Form 10-K
period 1993-12-31
REYNOLDS METALS CO
filed 1994-03-15
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1993

                       Commission File Number 1-1430

                          REYNOLDS METALS COMPANY
                          A Delaware Corporation
               (IRS Employer Identification No. 54-0355135)
  6601 West Broad Street, P. O. Box 27003, Richmond, Virginia 23261-7003
                        Telephone:  (804) 281-2000

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
Title of Each Class                           on Which Registered

Common Stock, no par value                  New York Stock Exchange
                                            Chicago Stock Exchange

Preferred Stock Purchase Rights             New York Stock Exchange
                                            Chicago Stock Exchange
         SM
7% PRIDES  , Convertible Preferred Stock    New York Stock Exchange
                                            Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 22, 1994:

(a) the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $2.18 billion*.

(b) the Registrant had 60,892,480 shares of Common Stock outstanding and entitled to vote.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 1994 - Part III
_____________________
* For this purpose, "nonaffiliates" are deemed to be persons other than directors, officers and persons owning beneficially more than five percent of the voting stock. The amount reported includes the market value of 11,000,000 shares of 7% PRIDES, Convertible Preferred Stock, each entitled to 4/5 of a vote.

                                   NOTE

This copy includes only EXHIBIT 21 of those listed on pages 54 - 59.

In accordance with the Securities and Exchange Commission's requirements, we will furnish copies of the remaining exhibits listed below upon payment of a fee of 10 cents per page. Please remit the proper amount with your request to:

     Secretary
     Reynolds Metals Company
     P.O. Box 27003
     Richmond, Virginia 23261-7003

Exhibits have the following number of pages:

     EXHIBIT 3.1          73       EXHIBIT 10.5    3
     EXHIBIT 3.2          19       EXHIBIT 10.6    3
     EXHIBIT 4.1          73       EXHIBIT 10.7    3
     EXHIBIT 4.2          19       EXHIBIT 10.8    2
     EXHIBIT 4.3         165       EXHIBIT 10.9    7
     EXHIBIT 4.4           6       EXHIBIT 10.10   6
     EXHIBIT 4.5         138       EXHIBIT 10.11  10
     EXHIBIT 4.6          18       EXHIBIT 10.12  14
     EXHIBIT 4.7          32       EXHIBIT 10.13   7
     EXHIBIT 4.8          24       EXHIBIT 10.14   7
     EXHIBIT 4.9           5       EXHIBIT 10.15  12
     EXHIBIT 4.10         74       EXHIBIT 10.16  13
     EXHIBIT 4.11          2       EXHIBIT 10.17   1
     EXHIBIT 4.12          2       EXHIBIT 10.18   2
     EXHIBIT 4.13          2       EXHIBIT 10.19   1
     EXHIBIT 4.14          2       EXHIBIT 10.20   1
     EXHIBIT 4.15         10       EXHIBIT 10.21   1
     EXHIBIT 4.16         14       EXHIBIT 10.22   4
     EXHIBIT 4.17          9       EXHIBIT 10.23   3
     EXHIBIT 4.18         33       EXHIBIT 10.24   3
     EXHIBIT 4.19         23       EXHIBIT 10.25   3
     EXHIBIT 4.20         89       EXHIBIT 10.26   3
     EXHIBIT 4.21         12       EXHIBIT 10.27   2
     EXHIBIT 10.1         21       EXHIBIT 10.28   1
     EXHIBIT 10.2         16       EXHIBIT 23      1
     EXHIBIT 10.3         19       EXHIBIT 24     28
     EXHIBIT 10.4          6

                             TABLE OF CONTENTS

                                  PART I
ITEM                                                              PAGE

 1.       BUSINESS. . . . . . . . . . . . . . . . . . . . . . . .   1
            GENERAL . . . . . . . . . . . . . . . . . . . . . . .   1
            COMPETITION . . . . . . . . . . . . . . . . . . . . .   5
               Principal Competitors. . . . . . . . . . . . . . .   5
               Industry Conditions. . . . . . . . . . . . . . . .   5
            RAW MATERIALS AND PRECIOUS METALS . . . . . . . . . .   5
               Bauxite, Alumina and Related Materials . . . . . .   5
                  Australia . . . . . . . . . . . . . . . . . . .   6
                  Brazil. . . . . . . . . . . . . . . . . . . . .   6
                  Guinea. . . . . . . . . . . . . . . . . . . . .   6
                  Guyana. . . . . . . . . . . . . . . . . . . . .   7
                  Indonesia . . . . . . . . . . . . . . . . . . .   7
                  Jamaica . . . . . . . . . . . . . . . . . . . .   7
               Precious Metals. . . . . . . . . . . . . . . . . .   7
            ALUMINUM PRODUCTION . . . . . . . . . . . . . . . . .   8
            FABRICATING OPERATIONS. . . . . . . . . . . . . . . .   8
            ENERGY. . . . . . . . . . . . . . . . . . . . . . . .   9
            ENVIRONMENTAL COMPLIANCE. . . . . . . . . . . . . . .  10
            RESEARCH AND DEVELOPMENT. . . . . . . . . . . . . . .  11
            EMPLOYEES . . . . . . . . . . . . . . . . . . . . . .  11
 2.       PROPERTIES. . . . . . . . . . . . . . . . . . . . . . .  14
 3.       LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .  16
 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . .  17
 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . .  18

                                  PART II

 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . .  20
 6.       SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . .  21
 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . .  22
 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . .  32
 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . .  52

                                 PART III

10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . .  52
11.       EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . .  52
12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . .  52
13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . .  52

                                  PART IV

14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . .  53

                                  PART I


Item 1.  BUSINESS

Reynolds Metals Company (the "Registrant") was incorporated in 1928 under the laws of the State of Delaware. As used herein, "Reynolds" and "Company" each means the Registrant and its consolidated subsidiaries unless otherwise indicated.


                                  GENERAL

Reynolds serves global markets as a supplier and recycler of aluminum and other products, with its core business being as an integrated producer of a wide variety of value-added aluminum products. Reynolds produces alumina, carbon products and primary and reclaimed aluminum, principally to supply the needs of its fabricating operations. These fabricating operations produce aluminum foil, sheet, plate, cans and extruded products (including heat exchanger tubing, driveshafts, bumpers and windows), flexible packaging and wheels, among other items. Reynolds also produces a broad range of plastic products, including film, bags, containers and lids, for consumer products, foodservice and packaging uses. The Company markets an extensive line of consumer products under the Reynolds brand name, including the well-known Reynolds Wrap aluminum foil. Reynolds' largest market for its products is the packaging and containers market, which includes consumer products. Reynolds is also a gold producer through operations in Western Australia.

To describe more fully the nature of its operations, Reynolds has separated its vertically integrated operations into two areas -- (1) Finished Products and Other Sales and (2) Production and Processing.

Finished Products and Other Sales includes the manufacture and distribution of various finished aluminum products, such as cans, containers, flexible packaging products, foodservice and household foils (including Reynolds
Wrap), laminated and printed foil and aluminum building products. Finished Products and Other Sales also includes the sale of plastic bags and food wraps (for example, Reynolds Plastic Wrap, Reynolds Crystal Color Plastic Wrap, Reynolds Oven Bags and Presto disposer bags), plastic lidding and container products, plastic film packaging, Reynolds Freezer Paper, Reynolds Baker's Choice baking cups, Reynolds Cut-Rite wax paper and wax paper sandwich bags, composite and nonaluminum building products, and printing cylinders and machinery.

Production and Processing includes the refining of bauxite into alumina, calcination of petroleum coke and production of prebaked carbon anodes, all of which are vertically integrated with aluminum production and processing plants. These plants produce and sell primary and reclaimed aluminum and a wide range of semifinished aluminum mill products, including flat rolled products, extruded and drawn products, cast products and other aluminum products. Examples of flat rolled products include aluminum can stock and machined plate. Examples of extruded and drawn products include heat exchanger tubing, driveshafts and bumpers. Examples of cast products include aluminum wheels. Production and Processing also includes the sale of gold and other nonaluminum products, technology, and various licensing, engineering and other services related to the production and processing of aluminum.

In the second quarter of 1993, Reynolds completed the sale of its Benton Harbor, Michigan aluminum reclamation plant to ALRECO Acquisition Corp., a subsidiary of FFS Inc.

On November 1, 1993, Reynolds acquired the aluminum beverage can and end manufacturing operations of Miller Brewing Company ("Miller"), increasing Reynolds' U.S. aluminum can capacity by almost 50 percent to 16 billion cans per year. Included in the purchase were five plants located in Wisconsin, New York, Texas, North Carolina and Georgia, having a combined annual capacity of 5 billion aluminum beverage cans and ends. Reynolds also entered into a long-term supply agreement with Miller to supply substantially all of Miller's aluminum beverage can requirements.

In the fourth quarter of 1993, Reynolds started production at a new facility in Arkansas which converts spent potliner from Reynolds' and other producers' North American aluminum smelting operations into an environmentally safe material with potential for recycling. Reynolds has entered into an agreement with a third party to market the treated residue from the facility for such uses as refractories and road construction. The facility, which is the only one of its kind, has the capacity to treat an estimated 115,000 metric tons of spent potliner each year.

In late 1993, Reynolds decided to take actions to restructure certain of its operations, principally in the fabricating area, to improve worldwide performance at a time of extremely difficult market conditions in the aluminum industry. The restructuring actions are in line with Reynolds' strategy of redirecting resources to those areas that meet its goal of profitable growth within its core businesses. The most significant operations affected are portions of Reynolds' business conducted at its McCook, Illinois sheet and plate plant, where a part of the plant's aluminum sheet production will be discontinued by mid-1994. As a result of its ongoing review of the economic viability of certain of its operations, Reynolds also decided to discontinue production of extruded irrigation tubing at its Torrance, California facility, idling the extrusion press at that facility effective December 31, 1993, and to eliminate extruded shapes operations at its Louisville, Kentucky extrusion plant, focusing instead on production of heat exchanger tubing products. See the discussion under "Costs and Expenses - Restructuring Charges" in Item 7, and under Note N to the consolidated financial statements in Item 8, of this report regarding the costs of these restructuring actions.

Information on shipments and net sales by classes of similar products is shown in Table 1.

                                              TABLE 1

                                       Net Sales and Shipments


                                               Net Sales                        Shipments
                                            (in millions)                 (metric tons in thousands)
                                       1993         1992       1991          1993     1992     1991
                                     ______________________________        ________________________
Finished products and other sales
Packaging and containers:
    Aluminum                         $1,262.3   $1,357.2   $1,399.6          267.9    268.3   272.1
    Nonaluminum                         511.0      522.6      456.6
Other aluminum                          359.2      339.9      311.9          123.6    111.1    96.2
Other nonaluminum                       395.6      362.5      319.9
                                     ______________________________        ________________________
                                      2,528.1    2,582.2    2,488.0          391.5    379.4   368.3
                                     ______________________________        ________________________

Production and processing
Primary aluminum                        379.9      364.4      426.2          309.4    275.2   307.8
Flat rolled                           1,075.8    1,187.4    1,225.2          455.9    455.6   430.7
Extruded and drawn                      513.6      683.4      746.8          179.4    189.2   189.2
Other aluminum                          352.1      398.4      409.1          157.7    174.7   173.3
Other nonaluminum                       289.0      278.6      331.1
Gold                                    130.7       98.2      103.7
                                     ______________________________        ________________________
                                      2,741.1    3,010.4    3,242.1        1,102.4  1,094.7 1,101.0
                                     ______________________________        ________________________

Net Sales                            $5,269.2   $5,592.6   $5,730.1        1,493.9  1,474.1 1,469.3
                                     ==============================        ========================

Revenues per pound

Primary aluminum                        $0.56     $0.60       $0.63

Fabricated aluminum
  products                              $1.45     $1.61       $1.72

Financial information relating to Reynolds' operations and identifiable assets by major operating and geographic areas is presented in Note J to the consolidated financial statements in Item 8 of this report.

Reynolds' products are generally sold to producers and distributors of industrial and consumer products in various markets. Information on sales of products by principal geographic and business markets is shown in Tables 2 and 3.

                                 TABLE 2


                       Principal Geographic Markets


                                            Approximate
                                         Percentage of Sales
                                      _________________________

                                        1993    1992    1991
                                        ____    ____    ____


United States                            75%     75%     75%

Canada                                    6       5       5

Other (Principally Europe)               19      20      20

Total                                   100%    100%    100%



                                  TABLE 3


                        Principal Business Markets

                                            Approximate
                                         Percentage of Sales
                                      _________________________

                                        1993    1992    1991
                                        ____    ____    ____


Packaging and Containers                 45%     45%      44%

Distributors and Fabricators             13      15       15

Building and Construction                12      12       12

Automotive and Transportation            11      11        9

Electrical*                               3       5        5

Other                                    16      12       15

Total                                   100%    100%     100%

_________________
*Reynolds sold its North American electrical cable operations in September, 1992.

                                COMPETITION

Principal Competitors

Reynolds' principal competitors in the sale in North America of products derived from primary aluminum are ten other domestic companies, a Canadian company and other foreign companies. Reynolds and many other companies produce reclaimed aluminum.

In the sale of semifinished and finished products, Reynolds competes with
(i) other producers of primary and reclaimed aluminum, which are also engaged in fabrication, (ii) other fabricators of aluminum and other products and (iii) other producers of plastic products. Reynolds' principal competitors in Europe are seven major multinational producers and a number of smaller European producers of aluminum semifabricated products. Aluminum and related products compete with various products, including those made of iron, steel, copper, zinc, tin, titanium, lead, glass, wood, plastic, magnesium and paper. Plastic products compete with products made of glass, aluminum, steel, paper, wood and ceramics, among others. Competition is based upon price, quality and service.

Reynolds' strategy is to continue improving its competitive position as an integrated producer of value-added aluminum products, with emphasis on growth opportunities in its core downstream fabricating operations, and to expand its packaging and containers and engineered automotive components businesses. Reynolds has undertaken continuing intensive cost reduction and performance improvement programs to improve its competitiveness that include work force reductions, permanent closures of higher cost facilities, disposal of uneconomic and non-core assets, and operational and organizational restructuring.

Industry Conditions

A worldwide oversupply of aluminum, caused by high exports from the Commonwealth of Independent States ("CIS"), start-up of substantial new capacity in the industry and economic weakness, has severely depressed the price of aluminum on world commodity markets. This supply-demand imbalance, with its resultant effect on prices, has dramatically affected the aluminum industry and Reynolds. The timing and magnitude of any improvements in these conditions cannot be predicted with certainty.

Multilateral government negotiations have been conducted to develop strategies to integrate the CIS aluminum industries into the world market. In late January, 1994, the governments of the six major aluminum-producing countries announced acceptance of a Memorandum of Understanding (the "MOU") addressing global supply-demand imbalance. The six governments finalized the text of the MOU during the week of February 28 and agreed to meet again on April 21, 1994 to review the global market situation. Among other things, the MOU contemplates reductions in Russian primary aluminum production of up to 500,000 metric tons per year for up to two years. Whether the MOU or other multilateral negotiations will be successful, and their ultimate effect on the supply-demand imbalance if successful, cannot be predicted with certainty. If multilateral negotiations are unsuccessful, unilateral trade sanctions (including, for example, import quotas or anti-dumping actions) may be pursued by governments or private parties. Such sanctions, if implemented, could result in improved prices in certain countries or regions but could also negatively impact Reynolds' globally integrated operations. The overall impact such sanctions might have on Reynolds' results of operations or competitive position therefore cannot be predicted with certainty.


                     RAW MATERIALS AND PRECIOUS METALS

Bauxite, Alumina and Related Materials

Bauxite, the principal raw material used in the production of aluminum, is refined into alumina, which is then reduced by an electrolytic process into primary aluminum.

Reynolds' bauxite requirements and a portion of its alumina requirements are met from sources outside the United States.

Reynolds has long-term arrangements to obtain bauxite at negotiated prices from sources in Australia, Brazil, Guinea and Jamaica. Reynolds also has a long-term arrangement with the U.S. government under which Reynolds has agreed to purchase at a negotiated price an aggregate of approximately 1,450,000 long dry tons of Jamaican bauxite stored next to Reynolds' Sherwin alumina plant near Corpus Christi, Texas, for the period 1994 through 1998.

Reynolds refines bauxite into alumina at its Sherwin alumina plant. Reynolds also acquires alumina from two joint ventures in which it has interests, one located in Western Australia, known as the Worsley Joint Venture ("Worsley"), and the other located in Stade, Germany, known as Aluminium Oxid Stade ("Stade"). See Table 4 under this Item and the discussion of Worsley under "Australia".

Production and purchases of bauxite and production of alumina are adjusted from time to time in response to changes in demand for primary aluminum and other factors. Reynolds has reduced production at its Sherwin plant in connection with the curtailment of operations at its U.S. primary aluminum production plants. See "Aluminum Production". At December 31, 1993, the Sherwin plant was operating at 65% of capacity.

     Australia

     Reynolds has a 50% ownership interest in Worsley, which has a rated capacity of 1,600,000 metric tons of alumina per year (expandable to 2,400,000 metric tons per year). Worsley has proven bauxite reserves sufficient to operate the alumina plant at its rated capacity (taking into account future expansions to increase rated capacity to up to 2,400,000 metric tons per year) for at least the next 50 years. The joint venture has no specified termination date.

     Reynolds has a long-term purchase arrangement under which it may purchase from a third party an aggregate of approximately 18,000,000 dry metric tons of Australian bauxite for the period 1994 through 2021. Of this amount, Reynolds has agreed to purchase 1,000,000 dry metric tons annually through 1996.

     Reynolds has agreements under which it has agreed to purchase from two other third parties 300,000 dry, and 65,000 wet, metric tons, respectively, of Australian bauxite in 1994.

     Brazil

     Reynolds and various other companies are participants in the Trombetas bauxite mining project in Brazil. Reynolds has a 5% equity interest in the project and has agreed to purchase an aggregate of approximately 2,400,000 dry metric tons of Brazilian bauxite from the project for the period 1994 through 1999.

     Reynolds is also maintaining an interest in other, undeveloped bauxite deposits in Brazil.

     Guinea

     Reynolds owns a 6% interest in Halco (Mining), Inc. ("Halco"). Halco owns 51% and the Guinean government owns 49% of Compagnie des Bauxites de Guinee ("CBG"), which has the exclusive right through 2038 to develop and mine bauxite in a 10,000 square-mile area in northwestern Guinea. Reynolds has a bauxite purchase contract with CBG which will provide Reynolds with an aggregate of approximately 1,200,000 dry metric tons of Guinean bauxite for the period 1994 through 1995.

     Guyana

     Reynolds and the Guyanese government each own a 50% interest in a bauxite mining project in the Berbice region of Guyana. Reynolds has a bauxite purchase contract under which it has agreed to purchase 625,000 dry metric tons of Guyanese bauxite from the project in 1994.

     Indonesia

     Reynolds has a purchase arrangement under which it has agreed to purchase from a third party 350,000 dry metric tons of Indonesian bauxite in 1994.

     Jamaica

     Reynolds has a long-term purchase arrangement under which it has agreed to purchase from a third party an aggregate of 3,000,000 dry metric tons of Jamaican bauxite for the period 1994 through 1995.

Reynolds' present sources of bauxite and alumina are more than adequate to meet the forecasted requirements of its primary aluminum production operations for the foreseeable future. To utilize excess alumina capacity, Reynolds enters into third-party sales arrangements. Reynolds also enters into arrangements to sell bauxite in excess of its needs to third parties.

Other materials used in making aluminum are either purchased from others or supplied from Reynolds' carbon products plants in Baton Rouge and Lake Charles, Louisiana.

Precious Metals

Reynolds is currently a 40% participant in the Boddington gold project, and the owner of the Mt. Gibson gold project and the Marvel Loch gold property, all located in Western Australia. Mt. Gibson commenced production in late 1986; Boddington commenced production in mid-1987; and Reynolds acquired Marvel Loch in 1991.

Reynolds announced on February 9, 1994 that it has reached an agreement to sell Reynolds Australia Metals, Ltd., which holds its 40% interest in Boddington, to Poseidon Gold, Limited. The transaction, which is subject to certain conditions, was originally scheduled for completion in March, 1994. Another Boddington joint venturer has asserted that it has pre-emptive rights with respect to the transaction. Legal proceedings have been filed in the Supreme Court of Western Australia to resolve this issue. These proceedings will likely delay completion of the transaction until the second quarter of 1994 and, if adversely determined, could prevent completion of the transaction.

In the second quarter of 1993, Reynolds acquired the remaining 50% interest in the Mt. Gibson gold project that it did not previously own. In 1993, Mt. Gibson produced for Reynolds' account 64,300 ounces of gold. Mt. Gibson has a mining and processing capacity of up to 1.1 million metric tons of ore annually using standard carbon-in-leach technology. In 1993, Mt. Gibson commissioned a heap leach operation which has the capacity to process an additional 2.0 million metric tons of ore annually.

In 1993, Boddington produced for Reynolds' account 149,700 ounces of gold. Boddington has a mining and processing capacity of up to 7.2 million metric tons of ore per year. In 1993, Boddington commissioned a new underground mine which is supplying ore to its supergene/basement plant which has the capacity to process up to 100,000 additional metric tons of ore annually.

The Marvel Loch gold property has a processing capacity of up to 1.0 million metric tons of ore annually. In 1993, Marvel Loch produced 145,200 ounces of gold.

Each of the Australian sites is being prospected for possible additional reserves. Reynolds is also searching for gold at other sites in Australia and in North America.


                            ALUMINUM PRODUCTION

Reynolds owns and operates three primary aluminum production plants in the United States and one located at Baie Comeau, Quebec, Canada. Reynolds is also entitled to a share of the primary aluminum produced at three joint ventures in which it participates, one located in Quebec, Canada, known as the Becancour joint venture ("Becancour"), one located in Hamburg, Germany, known as Hamburger Aluminium-Werk GmbH ("Hamburg"), and the third in Ghana, Africa, known as Volta Aluminium Company Limited ("Ghana"). See Table 5 under this Item and note (h) thereto for information on these primary aluminum production plants. Reynolds also buys primary aluminum on the open market.

Reynolds has a 25% equity interest in Becancour and is entitled to a proportionate share of production. The plant currently consists of three fully operational potlines, each with a capacity of 120,000 metric tons of aluminum per year.

Production at the primary aluminum plants listed in Table 5 can vary due to a number of factors, including changes in worldwide supply and demand. Due to the continuing worldwide aluminum supply-demand imbalance, Reynolds has temporarily shut down 88,000 metric tons of primary aluminum production capacity at its Massena, New York (41,000 metric tons) and Longview, Washington (47,000 metric tons) plants, effective in the fourth quarter of 1993. Taking into account these latest curtailments, Reynolds has idled a total of 209,000 metric tons, or 21% of its 991,000 metric tons of primary aluminum capacity. Reynolds' Troutdale, Oregon plant, with a capacity of 121,000 metric tons, has been idle since 1991. At December 31, 1993, the U.S. plants listed in Table 5 were operating collectively at a rate of 53% of capacity; all other plants listed in Table 5 were operating at full capacity. See Table 6 under this Item. In order to balance its alumina supply system, Reynolds temporarily reduced production by 20% at its Sherwin alumina plant in Texas in connection with the latest curtailments. Production at the Sherwin alumina plant was previously reduced in connection with the Troutdale curtailment. See "Raw Materials and Precious Metals - Bauxite, Alumina and Related Materials". (See the discussion of threatened legal proceedings relating to the Massena, New York plant under "Environmental Compliance" and in Item 3 of this report.)

Reynolds has an 8% equity interest in C.V.G. Aluminio del Caroni, S.A., which produces primary aluminum in Venezuela.

Reynolds has agreed to acquire a 10% equity interest in the Aluminum Smelter Company of Nigeria (ALSCON), with the Nigerian government and private interests holding the remaining equity. As part of the arrangement, Reynolds will purchase at market-related prices 140,000 metric tons of primary aluminum annually from a 180,000 metric ton smelter being constructed by ALSCON in Nigeria.

Reynolds produces reclaimed aluminum from aluminum scrap at Bellwood, Virginia and Sheffield, Alabama. See Table 6 under this Item. Scrap for these facilities is obtained through Reynolds' nationwide recycling network and other scrap purchases and from Reynolds' manufacturing operations. In 1993, Reynolds obtained approximately 299,000 metric tons of recycled aluminum from its recycling network and other scrap purchases. Reynolds sold its Benton Harbor, Michigan aluminum reclamation plant in the second quarter of 1993. See "General".


                          FABRICATING OPERATIONS

Reynolds' semifinished and finished aluminum products and nonaluminum products are produced at numerous domestic and foreign plants wholly or partly owned by Reynolds. These plants are included in Table 7 under Item 2 of this report. The annual capacity of these plants depends upon the variety and type of products manufactured.

In line with Reynolds' strategy to emphasize its downstream fabricating operations, Reynolds has over the past three years (1) continued to upgrade and modernize its extrusion, sheet, plate, foil, can, plastics and flexible packaging manufacturing facilities, particularly facilities for production of such value-added products as packaging, can stock and aerospace components, (2) acquired in 1993 Miller Brewing Company's aluminum can and end manufacturing operations, increasing its U.S. can-making capacity by almost 50%, (3) completed an expansion in 1992 of a joint venture facility to produce aluminum cans in Brazil and began a further expansion of the facility in 1993, (4) announced in 1993 plans to further expand its can-making capacity in South America by participating in the construction of two can plants, one in Brazil and one in Chile, (5) initiated in 1993 a 50% expansion of its Tampa can plant, (6) developed new types of, and applications for, aluminum cans, (7) increased its investment in manufacturing equipment and facilities for composite, vinyl and plastic building products, (8) completed an expansion of a jointly-owned aluminum wheel plant in Ontario, Canada in 1992, (9) completed in 1991 a new aluminum casting facility at its Alloys Plant in Alabama, (10) completed in 1991 an expansion of its Bellwood extrusion plant in Virginia, (11) completed in 1992 an expansion at its McCook plant in Illinois, increasing machined aluminum plate capacity by 50% to serve the automotive, aircraft and aerospace industries, (12) entered into an agreement with Mitsubishi Materials Corporation, Mitsubishi Aluminum Co., Ltd. and Mitsubishi Corporation, and an agreement with Sumitomo Light Metal Industries, Ltd., to pursue joint research and development work on new technologies and processes in the production of aluminum extrusion and sheet applications, respectively, for the worldwide automotive industry, both in 1992, (13) constructed in Indiana a $26 million fabricating plant to produce aluminum automotive extruded components, scheduled to reach full production in early 1994, and (14) commercialized in 1993 Spin Flow can necking technology (perfected by Reynolds in conjunction with Ball Corporation) for forming the neck of aluminum cans at high speeds.

In line with Reynolds' objective to expand its packaging and consumer products business, Reynolds has over the past three years (1) substantially increased marketing support behind its flagship Reynolds Wrap brand, (2) increased PVC film capacity by 20% in 1992-1993 to serve the growing Reynolon shrink film as well as consumer and foodservice film markets, (3) introduced new products, including Regard stretch pallet overwrap film (manufactured by Presto Products Company) and Reynolds Micro-Redi microwavable containers, both in 1992, and, in 1993, a complete line of Diamond plastic wraps and bags for selected international markets and (4) reintroduced in 1991 Reynolds Cut-Rite wax paper sandwich bags.


                                  ENERGY

Reynolds consumes substantial amounts of energy in refining bauxite into alumina and in reducing alumina to aluminum.

Alumina is produced by a process requiring high temperatures at various stages. These temperatures are achieved by burning natural gas or coal at the alumina plants. Natural gas and coal are purchased under long- and short-term contracts. See Table 4 under this Item.

Primary aluminum is produced from alumina by an electrolytic process requiring large amounts of electric power. Electricity required for Reynolds' primary aluminum production plants is purchased under long-term contracts. See Table 5 under this Item.

Reynolds expects to meet its energy requirements for primary aluminum production for the foreseeable future under long-term contracts. Under these contracts, however, Reynolds may experience shortages of interruptible power from time to time at its Washington, Oregon, New York and Ghana reduction plants. Production at Ghana is dependent on hydroelectric power and has from time to time been curtailed by drought.

                         ENVIRONMENTAL COMPLIANCE

Reynolds has spent and will spend substantial capital and operating amounts relating to ongoing compliance with environmental laws. The area of environmental management, including environmental controls, continues to be in a state of scientific, technological and regulatory evolution. Consequently, it is not possible for Reynolds to predict accurately the total expenditures necessary to meet all future environmental requirements. Reynolds expects, however, to add or modify environmental control facilities at a number of its worldwide locations to meet existing and certain anticipated regulatory requirements, including regulations to be implemented under the Clean Air Act Amendments of 1990 (the "Clean Air Act").

Based on information currently available, Reynolds estimates that compliance with the Clean Air Act's hazardous air pollutant standards would require in excess of $200 million of capital expenditures beginning in the latter half of this decade at Reynolds' U.S. primary aluminum production plants. The ultimate effect of the Clean Air Act on such plants and Reynolds' other operations (and the actual amount of any such capital expenditures) will depend on how the Clean Air Act is interpreted and implemented pursuant to regulations that are currently being developed and on such additional factors as the evolution of environmental control technologies and the economic viability of such operations at the time. As a result of threatened legal proceedings relating to Reynolds' Massena, New York primary aluminum production plant, significant portions of these capital expenditures might have to be accelerated. (See the discussion of such threatened proceedings in Item 3 of this report.) If this occurs, Reynolds would have to consider whether such expenditures would be prudent under prevailing economic conditions and in light of the uncertainty as to standards ultimately to be imposed by the Clean Air Act. If Reynolds determined such expenditures were not prudent, its alternatives would include curtailment of operations at the Massena plant. Any such curtailment would not be expected to have a material adverse effect on Reynolds' financial position or its ongoing results of operations.

Capital expenditures for equipment designed for environmental control purposes were approximately $44 million in 1991, $63 million in 1992 and $55 million in 1993. The portion of such amounts expended in the United States was $28 million in 1991, $57 million in 1992 and $47 million in 1993. Expenditures in 1992 and 1993 included $32 million and $19 million, respectively, for construction of a facility in Arkansas to convert spent potliner from Reynolds' and other producers' aluminum smelting operations into an environmentally safe material with potential for recycling. See "General". Reynolds estimates that annual capital expenditures for environmental control facilities will average approximately $35 million through 1995. Future capital expenditures for environmental control facilities cannot be predicted with accuracy for the reasons cited above; however, it may be expected that environmental control standards will become increasingly stringent and that the expenditures necessary to comply with them could increase substantially.

Reynolds has been identified as a potentially responsible party ("PRP") and is involved in remedial investigations and remedial actions under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and similar state laws regarding the past disposal of wastes at approximately 40 sites in the United States. Such statutes may impose joint and several liability for the costs of such remedial investigations and actions on the entities that arranged for disposal of the wastes, the waste transporters that selected the disposal sites and the owners and operators of such sites; responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, Reynolds is investigating possible environmental contamination, which may also require remedial action, at certain of its present and former United States manufacturing facilities, including contamination by polychlorinated biphenyls ("PCBs") at its Massena, New York primary aluminum production plant which will require remediation. At most of the 40 sites referred to above where Reynolds has been identified as a PRP, it is one of many PRPs, and its share of the anticipated cleanup costs is expected to be small. With respect to certain other sites (not included in the foregoing number) where Reynolds has been identified as a PRP, Reynolds has either fully or substantially settled or resolved actions related to such sites at minimal cost or believes that it has no responsibility with regard to them. Reynolds has been notified that it may be a PRP at certain additional sites.

Reynolds' policy is to accrue remediation costs when it is probable that remedial efforts will be required and the related costs can be reasonably estimated. On a quarterly basis, Reynolds evaluates the status of all sites, develops or revises estimates of costs to satisfy known remediation requirements and adjusts its accruals accordingly. At December 31, 1993, the accrual for known remediation requirements was $298 million. This amount reflects management's best estimate of Reynolds' ultimate liability for such costs. Potential insurance recoveries are not expected to be material and therefore have not been considered. As a result of such factors as the developing nature of administrative standards promulgated under Superfund and other environmental laws; the unavailability of information regarding the condition of potential sites; the lack of standards and information for use in the apportionment of remedial responsibilities; the numerous choices and costs associated with diverse technologies that may be used in remedial actions at such sites; the availability of insurance coverage; the ability to recover indemnification or contribution from third parties; and the time periods over which eventual remediation may occur, estimated costs for future environmental compliance and remediation are necessarily imprecise and it is not possible to predict the amount or timing of future costs of environmental remediation which may subsequently be determined. Based on information currently available, it is management's opinion that such future costs are not likely to have a material adverse effect on Reynolds' competitive or financial position or its ongoing results of operations. However, such costs could be material to future quarterly or annual results of operations.

See the discussion under "Costs and Expenses - Environmental Matters" in
Item 7, and under Note M to the consolidated financial statements in Item 8, of this report regarding the Company's anticipated costs of environmental compliance.


                         RESEARCH AND DEVELOPMENT

Reynolds engages in a continuous program of basic and applied research and development. This program deals with new and improved materials, products, processes and related environmental compliance technologies. It includes the development and expansion of products and markets which benefit from aluminum's light weight, strength, resistance to corrosion, ease of fabrication, high heat and electrical conductivity, recyclability and other properties. Materials involving aluminum, plastics, ceramics and various polymers and their processing are also included in the scope of Reynolds' research and development activity. Expenditures for Reynolds-sponsored research and development activities were approximately $37 million in 1991, $38 million in 1992 and $36 million in 1993.

Reynolds owns certain patents relating to its products and processes based predominantly upon its in-house research and development activities. The patents owned by Reynolds, or under which it is licensed, generally concern particular products or manufacturing techniques. Reynolds' business is not, however, materially dependent on patents.


                                 EMPLOYEES

At December 31, 1993, Reynolds had approximately 29,000 employees. In the second quarter of 1993, Reynolds and the United Steelworkers of America and the Aluminium, Brick and Glass Workers International Union agreed to new labor contracts (involving approximately 7,000 employees) which will expire in May, 1996. In 1993, approximately 600 salaried employees retired under an early retirement window approved in 1992.

                                  TABLE 4
                     Alumina Plants and Energy Supply

                             Rated
                         Capacity(a) at                        Principal
                        December 31, 1993     Energy        Energy Contract
Plants                     Metric Tons      Purchased(b)    Expiration Date
______                  _________________   ____________    _______________


Corpus Christi, Texas    1,700,000(c)       Natural Gas          1994(d)

Worsley, Australia         800,000(e)       Coal                 2002

Stade, Germany             350,000(e)       Natural Gas          1996



                                  TABLE 5
           Primary Aluminum Production Plants and Energy Supply

                           Rated
                        Capacity(a) at                        Principal
                       December 31, 1993      Energy        Energy Contract
Plant                    Metric Tons        Purchased(b)    Expiration Date
_____                 __________________    ____________    _______________

Baie Comeau, Canada        400,000          Electricity     2011 and 2014

Longview, Washington       204,000(f)       Electricity     2001

Massena, New York          123,000(f)       Electricity     2013(g)

Troutdale, Oregon          121,000(f)       Electricity     2001

Becancour, Canada           90,000(h)       Electricity     2014

Hamburg, Germany            33,000(h)       Electricity     1995

Ghana, Africa               20,000(h)       Electricity     1997(i)



                                  TABLE 6
                     Aluminum Capacity and Production

                               (Metric Tons)

              Primary Aluminum(j)               Reclaimed Aluminum(k)
         _____________________________       __________________________
           Rated                               Rated
Year     Capacity(a),(f) Production(f)       Capacity(a)     Production
____     _______________ _____________       ___________     __________

1991       991,000          948,000            510,000         414,000

1992       991,000          880,000            510,000         445,000

1993       991,000          869,000            462,000         386,000

NOTES TO TABLES 4, 5, and 6.

(a) Ratings are estimates at the end of the period based on designed capacity and normal operating efficiencies and do not necessarily represent maximum possible production.

(b)       See "Energy".

(c) In order to balance its alumina supply system, Reynolds has reduced production at its Sherwin alumina plant near Corpus Christi, Texas in connection with the curtailment of operations at its U.S. primary aluminum plants. See "Aluminum Production". At December 31, 1993, the Sherwin plant was operating at 65% of capacity.

(d) At current production levels, approximately 60% of the plant's natural gas requirements is purchased under a one-year contract and the remainder is purchased under short-term contracts. As production increases, additional natural gas requirements will be purchased under short-term contracts. The base term of the one-year contract referred to above will conclude at the end of 1994, but the contract will extend from month to month unless terminated by one of the parties.

(e) Reynolds is entitled to 50% of the production of Worsley and of Stade. Capacity figures reflect Reynolds' share.

(f) Reynolds curtailed 70,500 metric tons of production at its Troutdale primary aluminum plant in the third quarter of 1991 and the remainder of the plant's capacity in the fourth quarter of 1991. The Troutdale plant remains idle. Reynolds curtailed an aggregate of 88,000 metric tons of primary aluminum production capacity at its Massena (41,000 metric tons) and Longview (47,000 metric tons) plants effective in the fourth quarter of 1993. See "Aluminum Production".

(g) The power contract terminates in 2013, subject to earlier termination by the supplier in 2003 if its federal license for a hydroelectric project is not renewed.

(h) Reynolds is entitled to 25% of the production of Becancour, 33-1/3% of the production of Hamburg, and 10% of the production of Ghana. Capacity figures reflect Reynolds' share.

(i) The power contract provides for a 20-year extension at the option of the smelter owners.

(j) Production is from Reynolds' primary aluminum production operations listed in Table 5.

(k) Production through the second quarter of 1993 is from Reynolds' Bellwood, Virginia; Sheffield, Alabama; and Benton Harbor, Michigan reclamation facilities. Reynolds sold its Benton Harbor, Michigan facility in the second quarter of 1993. See "General".

Item 2.  PROPERTIES

For information on the location and general nature of Reynolds' principal domestic and foreign properties, see Item 1, BUSINESS. Table 7 lists as of February 7, 1994 Reynolds' wholly-owned domestic and foreign operations and shows the domestic and foreign locations of operations in which Reynolds has interests. The properties listed are held in fee except as otherwise indicated. Properties held other than in fee are not, individually or in the aggregate, material to Reynolds' operations and the arrangements under which such properties are held are not expected to limit their use. Reynolds believes that its facilities are suitable and adequate for its operations. With the exception of the Longview, Massena and Troutdale primary aluminum production plants and the Sherwin alumina plant, as explained above, there is no significant surplus or idle capacity at any of Reynolds' major manufacturing facilities. The restructured operations at Reynolds' McCook sheet and plate plant and Torrance and Louisville extrusion facilities are not considered as surplus or idle capacity. See
Item 1 under the caption "General".

                                  TABLE 7

               Wholly-Owned Domestic and Foreign Operations

 Manufacturing, Mining and Distribution

 Alumina:                             Recycling:
 Corpus Christi, Texas                Recycling Plants and
 Malakoff, Texas                       Centers (U.S.)(638)**

 Calcined Coke:                       Reclamation:
 Baton Rouge, Louisiana               Sheffield, Alabama (2)
 Lake Charles, Louisiana              Bellwood, Virginia

 Carbon Anodes:                       Mill Products:
 Lake Charles, Louisiana              Sheffield, Alabama
                                      McCook, Illinois
 Primary Aluminum:                    Bellwood, Virginia
 Massena, New York                    Cap-de-la-Madeleine,
 Troutdale, Oregon                     Quebec, Canada
 Longview, Washington                 Hamburg, Germany***
 Baie Comeau, Quebec, Canada          Latina, Italy

                                      Aluminum Cans:
 Spent Potliner Treatment:            San Francisco, California
 Gum Springs, Arkansas                Torrance, California
                                      Tampa, Florida
 Extruded Products:                   Moultrie, Georgia
 Auburn, Indiana                      Honolulu, Hawaii
 Louisville, Kentucky                 Kansas City, Missouri
 El Campo, Texas                      Fulton, New York
 Ashland, Virginia*                   Middletown, New York
 Bellwood, Virginia                   Reidsville, North Carolina (cans and
 Richmond Hill, Ontario, Canada        ends)
 Ste. Therese, Quebec, Canada         Salisbury, North Carolina
 Nachrodt, Germany*                   Fort Worth, Texas
 Harderwijk, Netherlands              Houston, Texas
 Lelystad, Netherlands                Seattle, Washington
 Maracay, Venezuela                   Milwaukee, Wisconsin
                                      Rocklin, California (ends)
                                      Bristol, Virginia (ends)
                                      Enzesfeld, Austria#
                                      Guayama, Puerto Rico

 Powder and Paste:                    Building and Construction
 Louisville, Kentucky                 Products:
                                      Eastman, Georgia*
 Electrical Rod:                      Bourbon, Indiana
 Becancour, Quebec, Canada            Ashville, Ohio
                                      Lynchburg, Virginia
 Foil Feed Stock:                     Weston, Ontario, Canada
 Hot Springs, Arkansas                Merxheim, France*
                                      Nachrodt, Germany
 Packaging and Consumer               Dublin, Ireland*
 Products:                            Harderwijk, Netherlands
 Beacon Falls, Connecticut            Lisburn, Northern Ireland*
 Louisville, Kentucky                 Service Centers (U.S.)(46)**
 Mt. Vernon, Kentucky
 Sparks, Nevada*
 Downingtown, Pennsylvania
 Lewiston, Utah
 Bellwood, Virginia                   Printing Cylinders:
 Grottoes, Virginia                   Longmont, Colorado*
 Richmond, Virginia                   Atlanta, Georgia*
 South Boston, Virginia               Clarksville, Indiana*
 Appleton, Wisconsin (2)              Louisville, Kentucky
 Little Chute, Wisconsin              Newport, Kentucky*
 Weyauwega, Wisconsin                 Battle Creek, Michigan*
 Rexdale, Ontario, Canada             St. Louis, Missouri
 Cap-de-la-Madeleine,                 Phoenix, New York*
  Quebec, Canada                      Wilmington, North Carolina*
 Latina, Italy                        Exton, Pennsylvania*
                                      Franklin, Tennessee*
                                      Richmond, Virginia



 Wheels:                              Can Machinery and Systems:
 Ferrara, Italy                       Richmond, Virginia

 Gold:                                Reynolds Aluminum Supply
 Marvel Loch and Mt. Gibson,          Company:
  Western Australia, Australia        Service Centers (U.S.)(22)**
                                      Processing Centers (U.S.)(2)

 Research and Development

 Richmond, Virginia:                  Corpus Christi, Texas:
 Can Development Center               Alumina Technology
 Corporate Research
  and Development                     Sheffield, Alabama:
  Central Laboratories                Manufacturing Technology
 Packaging Technology                  Laboratory


                             Other Operations
                      In Which Reynolds Has Interests

 Australia:                           Guinea:
 Bauxite and alumina, gold##          Bauxite

 Belgium:                             Guyana:
 Building products and extrusions     Bauxite*

                                      Italy:
 Brazil:                              Reclamation
 Bauxite, aluminum cans
  and ends, recycling                 Philippines:
                                      Mill products, extrusions, foil
 Canada:
 Primary aluminum, electric           Russia:
  power generation, aluminum          Foil feed stock
  wheels

 Colombia:                            Spain:
 Mill products, extrusions,           Mill products, extrusions, foil,
  foil                                 wire and cable, packaging
                                       and consumer products, printing
 Egypt:                                cylinders
 Extrusions
                                      Venezuela:
 Germany:                             Primary aluminum, mill products,
 Alumina, primary aluminum*            foil, aluminum cans and ends,
                                       recycling, aluminum wheels
 Ghana:
 Primary aluminum*

____________________________
*       Leased.
**      Recycling Plants and Centers - 629 leased.
        Building and Construction Products Service Centers - 44 leased. Reynolds Aluminum Supply Company Service Centers - 14 leased.
***     Held under an installment purchase arrangement.
# Reynolds announced on February 15, 1994 an agreement to sell its Austria Dosen aluminum beverage can plant to PLM AB. The transaction, which is subject to certain conditions, is expected to be completed by the end of March, 1994.
## Reynolds has reached an agreement to sell Reynolds Australia Metals, Ltd., which holds its 40% interest in the Boddington gold project. See the discussion under Item 1 of this report under the caption "Raw Materials and Precious Metals - Precious Metals".

The titles to Reynolds' various properties were not examined specifically for this report.


Item 3.  LEGAL PROCEEDINGS

On January 11, 1993, the Registrant received from the California Earth Corps ("CEC") a 60-day notice of intent to sue under the "Proposition 65" provision of the California Health and Safety Code. The notice alleges that the Registrant's Torrance Can Plant failed to provide a required warning of the public's exposure to certain chemicals listed pursuant to California law. Under California law, CEC may take action against the Registrant and receive a bounty if the action is successful. Penalties of up to $2,500 per day of violation could be sought in the potential action. The Registrant has responded to the notice, denying the alleged violations. CEC has taken no action to date.

On July 29, 1992, the U.S. Environmental Protection Agency (the "EPA") filed an administrative complaint against the Registrant alleging paperwork violations and failure to determine whether certain materials in storage constituted hazardous wastes under the federal Resource Conservation and Recovery Act and state hazardous waste regulations at the Registrant's Longview, Washington primary aluminum production plant. The EPA sought $296,000 in civil penalties. Based on the Registrant's response to the complaint, the EPA dropped certain claims and amended others. The parties have tentatively agreed to a settlement of the matter under which the Registrant would pay a penalty of $11,250 and agree to install certain parts washing stations that would result in a reduction in the generation of solvent wastes at the Longview plant. The parties are preparing documents to finalize the settlement.

As previously reported in the Registrant's Report on Form 10-Q for the Quarter ended March 31, 1993, on June 10, 1988, the Atlantic States Legal Foundation ("Atlantic States") filed suit against the Registrant in the U.S. District Court for the Western District of New York (the "Court") under the "citizen suit" provision of the federal Clean Water Act. The State of New York intervened in the case on December 1, 1989. The suit involved the discharge of substances from the Registrant's Massena, New York primary aluminum production plant. An agreement of the parties to settle the suit for payments by the Registrant aggregating $515,000, resolving claims for penalties and other costs, was approved by the Court on May 12, 1992; however, the Court retained jurisdiction of the matter. In a letter dated April 12, 1993, Atlantic States informed the Registrant that it has withdrawn its waiver of enforcement, citing violations at the Massena plant of interim effluent limits contained in the settlement agreement and other effluent limit violations. Atlantic States has stated that it would be providing the Registrant a settlement offer concerning such violations, which the Registrant to date has not received.

On November 9, 1993, counsel for the St. Regis Mohawk Tribe served the Registrant with a notice of intent to file a citizen suit for alleged violations of the federal Clean Air Act and certain New York state air emission standards at the Registrant's Massena, New York primary aluminum production plant. At a meeting with tribal and state representatives in December, 1993, the State of New York alleged that the Registrant's emissions were causing a violation of ambient air standards for benzo-a-pyrene. The state and Mohawk Tribe asked, among other things, that the Registrant agree to accelerate capital investments to achieve compliance with the Clean Air Act's Maximum Achievable Control Technology ("MACT") standards (although the EPA is not expected to establish such standards until 1996 or 1997). Discussions to resolve the matter are ongoing among the parties. Capital expenditures to achieve MACT standards at the Massena plant, together with related capital expenditures, could exceed $150 million. See the discussion of Clean Air Act compliance costs in Item 1 under the caption "Environmental Compliance".

See the discussion of legal proceedings related to the proposed sale of Reynolds Australia Metals, Ltd. under the caption "Raw Materials and Precious Metals - Precious Metals" in Item 1 of this report.

Various other suits and claims are pending against Reynolds. In the opinion of Reynolds' management, after consultation with counsel, disposition of these suits and claims and the actions referred to in the preceding paragraphs, either individually or in the aggregate, will not have a material adverse effect on Reynolds' competitive or financial position or its ongoing results of operations. No assurance can be given, however, that the disposition of one or more of such suits, claims or actions in a particular reporting period will not be material in relation to the reported results for such period.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of 1993.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant are as follows:


     Name                Age  Positions Held During Past Five Years

Richard G. Holder        62   Chairman of the Board and Chief Executive
                              Officer since May 1992.  President and Chief
                              Operating Officer 1988-1992.  Director since
                              1984.

Yale M. Brandt           63   Vice Chairman since May 1992.  Executive
                              Vice President, Fabricated Industrial
                              Products 1990-1992.  Executive Vice
                              President, Fabricating Operations 1988-1990.
                              Director since 1988.

Randolph N. Reynolds     52   Vice Chairman since January 1994.  Executive
                              Vice President, International 1990-1994.
                              Vice President 1985-1990.  President,
                              Reynolds International, Inc., a subsidiary of the Company, since November 1980, and Chief Executive Officer of that subsidiary since November 1981. Director since 1984.

Jeremiah J. Sheehan      55   President and Chief Operating Officer since
                              January 1994.  Executive Vice President,
                              Fabricated Products 1993-1994.  Executive
                              Vice President, Consumer and Packaging
                              Products 1990-1993.  Vice President, Can
                              Division 1988-1990.  Director since January
                              1994.

Henry S. Savedge, Jr.    60   Executive Vice President and Chief Financial
                              Officer since May 1992.  Vice President,
                              Finance 1990-1992. Vice President, Planning and Analysis 1987-1990. Director since
                              September 1992.

Donald T. Cowles         46   Executive Vice President, Human Resources
                              and External Affairs since February 1993.
                              Vice President, General Counsel and
                              Secretary 1989-1993.  Secretary and
                              Assistant General Counsel 1985-1989.

J. Wilt Wagner           52   Executive Vice President, Raw Materials,
                              Metals and Industrial Products since March
                              1993.  Executive Vice President, Fabricated
                              Industrial Products 1992-1993.  Vice
                              President, Mill Products Division 1990-1992.
                              Mill Products Division General Manager
                              1989-1990.  Mill Products Division
                              Operations Manager 1988-1989.

Thomas P. Christino      54   Vice President, Flexible Packaging Division
                              since November 1993.  Flexible Packaging
                              Division General Manager 1992-1993.
                              Flexible Packaging Products National Sales and Marketing Manager 1987-1992.

E. Jack Gates            52   Vice President, Raw Materials and Precious
                              Metals Division since April 1993.  Raw
                              Materials and Precious Metals Division
                              General Manager 1993.  Reduction Division
                              General Manager 1990-1993.  Reduction
                              Division Operations Manager 1983-1990.

Rodney E. Hanneman       57   Vice President, Quality Assurance and
                              Technology Operations since March 1985.

Douglas M. Jerrold       43   Vice President, Tax Affairs since April
                              1990.  Corporate Director of Tax Affairs
                              1987-1990.

D. Michael Jones         40   Vice President, General Counsel and
                              Secretary since February 1993.  Associate
                              General Counsel and Assistant Secretary
                              1990-1993.  Senior Attorney and Assistant
                              Secretary 1987-1990.

John B. Kelzer           57   Vice President, Extrusion Division since
                              April 1993.  Extrusion Division General
                              Manager 1990-1993.  Manager of the Company's
                              McCook, Illinois Sheet and Plate Plant 1985-
                              1990.

William E. Leahey, Jr.   44   Vice President, Can Division since April
                              1993.  Can Division General Manager 1992-
                              1993.  Can Division Sales and Marketing
                              Director 1990-1992.  Vice President, Asia
                              Pacific Division, Continental Can
                              International 1986-1990.

John M. Lowrie           53   Vice President, Consumer Products Division
                              since October 1988.

John M. Noonan           60   Vice President, Construction Products and
                              Properties Divisions since January 1984.

William G. Reynolds, Jr. 54   Vice President, Government Relations and
                              Public Affairs since 1980.

Julian H. Taylor         50   Vice President, Treasurer since April 1988.

C. Stephen Thomas        54   Vice President, Mill Products Division since
                              May 1992.  Vice President, Can Division
                              1990-1992.  Vice President, Operations, Can
                              Division July-December 1990.  Vice
                              President, Extrusion Division 1987-1990.

Nicholas D. Triano       62   Vice President, Materials Management since
                              April 1989.  Corporate Director, Materials
                              Management 1987-1989.

Allen M. Earehart        51   Controller since March 1993.  Director,
                              Corporate Accounting 1982-1993.

                                  PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Registrant's Common Stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. At February 22, 1994, there were 10,876 holders of record of the Registrant's Common Stock.

The high and low sales prices for shares of the Registrant's Common Stock as reported on the New York Stock Exchange Composite Transactions Tape and the dividends declared per share during the periods indicated are set forth below:

                                       High       Low   Dividends

         1993

                  First Quarter     $58-7/8    $48-5/8       $.45
                  Second Quarter     49         42            .25
                  Third Quarter      52-3/4     41-5/8        .25
                  Fourth Quarter     48-7/8     41-1/8        .25
         1992

                  First Quarter     $59-3/8    $48-7/8       $.45
                  Second Quarter     64-3/8     54            .45
                  Third Quarter      60-1/2     48-5/8        .45
                  Fourth Quarter     56-5/8     47            .45


On February 18, 1994, the Board of Directors declared a dividend of $0.25 per share of Common Stock, payable April 1, 1994 to stockholders of record on March 4, 1994.

Item 6.  SELECTED FINANCIAL DATA


Consolidated Income Statements (In millions, except per share amounts)


                                         1993        1992       1991        1990        1989
                                      _______________________________________________________

Net sales                             $5,269.2    $5,592.6   $5,730.1    $6,022.4    $6,143.1
Equity, interest and other income         25.0        27.7       54.4        53.3        68.0
Gain on sale of investment                   -        36.1          -           -           -
                                      _______________________________________________________

                                       5,294.2     5,656.4    5,784.5     6,075.7     6,211.1

Cost of products sold                  4,930.3     5,031.8    5,010.3     5,023.6     4,962.7
Operational restructuring and asset
    revaluation costs                    348.2       106.4          -           -           -
Selling, administrative and general
    expenses                             371.6       382.8      393.0       384.1       377.1
Interest expense                         159.2       166.8      160.9        96.1       113.0
Provision for estimated
    environmental costs                      -       164.0          -       150.0           -
                                      _______________________________________________________
                                       5,809.3     5,851.8    5,564.2     5,653.8     5,452.8
Income (loss) before income taxes
    and cumulative effects of
    accounting changes                  (515.1)     (195.4)     220.3       421.9       758.3
Taxes on income (credit)                (193.0)      (86.2)      66.2       125.3       225.6
                                      _______________________________________________________


Income (loss) before cumulative
    effects of accounting changes       (322.1)     (109.2)     154.1       296.6       532.7
Cumulative effects of accounting
    changes (1)                              -      (639.6)         -          -          -
                                      _______________________________________________________
Net income (loss)                      $(322.1)    $(748.8)    $154.1      $296.6      $532.7

                                      =======================================================

Amounts per common share
    Primary earnings (losses)          $(5.38)    $(12.56)      $2.60       $5.01       $9.20
                                      =======================================================


    Cash dividends declared              $1.20       $1.80      $1.80       $1.80       $1.70
                                      =======================================================


Other items:
    Total assets                      $6,708.6    $6,897.0   $6,685.3    $6,527.1    $5,555.6
                                      =======================================================


    Long-term debt                    $1,989.6    $1,797.7   $1,854.3    $1,741.5    $1,115.2
                                      =======================================================

(1)  See Item 8. Financial Statements and Supplementary Data - Notes H and I.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7 should be read in conjunction with the consolidated financial statements and notes thereto, and with the other sections of this report. All tonnage figures in Item 7 are expressed in metric tons.

STATE OF THE INDUSTRY

The past year marked a continuation of one of the most difficult periods in the history of the aluminum industry. One could best characterize our business climate as structurally changed and extremely competitive.

On the positive side, Western world demand for aluminum continues to grow, despite weakness in several major global economies, especially Europe and Japan. Global consumption of aluminum has set records every year since 1983, and 1994 is forecast to be yet another record year. While the rate of growth has slowed to an average of 1.5% over the last three years, compared to an average of 3% over the last seven years, we believe continued growth during this latest recession is an indicator of underlying long-term demand strength.

The industry's problem is on the supply side. Aluminum's previous down cycles were due primarily to excess capacity from overexpansion, a decline in demand, or some combination of the two. Today's supply problems are primarily the result of an extraordinary, unprecedented phenomenon in the industry-exports from the Commonwealth of Independent States (CIS), mostly from Russia.

CIS exports have increased from 250,000 tons annually in 1989 to 1.7 million tons in 1993. Even in the best of times, with strong demand growth, there would be no way for the market to absorb this surge of aluminum, which approaches 10% of total world capacity. As a result, inventories on the London Metal Exchange ballooned during the same period from 100,000 tons to over 2.5 million tons, and primary aluminum ingot prices plummeted to an all-time low, on an inflation-adjusted basis. Low ingot prices in turn have had a negative impact on most fabricated aluminum prices.

While the industry's boom years during the mid-to-late 1980s led many producers to increase primary aluminum capacity, this was largely offset by closing uneconomic capacity. Except for Russia's unexpected increased participation in the market, supply and demand essentially would be in balance today, even with the capacity increases.

The state of the industry is painfully evident in our results, which have deteriorated substantially since our third consecutive year of record earnings in 1989 - the last year before the flood of aluminum from Russia began.

OUR BUSINESS

Reynolds is a vertically integrated producer of aluminum products. We also manufacture and sell a number of non-aluminum products which complement our aluminum business. In addition to reporting results for the Company as a whole, we provide a breakdown into two groups in order to more fully describe our operations: "Finished Products and Other Sales" and "Production and Processing".

OUR BOTTOM LINE RESULTS
(In millions, except per share amounts)                 1993           1992       1991
                                                        ____           ____       ____
Net income (loss) before special items               $ (94.6)      $   44.6     $ 154.1
Special items                                         (227.5)        (793.4)          -
Net income (loss)                                     (322.1)        (748.8)      154.1

Earnings (loss) per share-before special items        $(1.58)        $  0.75      $2.60
Earnings (loss) per share-net                          (5.38)        (12.56)       2.60

For additional information on results and special items, see Notes H, I, M, N and the quarterly results of operations in Item 8 of this report.

Earnings (loss) - For 1993, we reported a loss before special items of $95 million, or $1.58 per share. We incurred after-tax charges of $228 million, or $3.80 per share, principally to cover the costs of a temporary curtailment of primary aluminum capacity and restructuring our sheet, plate and extrusion operations. Including these charges, the net loss for the year was $322 million, or $5.38 per share.

This compares with net income before special items in 1992 of $45 million, or 75 cents per share. After special items of $793 million, or $13.31 per share, principally for the effects of adopting new accounting standards, the net loss for 1992 was $749 million, or $12.56 per share.

Net Sales - The impact of low aluminum prices on our results cannot be emphasized enough. Our loss from operations and decline in net sales are attributable almost entirely to severely depressed prices for aluminum products. Our revenues have fallen 15%, or close to $1 billion, since 1989.

Shipments - The adverse effect of low prices is underscored by the fact that, despite extremely difficult business conditions, our shipments increased in 1993 to 1.494 million tons, up from 1.474 million tons in 1992 and 1.469 million tons in 1991. In fact, 1993 marked our eighth consecutive year of increased shipments.

Average Realized Prices - Even though shipments increased, it was impossible to escape the effects of pricing on our bottom line. Our price per pound for primary aluminum was 56 cents in 1993, down from 60 cents in 1992 and 63 cents in 1991. Lower ingot prices rippled through a broad range of fabricated aluminum product prices, as evidenced by our price of $1.45 per pound in 1993, down from $1.61 in 1992 and $1.72 in 1991.

Aluminum Products - Shipments of value-added aluminum fabricated products accounted for approximately 70% of Reynolds total revenues over the last three years. Shipments were up in both 1993 and 1992 for consumer products, automotive materials and components, building and construction products, and sheet and extrusions sold through distributors. Higher shipping levels for these products were somewhat offset by a decline in can and can stock shipments on a tonnage basis. This decline was due in part to weather-related factors, which lessened demand for beer and soft drinks, and to thinner gauges of can body and end stock made possible by continuing advancements in our can production technology. Although downgauging reduces the tonnage volume of shipments, actual beverage can unit shipments were up in the last two years. Our foreign fabricating operations achieved higher shipments in 1993 and 1992, despite weak foreign economies.

Non-aluminum Products - Sales of non-aluminum products continue strong. These products accounted for approximately 23% of total revenues over the last three years. They consist of plastics for the consumer, packaging and construction markets; other metals like stainless steel and nickel sold through our distributor business; raw materials such as carbon products used in the production of primary aluminum; and gold.

OPERATING AREA ANALYSIS

Finished Products and Other Sales - Shipments increased approximately 3% each year from 1991 to 1993, as higher shipments were realized for consumer products, building and construction products, and distributor sheet and extrusions. The decline in net sales in 1993 was due to lower aluminum prices. In 1992, net sales increased due primarily to higher sales of non-aluminum products, slightly offset by lower prices for aluminum products. Operating profit declined in 1993 primarily because of lower aluminum prices, which were partially offset by lower aluminum raw material costs. Operating profit in 1992 was essentially flat compared to 1991, as declining aluminum prices were generally offset by a reduction in the cost of aluminum raw materials.

Production and Processing - Aluminum shipments have remained relatively stable over the past three years. Declines in shipments of can stock in both 1993 and 1992 were offset by increases in shipments of other sheet products. Net sales and operating profits declined primarily due to lower aluminum prices in 1993 and 1992 partially offset by lower raw material costs. Gold production was approximately 360,000 ounces in 1993, 271,000 ounces in 1992 and 263,000 ounces in 1991.

Geographic - Declines in revenues and operating profits in the domestic and European operating areas in 1993 and 1992 were due primarily to lower aluminum prices. Operating profit in Canada decreased in 1993 due to lower aluminum prices. Unfavorable price effects in Canada were offset in 1992 by higher shipments and lower raw material and other costs.

Financial information relative to Reynolds operations and identifiable assets by geographic and operating areas is presented in Note J to the consolidated financial statements. Please refer also to Table 1 in Item 1 of this report.

COSTS AND EXPENSES

Performance Improvement - We are managing our way through these difficult times by focusing on things we can control. Among these is our continuing effort to achieve performance improvements of all types. These go well beyond just reducing costs and include streamlining operations, improving customer service and product quality, exiting uneconomic businesses, and selling non-core assets. We achieved performance improvements in 1993 at an annual rate of approximately $260 million, pretax. We focused our efforts on cost reduction and process improvement programs across our operations. In addition, we lowered employment costs through an early retirement program, which reduced our salaried work force. We changed our health care plans by incorporating a managed care approach and we capped our liability for retiree health care benefits. Additional benefits were realized through restructuring efforts and other projects designed to strengthen our operations. We expect to realize the full effect of these accomplishments in 1994 and beyond, and remain committed to achieving long-term competitiveness to provide a sound return on stockholders' investment.

Costs of Products Sold - In response to the oversupply of aluminum on world markets, we temporarily curtailed 88,000 tons of our U.S. primary aluminum production in 1993. This is in addition to 121,000 tons of U.S. capacity that we idled in 1991. In total, we have idled 209,000 tons, or 21% of our 991,000-ton capacity. To balance our alumina supply system, we reduced production at our Texas alumina refinery by 35%, including 15% in 1991 and 20% in 1993. All of this resulted in the layoff of 1,000 employees.

Ongoing fixed costs related to the temporary curtailments at these facilities and underutilized capacity in our sheet and plate facilities had a negative impact on costs in both 1993 and 1992. Costs in both years also were affected adversely by the inflationary effects of health care costs and the adoption of FAS 106 in 1992 relating to retiree health care benefits. (See Note H to the consolidated financial statements.)

On the other hand, we benefitted from lower costs for energy and outside purchases of aluminum scrap and other aluminum products that are related to the price of primary aluminum, which declined in 1993 and 1992.
Additionally, we experienced lower costs in both years for some raw materials used to produce primary aluminum.

Restructuring Charges - In 1993, we restructured operations that did not support our long-term objective of growing our core businesses in key markets. This action will affect an additional 1,000 employees.

The most significant operation involved is our Illinois sheet and plate facility, where we will discontinue manufacturing various sheet products, principally common alloy, by mid-1994. We will continue to produce aluminum sheet and plate products there for the automotive, aircraft and aerospace markets.

We also restructured our extrusion operations to increase competitiveness and focus on those markets that offer the greatest potential for future growth. As a result, we eliminated the extruded shapes operations at our Kentucky plant to focus on the manufacture of products for the automotive industry. In addition, we discontinued production of extruded irrigation tubing at our California plant, but will continue to supply our distributor customers through our existing depot operations there.

We took a charge of $348 million to reflect the estimated costs associated with these decisions. The charge consists of asset revaluation of $189 million; employee termination costs of $116 million, including pension and medical expenses; and other costs of $43 million. Estimated cash requirements, including $72 million in 1994, are expected to be generated from operations.

In 1992, we recorded charges of $106 million consisting of asset revaluation of $50 million, an early retirement program of $21 million, and other costs of $35 million.

These restructurings are part of the Company's performance improvement program that have and will reduce employment and other operating costs. The principal benefits are expected to be an improvement in pretax operating results and the redirection of resources to the Company's core businesses. (See the discussion under the captions "Costs and Expenses - Performance Improvement" and "Outlook" and Note N to the consolidated financial statements.)

Selling, Administrative and General Expenses - Our selling, administrative and general expenses declined in 1993 and 1992 because of our early retirement program and other cost reductions. We also froze merit increases for salaried employees and did not award bonuses.

Interest - Interest expense declined in 1993 primarily because of lower rates and our debt management strategies. The increase in 1992 was primarily due to higher amounts of debt outstanding and lower amounts of interest capitalized on major construction projects.

We use interest rate swap agreements to manage our exposure to interest rate fluctuations, after considering market conditions and our levels of variable-rate and fixed-rate debt outstanding. These arrangements caused our interest expense to be slightly lower in 1993 and slightly higher in 1992 and 1991. The intent of these arrangements is to provide for lower interest expense during economic downturns, with the potential for higher interest cost during periods of economic growth. (See Note K to the consolidated financial statements.)

Environmental Matters - We take very seriously our responsibility to protect the environment, our employees and the communities where we have plants. Reynolds has spent and will continue to spend substantial capital and operating amounts on environmental compliance. Annual capital expenditures for equipment designed for environmental control purposes, excluding expenditures for the construction of our spent potliner facility, averaged approximately $35 million over the last three years. Ongoing environmental operating costs for the same period averaged approximately $70 million per year. We estimate that capital and operating expenditures for 1994 and 1995 will remain at approximately these same levels.

While it is impossible to predict all of the expenditures that may become necessary to meet future environmental requirements, we do expect to add or modify environmental control facilities at several of our locations to meet existing and anticipated regulatory requirements. These include regulations to be issued under the Clean Air Act Amendments of 1990.

Based on current information, we estimate that compliance with the Clean Air Act's hazardous air pollutant standards will require at least $200 million of capital expenditures, beginning in the latter half of this decade, at our U.S. primary aluminum plants. Because of threatened legal proceedings relating to our primary plant in New York, significant portions of these capital expenditures may be accelerated. If this occurs, we will have to consider whether such expenditures are prudent in light of prevailing economic conditions and the uncertainty of standards yet to be imposed by the Act. An alternative would be to curtail operations at the plant.

Reynolds is involved in remedial investigations and actions at various locations, including EPA Superfund sites where we and, in most cases, others have been designated as potentially responsible parties.

The Company accrues remediation costs when it establishes the probability that such efforts will be required and the costs can be estimated. In 1992 and 1990, we recorded environmental charges of $164 million and $150 million, respectively. We evaluate the status of all significant existing or potential environmental issues quarterly, develop or revise estimates of costs to satisfy known remediation requirements, and adjust our accrual accordingly. The accrual reflects management's best estimate of the Company's ultimate liability for known remediation costs. In estimating our anticipated costs, we consider the extent of the Company's involvement at each site, joint and several liability provisions under applicable law, and the likelihood of obtaining contributions from other potentially responsible parties. Potential insurance recoveries are not expected to be material and therefore have not been considered.

At Dec. 31, 1993, the accrual was $298 million. Based on information currently available, remediation expenditures relating to costs currently accrued are expected to be made over the next 15 to 20 years with the majority spent by the year 2000. Cash flows from operations, supplemented by specific-purpose borrowings, are expected to provide funds for capital, operating and remediation expenditures.

Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites, and the allocation of costs among potentially responsible parties. We do not expect future costs, or a possible closure of our New York plant, to have a material adverse effect on the Company's competitive or financial position or ongoing operating results. However, future costs of environmental remediation requirements that may subsequently be determined could be material to future quarterly or annual results of operations.

Taxes on Income - The Company pays U.S. federal and state taxes and foreign taxes based on the laws of various jurisdictions in which it operates. Our effective tax rates, reflected in the income statement, differ from the U.S. federal statutory rate principally because of state and foreign taxes and the effects of depletion allowances. In 1993, the effect of changes in rates in the U.S. and Quebec, Canada, generally offset one another in terms of the impact on Reynolds' results. A reconciliation of the effective rates is included in Note I to the consolidated financial statements.

Certain items, such as accelerated depreciation, are deducted on our tax return before the expense is reflected in recorded income, which results in a deferred tax liability. Other expenses, such as employee health care costs and accrual of restructuring costs, which have been recognized in recorded income, are not deductible for tax purposes until they are paid. These expenses result in deferred tax assets. Worldwide, the Company has operations in many tax jurisdictions which generate deferred tax assets and/or liabilities. Deferred tax assets and liabilities have been netted by jurisdiction and this results in both a deferred tax asset and a deferred tax liability being shown in the balance sheet.

At Dec. 31, 1993, the Company had recorded $925 million of deferred tax assets which relate primarily to the Company's U.S. and Canadian tax positions. The significant portions of these assets relate to costs for employee health care, restructuring and other special charges. A major portion of these assets will be realized through the reversal of temporary differences in the future, principally depreciation. To the extent that these assets are not covered by reversals of depreciation, the remainder is expected to be realized through U.S. and Canadian income earned in future periods. The Company has a long-term history of sustainable earnings despite recent losses, which have been affected by a number of special charges. However, even without considering the projections of income, certain tax planning strategies, such as changing the method of valuing inventories from LIFO to FIFO and/or sale lease-back transactions, would generate sufficient taxable income to realize the portion of the asset related to U.S. operations. Also, the majority of the U.S. tax carryforward benefits, which are included as part of the deferred tax asset, can be carried forward indefinitely. Tax planning strategies related to our Canadian operations also could be used, if necessary, to realize the Canadian deferred tax assets. Such strategies include the flexibility provided in the Canadian tax laws for tax depreciation claimed and the ability to generate income on advance sales of products to the U.S. parent.

Based on its evaluation of the matters discussed above, the Company is confident that these deferred tax assets will be realized and it is not aware of events or uncertainties which significantly affect its conclusions regarding realization. The Company reassesses the realization of deferred tax assets quarterly and, if necessary, adjusts its valuation allowance accordingly. (See Note I to the consolidated financial statements.)

Cumulative Effects of Accounting Changes - In 1992, the Company adopted Financial Accounting Standards (FAS) No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions and No. 109 - Accounting for Income Taxes. Charges of $610 million (FAS 106) and $30 million (FAS 109) were recognized in 1992 for the cumulative effects of these accounting changes. The adoption of FAS 109 enabled full recognition of the deferred tax benefits associated with the adoption of FAS 106. Additional information is included in the discussions of postretirement benefits and deferred taxes. (See Notes H and I to the consolidated financial statements.)

MANAGING OUR CASH FOR FUTURE GROWTH

Liquidity and Capital Resources - We worked especially hard in 1993 to manage our cash and working capital to generate funds internally for our capital investment programs. We made a strategic decision to use some of our existing cash for capital projects, which we believed was a better use of resources during these times of low interest rates. While we have unused lines of credit in excess of $400 million available for future needs, our cash management program has been critical to our goals of remaining essentially debt neutral and protecting our good credit rating during current business conditions.

Working Capital - Working capital, the difference between current assets and current liabilities, was $409 million at the end of 1993, compared to $572 million at the end of 1992. This mainly reflects a reduction in inventories from our success in cycle time reduction, and the decrease in cash and short-term investments. Our ratio of current assets to current liabilities declined to 1.3-to-1 at Dec. 31, 1993, from 1.5-to-1 at Dec. 31, 1992.

Operating Activities - Cash generated from operations in 1993, 1992 and 1991 amounted to $259 million, $301 million and $336 million, respectively. Cash generated from operations in 1993 and 1992 generally provided the amounts we needed for investing and financing activities. Cash on hand also was used in 1993 to supplement the funds generated from operations. Cash generated from operations in 1991 was supplemented with borrowings to meet the needs of our investing activities.

Investing Activities - In 1991, we completed a five-year, $3 billion expansion and modernization program to restructure our metal supply stream and upgrade many of our fabricating facilities. We completed a major expansion of our Canadian operations providing an additional 150,000 tons of low-cost primary aluminum capacity. This only partially offset high-cost capacity that we permanently closed during the 1980s. To support our primary production capabilities, we also modernized and expanded alumina and carbon anode operations.

To strengthen our value-added fabricating operations at our aluminum can sheet operation in Alabama, we completed a new state-of-the-art casting facility that began operation in 1991.

In 1992, we expanded our wheel production capabilities and completed construction of a new plant that supplies redraw rod to electrical wire and cable producers. We also upgraded our capability to serve the automotive, aircraft and aerospace industries at our Illinois sheet and plate mill. In addition, we improved our U.S. recycling operations and built a new recycling plant in Italy.

In 1993, we spent $400 million on capital investments and acquisitions. This included the purchase of Miller Brewing Company's five aluminum can plants, which increased our U.S. capacity about 50%. We also have a long-term agreement with Miller to supply nearly all of its can needs.
This increases our internal consumption of can stock, which buffers us from overcapacity in that market. We also completed a capacity expansion and quality improvement program at our can sheet operation in Alabama. Our ability to serve the growing automotive market has been enhanced with a new plant in Indiana that will produce bumpers and other extruded components when it reaches full production in 1994. We completed a plant in Arkansas that will process spent potliner into an environmentally acceptable material for use in soil erosion control, road paving and other commercial applications.

Our program to maintain our can plants as state-of-the-art facilities is ongoing. We have expanded capacity at our plastic film, container and bag facilities over the past three years to support increased sales to consumer and packaging markets.

The investments we have made provide a foundation of low-cost operations that use the latest technology in most of our base materials, industrial and finished products operations. With this foundation in place, we can now focus our capital investing on strategic areas for expansion and on further quality and efficiency enhancements.

We expect 1994 capital investments to be approximately $425 to $450 million. They will consist of strategic acquisitions and investments, continuing improvements at our Alabama sheet facility, modernization and expansion of our can manufacturing plants, and equipment upgrades at a number of other facilities. The investments will be funded primarily with cash generated from operations, proceeds from the sale of non-core assets, and part of the proceeds from a new preferred stock issue completed in January 1994.

Asset Sales - Part of our strategy is to sell non-core assets and redeploy the proceeds into our value-added businesses. We sold our North American electrical wire and cable operations and our investment in Eskimo Pie Corporation in 1992, and a reclamation facility in Michigan in 1993.

We recently reached an agreement to sell Reynolds Australia Metals, Ltd., which holds a 40% interest in the Boddington Gold Mine in Western Australia. (See the discussion of this transaction and related legal proceedings under Item 1 of this report under the caption "Raw Materials and Precious Metals - Precious Metals".) We also have reached agreement to sell our can plant in Enzesfeld, Austria. We plan to reinvest the proceeds from these sales in our value-added businesses targeted for growth in key geographic markets and expect the reinvestment to more than offset any short-term effect these divestitures may have on our results.

Financing Activities - We believe that internally generated funds, together with other financial resources available to the Company, will allow us to meet our business needs now and in the future. We have worked diligently to maintain the financial integrity of the Company during a very trying period. We are well within the financial ratio requirements contained in our financing arrangements, and we expect to continue this performance. (See Notes F and G to the consolidated financial statements.)

The following is a summary of our financing activities over the past three years:

1991

Issued $406 million of medium-term notes at an average rate of 9.1% that mature in 1997 to 2006.
Issued $100 million of 9% debentures due 2003.
Borrowed $120 million under short-term credit facilities.
Increased our shelf registration for debt securities from $1 billion to $1.65 billion.

The proceeds from these activities were used in our capital investment program, the voluntary prepayment of $200 million of floating rate notes and other net reductions in long-term obligations of $187 million.

1992

Issued $97 million of medium-term notes at an average rate of 8.3% that mature in 1999 to 2007.
Issued $43 million of tax-exempt bonds at a variable rate that mature in 2022.
Increased net short-term borrowings by approximately $200 million made primarily under a $285 million short-term credit facility ($230 million was outstanding at Dec. 31, 1992, at a variable rate of 4.1%), of which $173 million was reclassified to long-term.

The proceeds from these activities were used in our voluntary prepayments of higher-cost debt, scheduled debt payments and other financing activities. Proceeds from the tax-exempt bonds were used to fund a portion of the costs to construct the spent potliner facility in Arkansas.

1993

Issued $78 million of medium-term notes at an average rate of 7.5% that mature in 2004 to 2013.
Issued $285 million of 6-5/8% amortizing notes due between 1998 and 2002. Borrowed $150 million under a bank credit agreement that requires a single repayment in 1998 and bears interest at a variable rate (4% at Dec. 31, 1993).

The proceeds from these activities were used in our voluntary prepayment of $143 million of the term loan agreement, refinancing approximately $200 million of short-term obligations, scheduled payments on long-term obligations of approximately $100 million and for general corporate purposes.

At Dec. 31, 1993, $222 million of the Company's $1.65 billion shelf registration remained available for the issuance of debt securities.

In January 1994 we issued eleven million shares of convertible preferred stock which generated $505 million of net proceeds. This will provide additional financial strength to make necessary investments to keep our facilities competitive, for strategic acquisitions and to reduce debt over the next several years.

Postretirement Benefits - For our employees, we continue to provide extensive health care and pension benefits. We have taken actions to curb our costs but not at the expense of coverage and security.

During 1993, we took an important step toward our goal of fully funding our pension plans by 1998. We filed a registration statement relating to the contribution of up to 3 million shares of common stock to our pension plans, 600,000 of which were contributed to one of the plans. In addition, during 1993 we contributed $120 million in cash to the plans and they paid out $90 million in benefits. At Dec. 31, 1993, our unfunded long-term liability was approximately $250 million.

We also had a long-term liability of just over $1 billion at Dec. 31, 1993, related to our health care and life insurance plans. This liability is funded on a pay-as-you-go basis, as it has been in the past.

To more accurately reflect current economic conditions, we changed the interest (discount) rate we used to calculate all of our postretirement liabilities at Dec. 31, 1993. This change from 8.5% to 7.5% increased our pension obligation by approximately $134 million and our health care obligation by $86 million. In addition, our 1994 costs will increase by approximately $15 million.

OUTLOOK

We expect continued difficult business conditions until grossly inflated worldwide primary aluminum inventories are reduced.

Late in January 1994, the governments of the six major aluminum-producing countries announced acceptance of a memorandum of understanding addressing global supply-demand imbalance. The six governments finalized the text of the memorandum during the week of February 28 and agreed to meet again on April 21, 1994 to review the global market situation. Among other things, the memorandum contemplates reductions in Russian primary aluminum production of up to 500,000 metric tons per year for up to two years.

Whether this arrangement or other multilateral negotiations will succeed, and their ultimate effect on the supply-demand imbalance, cannot be predicted with certainty. If they are unsuccessful, unilateral trade sanctions may be imposed by governments or private parties. Such sanctions, if implemented, could result in higher prices in certain countries or regions, but could also have a negative impact on our globally integrated operations.

Longer term, Russia and other Eastern European countries are expected to consume more fabricated aluminum products as they progress toward market economies.

With the foundation outlined in this report, we believe that Reynolds is well positioned to capitalize on the many global growth opportunities that exist for aluminum products. Improved prices, combined with our performance improvements and capital investments, should enable us to show a strong recovery.

As we move ahead, our strategic priorities will be:

- - - -    to grow our can, consumer products, packaging and transportation businesses, through innovation, expansions and acquisitions,

- - - -    to continue our performance improvement program, concentrating on our cost reduction and announced restructuring efforts, with a goal of realizing additional improvements at an annual rate of $200 million pretax by the end of 1994, and

- - - -    to further strengthen our financial position.

We are on a sound course that is designed to lead us to strategic profitable growth and enable us to achieve improved performance for our stockholders when business conditions turn around.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS (In millions, except per share amounts)


Years ended December 31                                               1993        1992        1991
____________________________________________________________________________________________________
REVENUES
  Net sales (Note A)                                                $5,269.2    $5,592.6    $5,730.1
  Equity, interest and other income                                     25.0        27.7        54.4
  Gain on sale of investment                                               -        36.1           -
                                                                    ________________________________

                                                                     5,294.2     5,656.4     5,784.5
                                                                    ________________________________

COSTS AND EXPENSES
  Cost of products sold                                              4,930.3     5,031.8     5,010.3
  Operational restructuring and asset revaluation costs (Note N)       348.2       106.4           -
  Selling, administrative and general expenses                         371.6       382.8       393.0
  Interest - principally on long-term obligations (Notes F and K)      159.2       166.8       160.9
  Provision for estimated environmental costs (Note M)                     -       164.0           -
                                                                    ________________________________

                                                                    5,809.3     5,851.8     5,564.2

EARNINGS
  Income (loss) before income taxes and cumulative
      effects of accounting changes                                  (515.1)     (195.4)       220.3
  Taxes on income (credit) (Note I)                                  (193.0)      (86.2)        66.2
                                                                    ________________________________

  Income (loss) before cumulative effects of
      accounting changes                                             (322.1)     (109.2)       154.1
  Cumulative effects of accounting changes (Notes H and I)                 -     (639.6)           -
                                                                    ________________________________
NET INCOME (LOSS)                                                    (322.1)     (748.8)       154.1

RETAINED EARNINGS
  Balance at beginning of year                                       1,347.8     2,203.9     2,156.6
                                                                    ________________________________

                                                                     1,025.7     1,455.1     2,310.7
  Cash dividends (Note G)                                               71.9       107.3       106.8
                                                                    ________________________________
  Retained earnings at end of year                                    $953.8    $1,347.8    $2,203.9

                                                                    ================================



EARNINGS PER COMMON SHARE
  Average shares outstanding                                            59.9        59.6        59.3
  Income (loss) before cumulative effects of
      accounting changes                                             $(5.38)     $(1.83)       $2.60
  Cumulative effects of accounting changes (Notes H and I)                 -     (10.73)           -

                                                                    ________________________________

  Net income (loss)                                                  $(5.38)    $(12.56)       $2.60
                                                                    ================================


CASH DIVIDENDS PER COMMON SHARE (Note G)                              $1.20       $1.80        $1.80
                                                                    ================================



See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEET                                                      (In millions)
====================================================================================================
December 31                                                                1993               1992
____________________________________________________________________________________________________
ASSETS
    Current assets
      Cash and short-term investments                                      $19.2             $80.4
      Receivables
          Customers, less allowances of $16.7 (1992 - $16.2)               670.4             673.8
          Other                                                            123.8             123.8
                                                                        ____________________________

          Total receivables                                                794.2             797.6
      Inventories (Note B)                                                 731.8             818.1
      Prepaid expenses                                                      44.8              60.7

                                                                        ____________________________


            Total current assets                                         1,590.0           1,756.8
    Unincorporated joint ventures and associated
        companies (Note C)                                                 832.5             849.8
    Property, plant and equipment - net (Note D)                         3,081.2           3,210.2
    Deferred taxes (Note I)                                                408.2             246.8
    Other assets                                                           796.7             833.4

                                                                        ____________________________

            Total assets                                                $6,708.6          $6,897.0


                                                                        ============================
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities (Note E)
      Accounts payable, accrued and other liabilities                     $979.9            $824.3
      Indebtedness                                                         201.0             361.0
                                                                        ____________________________

            Total current liabilities                                    1,180.9           1,185.3
    Long-term debt (Note F)                                              1,989.6           1,797.7
    Postretirement benefits (Note H)                                     1,260.9           1,196.5
    Environmental (Note M)                                                 258.9             287.5
    Deferred taxes (Note I)                                                156.8             165.9
    Other liabilities                                                      238.6             204.1
    Stockholders' equity
        Common stock (Note G)                                              784.2             750.2
        Retained earnings                                                  953.8           1,347.8
        Cumulative currency translation adjustments (Note G)               (49.9)             (1.7)
        Pension liability adjustment (Note H)                              (65.2)            (36.3)
                                                                        ____________________________

            Total stockholders' equity                                   1,622.9           2,060.0

    Contingent liabilities and commitments (Notes L and M)              ____________________________

            Total liabilities and stockholders' equity                  $6,708.6          $6,897.0

                                                                        ============================

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS                                            (In millions)


====================================================================================================
Years ended December 31                                                  1993       1992     1991
____________________________________________________________________________________________________
OPERATING ACTIVITIES
    Net income (loss)                                                $(322.1)   $(748.8)  $154.1
    Adjustments to reconcile to net cash provided by
        operating activities:
            Cumulative effects of accounting changes                       -      639.6         -
            Depreciation and amortization (Note D)                     287.0      284.0    265.1
            Estimated operational restructuring, asset
                revaluation and environmental costs                    344.3      268.2         -
            Deferred taxes                                            (160.6)    (119.1)   (19.1)
            Other                                                      105.9       64.4     65.3
            Changes in operating assets and liabilities net
                of effects from acquisitions and dispositions:
                    Accounts payable, accrued and other liabilities     50.1       (2.5)   (49.9)
                    Receivables                                        (55.3)      31.9      7.1
                    Inventories                                         70.0      (34.6)   (26.7)
                    Other                                              (60.6)     (81.9)   (60.4)
                                                                      _____________________________
    Net cash provided by operating activities                          258.7      301.2    335.5
INVESTING ACTIVITIES
    Capital investments                                               (400.5)    (325.4)  (460.6)
    Proceeds from sales of assets                                       35.5       95.6        -
    Other                                                               59.9      (21.8)   (43.2)
                                                                      _____________________________
    Net cash used in investing activities                             (305.1)    (251.6)  (503.8)
FINANCING ACTIVITIES
    Proceeds from long-term obligations                                544.8      316.3    517.4
    Reduction of long-term debt and other financing
        liabilities                                                   (467.8)    (276.8)  (387.0)
    Net increase (decrease) in short-term borrowings                   (19.9)      31.6    122.2
    Cash dividends paid (Note G)                                       (71.9)    (107.3)  (106.8)
                                                                      _____________________________

    Net cash provided by (used in) financing activities                (14.8)     (36.2)   145.8

CASH AND SHORT-TERM INVESTMENTS
    NET INCREASE (DECREASE)                                            (61.2)      13.4    (22.5)
    AT BEGINNING OF YEAR                                                80.4       67.0     89.5
                                                                      _____________________________

    AT END OF YEAR                                                     $19.2      $80.4    $67.0

                                                                       =============================

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share amounts. Certain amounts have been reclassified to conform to the 1993 presentation.)

- - - ---------------------------------------------------------------------------

NOTE A - ACCOUNTING POLICIES

Certain of the Company's accounting policies are shown in boldface type and discussed below. Accounting policies which relate to a specific disclosure are shown in boldface type with such disclosure.

Principles of Consolidation
THE ACCOUNTS OF THE COMPANY AND ITS MAJORITY-OWNED SUBSIDIARIES ARE INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS AFTER ELIMINATION OF INTERCOMPANY TRANSACTIONS AND PROFITS AND LOSSES.

Revenue Recognition
REVENUES ARE RECOGNIZED AT THE TIME PRODUCTS ARE SHIPPED AND TITLE AND RISK OF OWNERSHIP PASS TO THE CUSTOMER.

Investments in Debt Securities
THE COMPANY CLASSIFIES ITS INVESTMENTS IN DEBT SECURITIES AS TRADING SECURITIES AND RECOGNIZES UNREALIZED GAINS AND LOSSES IN EARNINGS IN EACH ACCOUNTING PERIOD.

Postemployment Benefits
THE COMPANY ACCRUES THE EXPECTED COST OF POSTEMPLOYMENT BENEFITS WHEN IT BECOMES PROBABLE THAT SUCH BENEFITS WILL BE PAID.

Statement of Cash Flows
FOR PURPOSES OF THE STATEMENT OF CASH FLOWS, THE COMPANY CONSIDERS ALL HIGHLY LIQUID SHORT-TERM INVESTMENTS PURCHASED WITH A MATURITY OF THREE MONTHS OR LESS TO BE CASH EQUIVALENTS.

Hedging
THE COMPANY USES FORWARD, FUTURES AND OPTION CONTRACTS AND SWAP AGREEMENTS TO MANAGE A PORTION OF ITS EXPOSURES IN THE ALUMINUM, GOLD, NATURAL GAS, FOREIGN CURRENCY AND DEBT MARKETS. THE EFFECTS OF THESE CONTRACTS ARE RECOGNIZED OR ACCRUED AS A COMPONENT OF THE RELATED TRANSACTIONS.

NOTE B - INVENTORIES

INVENTORIES ARE STATED AT THE LOWER OF COST OR MARKET. COST OF INVENTORIES OF $270.5 MILLION IN 1993 AND $307.6 MILLION IN 1992 IS DETERMINED BY THE LAST-IN, FIRST-OUT (LIFO) METHOD. REMAINING INVENTORIES OF $461.3 MILLION IN 1993 AND $510.5 MILLION IN 1992 ARE DETERMINED BY THE AVERAGE OR FIRST-IN, FIRST-OUT (FIFO) METHODS.

If the FIFO method were applied to LIFO inventories, the amount for inventories would increase by $417.4 million at December 31, 1993, and $447.0 million at December 31, 1992. Since certain inventories of the Company may be sold at various stages of processing, no practical distinction can be made between finished products, in-process products and other materials. Inventories are therefore presented as a single classification.

NOTE C - UNINCORPORATED JOINT VENTURES AND ASSOCIATED COMPANIES

UNINCORPORATED JOINT VENTURES ARE PRODUCTION FACILITIES WHICH HAVE NO MARKETING OR SALES ACTIVITIES AND ARE ACCOUNTED FOR ON AN INVESTMENT COST BASIS ADJUSTED FOR THE COMPANY'S SHARE OF THE NON-CASH PRODUCTION CHARGES OF THE OPERATION. INVESTMENTS IN ASSOCIATED (20% TO 50% OWNED) COMPANIES ARE CARRIED AT COST, ADJUSTED FOR THE COMPANY'S EQUITY IN THEIR UNDISTRIBUTED NET INCOME.

The Company has interests in unincorporated joint ventures which produce alumina and gold. It also has interests in foreign-based associated companies which provide the Company with bauxite, alumina, primary aluminum and hydroelectric power. At December 31 the Company's investment in these activities consisted of the following:

                                                         1993       1992
                                                       ____________________

Unincorporated joint ventures
    Current assets                                      $18.1      $28.9
    Current liabilities                                 (13.5)     (12.7)
    Property, plant and equipment and other assets      578.0      602.3
                                                       ____________________


    Net investment                                      582.6      618.5
                                                       ____________________


Associated companies
    Investments                                         237.0      225.8
    Advances                                             12.9        5.5
                                                       ____________________

    Net investment                                      249.9      231.3
                                                       ____________________

Total                                                  $832.5     $849.8

                                                       ====================



NOTE D - PROPERTY, PLANT AND EQUIPMENT - AT COST

DEPRECIATION OF PLANT AND EQUIPMENT IS PROVIDED BY THE STRAIGHT-LINE METHOD OVER THEIR ESTIMATED USEFUL LIVES. IMPROVEMENTS TO LEASED PROPERTIES ARE AMORTIZED GENERALLY ON THE BASIS OF THE SHORTER OF THE TERMS OF THE RESPECTIVE LEASES OR THE ESTIMATED USEFUL LIVES OF THE RELATED FACILITIES.

Components of property, plant and equipment are as follows:

                                                          1993       1992
                                                       ____________________

Land, land improvements and
    mineral properties                                  $302.8     $287.8
Buildings and leasehold improvements                     993.0      988.3
Machinery and equipment                                4,587.0    4,417.3
Construction in progress                                 210.3      183.3
Funds designated for capital expenditures                    -       25.6
                                                      _____________________

                                                       6,093.1    5,902.3
Less:  Allowances for depreciation and amortization    3,011.9    2,692.1
                                                      _____________________

Net property, plant and equipment                     $3,081.2   $3,210.2

                                                      =====================


NOTE E - CURRENT LIABILITIES

                                                        1993        1992
                                                     ______________________

Trade payables                                         $386.7      $370.6
Accrued compensation and related amounts                218.7       223.5
Restructuring                                            71.9        11.4
Payables to associated companies                         71.8        46.4
Other liabilities                                       230.8       172.4
                                                     ______________________


    Accounts payable, accrued and other liabilities     979.9       824.3
Notes payable to banks                                  158.4       191.2
Long-term obligations                                    42.6       169.8
                                                     ______________________


    Indebtedness                                        201.0       361.0
                                                     ______________________


Total current liabilities                            $1,180.9    $1,185.3

                                                     ======================



NOTE F - FINANCING ARRANGEMENTS

Long-term debt outstanding at December 31:

                                                        1993         1992

                                                     ______________________
Public debt securities:
    Medium-term notes                                   $976.5      $933.5
    9% debentures due 2003                               100.0       100.0
    9-3/8% debentures due 1999                            99.9        99.8
    6-5/8% amortizing notes                              283.6           -
    Industrial and environmental control
      revenue bonds                                      227.7       220.9
    Commercial paper                                      50.0        25.0
Other issues:
    Bank credit agreement                                150.0           -
    Term loan agreement                                   91.8       274.2
    Mortgages and other notes payable                     52.7       141.1
    Short-term borrowings, reclassified                      -       173.0
                                                     ______________________


                                                       2,032.2     1,967.5
Amounts due within one year                               42.6       169.8
                                                     ______________________


Long-term debt                                        $1,989.6    $1,797.7

                                                     ======================




Maturities of long-term debt are $52.0 million in 1995, $96.0 million in 1996, $42.4 million in 1997, $291.6 million in 1998 and $1,507.6 million from 1999 to 2022. Interest paid amounted to $159.0 million, $169.6 million and $157.2 million during 1993, 1992 and 1991, respectively, net of interest capitalized of $8.0 million, $13.6 million and $19.4 million.

NOTE F - FINANCING ARRANGEMENTS - continued

In 1993, the Company borrowed $150 million under a bank credit agreement, issued $78 million of medium-term notes and issued $285 million of 6-5/8% amortizing notes due July 15, 2002. The proceeds were used to voluntarily prepay $142.6 million of the term loan agreement, to refinance approximately $200 million of short-term obligations, to make scheduled payments on long-term obligations of approximately $100 million and for general corporate purposes.

The Company has on file a shelf registration to issue up to $1.65 billion of debt securities. The medium- term notes, 9% debentures and 9-3/8% debentures were issued under the shelf registration. The medium-term notes bear interest at an average rate of 9.0% and have maturities ranging from 1995 to 2013. At December 31, 1993, $222 million of debt securities remained unissued under the Company's shelf registration.

The 6-5/8% amortizing notes were issued at a discount (99.48%) and have an effective interest rate of 6.7%. The notes require annual principal repayments of $57 million each year between 1998 and 2002.

Industrial and environmental control revenue bonds consist principally of variable rate debt averaging approximately 3% at December 31, 1993. These bonds require principal repayment periodically or in a lump sum through 2022. $215 million of these bonds are supported by bank letters of credit.

At December 31, 1993, $65.0 million of commercial paper was outstanding at an average rate of 3.4%. Commercial paper of $50 million is classified as long-term debt since it is the Company's intent (supported by $200 million in revolving credit facilities) to refinance the debt on a long-term basis. The Company has an additional $290 million in revolving credit facilities, of which $250 million expire in 1995.

The bank credit agreement bears interest at a variable rate (4.0% at December 31, 1993) and requires a single repayment in 1998.

The term loan agreement bears interest at a variable rate (3.6% at December 31, 1993) and requires principal repayment through 1996.

Mortgages and other notes payable consist of fixed rate debt at an average rate of 7.4% and require principal repayment through 2009.

Certain of the Company's financing arrangements contain restrictions which, among other things, require maintenance of specified financial ratios. These restrictions do not inhibit the Company's operations or the use of fixed assets. At December 31, 1993, the Company exceeded all such requirements.


NOTE G - STOCKHOLDERS' EQUITY

Preferred stock
The Company has 21,000,000 shares of preferred stock authorized of which 2,000,000 shares have been designated Series A Junior Participating Preferred and 11,000,000 have been designated 7% PRIDES(SM), Convertible Preferred Stock. At December 31, 1993, none of the Company's preferred stock was issued or outstanding.


NOTE G - STOCKHOLDERS' EQUITY - continued

In early 1994, the Company issued 11,000,000 shares of 7% PRIDES for $47.25 (stated value) per share. The PRIDES mature on December 31, 1997, at which time they mandatorily convert into shares of the Company's common stock on a one for one basis. Dividends will be cumulative from the date of issuance and will be payable quarterly in arrears. Holders may convert each share of PRIDES into 0.82 shares of common stock (to be adjusted under certain circumstances) at any time prior to December 31, 1997. The Company has the option of redeeming the PRIDES at any time after December 31, 1996, at a value equal to the issue price plus accrued dividends plus a small premium. The redemption price is payable in common stock equal to the fair market value at the time of the redemption, but will in no event be less than 0.82 shares of common stock per share of PRIDES. The holders of shares of PRIDES will have the right with the holders of common stock to vote in the election of Directors and upon each other matter coming before any meeting of the holders of common stock on the basis of 4/5 of a vote for each share of PRIDES. The Company received net proceeds of $505.0 million which it intends to use to repay short-term debt, finance capital expenditures and strategic investments, and for general corporate purposes. The PRIDES will be considered as common stock equivalents for the purpose of calculating earnings per share.

Common stock

                                                     Shares       Amount
                                                  _________________________

Authorized, without par value                     200,000,000
Outstanding:
    At beginning of 1991                           59,494,139     $734.2
    Shares issued under employee benefit plans:
        1991                                          112,821        7.8
        1992                                          153,259        8.2
        1993                                          728,644       34.0
                                                  _________________________
    At end of 1993                                 60,488,863     $784.2

                                                  =========================



The Company filed a registration statement in the fourth quarter of 1993 relating to the contribution of up to three million shares of common stock to one or more of its pension plans and contributed 600,000 shares to one of the plans in 1993 at a value of $28.1 million.

In the second quarter of 1993, the Board of Directors of the Company reduced the quarterly dividend on the common stock from $0.45 to $0.25 per share, citing current and expected business conditions in the near term. The decrease in the dividend reduced the Company's annual cash outlays by approximately $48 million.

Stock option plan
The Company has a non-qualified stock option plan under which stock options may be granted to key employees of the Company at a price equal to the fair market value at the date of grant. Transactions involving the plan are summarized as follows:

                                       1993         1992         1991
                                   ________________________________________


Outstanding January 1              3,138,856    2,609,856    2,063,506
Granted                              673,100      620,700      622,600
Cancelled                            (33,250)     (26,550)      (4,750)
Exercised                            (22,900)     (65,150)     (71,500)
                                   ________________________________________


Outstanding at December 31         3,755,806    3,138,856    2,609,856

                                   ========================================

Exercisable at December 31         3,084,356    2,531,056    1,987,256

                                   ========================================

Options available for grant        2,016,000    2,655,850    3,250,000

                                   ========================================



Weighted average prices:
    Granted                          $45.50       $57.25       $57.13
    Exercised                         35.25        36.50        41.00
    Outstanding at December 31        51.50        52.75        51.25
    Exercisable at December 31        52.75        51.50        49.50

Shareholder rights plan
Each share of the Company's common stock has one right attached. The rights trade with the common stock and are exercisable only if a person or group buys 20% or more of the Company's common stock, or announces a tender offer for 30% or more of the outstanding common stock. When exercisable, each right will entitle a holder to buy one-hundredth of one share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $125.

If at any time after the rights become exercisable, the Company is acquired in a merger or other business combination or if 50% of its assets or earning power is sold or transferred, each right would enable its holder to buy common stock of the acquiring company at a 50% discount. In addition, if a person or group acquires 30% or more of the common stock or if certain other events occur, each right would enable its holder to buy common stock of the Company at a 50% discount. The rights, which do not have voting privileges, expire in 1997, but may be redeemed by action of the Board of Directors before then, under certain circumstances, for $0.05 per right. Until the rights become exercisable, they have no dilutive effect on earnings per share.

Although these rights should not interfere with a business combination approved by the Board of Directors, they will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on redemption of the rights or acquiring a substantial number of the rights.

Cumulative currency translation adjustments

                                          1993       1992       1991
                                       ___________________________________


At beginning of year                     $(1.7)     $14.2      $37.6
Currency translation adjustments         (49.1)     (15.0)     (24.2)
Income taxes                                .9        (.9)        .8
                                       ___________________________________


At end of year                          $(49.9)     $(1.7)     $14.2

                                       ===================================


NOTE H - POSTRETIREMENT BENEFITS

Pensions
The Company has several noncontributory defined benefit pension plans covering substantially all employees. Plans covering salaried employees provide pension benefits that are based on a formula which considers length of service and earnings during years of service. Plans covering hourly employees generally provide a specific amount of benefits for each year of service.

Net pension costs were as follows:

                                          1993      1992      1991
                                       _________________________________

Service cost                             $26.8     $27.1     $24.1
Interest cost                            116.8     107.7     100.1
Actual return on plan assets            (162.8)    (43.5)   (181.3)
Net amortization and deferrals            83.9     (27.1)    117.6
Other                                      9.8      12.8       9.9
                                        _________________________________


Total                                    $74.5     $77.0     $70.4

                                        =================================




Assumptions used in accounting for the Company's principal pension plans are as follows:

                                                   1993     1992     1991
                                                  _________________________

Weighted average discount rate                      7.5%    8.5%    8.75%
Approximate weighted average rate
    of increase in compensation levels
    (salaried plan only)                            4.5%    4.5%     5.0%
Expected long-term rate of return
    on assets                                      9.25%   9.25%     9.0%

The following table sets forth information on the Company's principal pension plans where the accumulated benefit obligation exceeds assets at December 31:


                                                          1993     1992
                                                      ___________________

Actuarial present value of pension benefit obligation:
        Vested                                        $1,375.7  $1,109.3
        Nonvested                                        168.2     130.5
                                                      ___________________

        Accumulated                                   $1,543.9  $1,239.8

                                                       ===================
        Projected                                     $1,660.7  $1,346.9

Plan assets at fair value                              1,329.2   1,110.8
                                                       ___________________

Plan assets less than pension benefit obligation         331.5     236.1
Items not yet recognized:
    Unrecognized net loss                               (253.7)   (151.4)
    Unamortized plan change benefits                    (104.5)   (102.8)
    Recognition of minimum liability                     153.0     163.0
                                                       ___________________

Net pension liability                                   $126.3    $144.9

                                                       ===================




NOTE H - POSTRETIRMENT BENEFITS - continued

Reflected in the Company's balance sheet is the additional minimum liability relative to its underfunded plans in the amount of $153 million in 1993 ($163 million in 1992). A corresponding amount is recognized as an intangible asset, to the extent it does not exceed unamortized plan change benefits, while the excess, net of tax, has been charged to stockholders' equity. The increase in the charge to stockholders' equity resulted primarily from increased pension obligations (due primarily to lowering the discount rate to 7.5% at the end of 1993). The Company's funding policies meet or exceed all regulatory requirements.

At December 31, 1993, approximately 60% of the plans' assets were invested in corporate equity securities (including 600,000 shares of common stock of the Company), 20% in corporate bonds, 14% in government debt securities and cash equivalents and 6% in real estate.

Other postretirement benefits
IN THE FOURTH QUARTER OF 1992, THE COMPANY ELECTED EARLY ADOPTION OF FAS NO. 106 - EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. FAS 106 GENERALLY REQUIRES THE ACCRUAL OF THE EXPECTED COST OF POSTRETIREMENT BENEFITS (HEALTH CARE AND LIFE INSURANCE) BY THE DATE EMPLOYEES ATTAIN FULL ELIGIBILITY FOR BENEFITS TO BE RECEIVED. PREVIOUSLY, THE EXPENSE FOR THESE BENEFITS WAS RECOGNIZED WHEN COSTS WERE INCURRED OR CLAIMS WERE RECEIVED.

A charge of $610.0 million ($975.0 million before tax) was recognized in 1992 for the cumulative effects of this accounting change. In addition, adoption resulted in a decrease in income before the cumulative effects of accounting changes for 1992 of $32.5 million ($52.0 million before tax) or $0.54 per share.

The Company provides health care and life insurance benefits to most domestic retired employees. Substantially all of the Company's domestic employees may become eligible for these benefits if they reach retirement age while working for the Company. In late 1992 and in 1993 the Company changed the plans to provide for additional cost-sharing features with future retirees. These include the elimination of certain reimbursements and requiring retiree contributions based upon age and service criteria and at specified cost levels. These changes reduced the cost of providing these benefits by approximately $39 million in 1993. The Company's policy is to fund the cost of these benefits when actual expenses are incurred.

The Company's accumulated postretirement benefit obligation is comprised of the following at December 31:

                                               1993      1992
                                          ___________________

Retirees                                     $748.0    $589.1
Active employees fully eligible                57.2     117.7
Active employees not fully eligible           176.4     249.3
Unamortized plan change benefits              207.4     102.0
Unrecognized net loss                        (115.9)    (31.1)
                                           ___________________


Total                                      $1,073.1  $1,027.0
                                          ===================




Net periodic postretirement benefit cost was (1991 - $40 million):

                                              1993      1992
                                             _______________

Service cost                                 $ 9.4     $16.6
Interest cost                                 73.7      84.7
Net amortization                             (14.5)        -
                                            ________________

Total                                        $68.6    $101.3
                                            ================




NOTE H - POSTRETIREMENT BENEFITS - continued

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 11% for 1994 (12.5% in 1993 and 13% in 1992) and is assumed to decrease gradually to 6% for 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, each one percentage point change in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation as of December 31, 1993, by approximately $67 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by approximately $5 million.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 1993, and 8.5% at December 31, 1992.


NOTE I - TAXES ON INCOME

EFFECTIVE JANUARY 1, 1992, THE COMPANY CHANGED ITS METHOD OF ACCOUNTING FOR INCOME TAXES FROM THE DEFERRED METHOD TO THE LIABILITY METHOD AS REQUIRED BY FAS NO. 109 - ACCOUNTING FOR INCOME TAXES. AS PERMITTED UNDER THE NEW RULES, PRIOR YEARS' FINANCIAL STATEMENTS HAVE NOT BEEN RESTATED BUT PRIOR INTERIM PERIODS OF 1992 WERE RESTATED TO REFLECT THE CHANGES.

A charge of $30 million was recognized in the first quarter of 1992 for the cumulative effects of the accounting change. Adoption of FAS 109 enabled full recognition of the deferred tax benefits associated with the adoption of FAS 106.

At December 31, 1993, the Company had various U.S., Canadian and German income tax carryforward benefits of $84 million that expire at various times through 2008 and $106 million that can be carried forward indefinitely. The Company has deferred tax assets primarily relating to certain foreign entities of approximately $44 million against which a full valuation reserve has been recorded. The Company is continuing to evaluate alternatives which may result in the ultimate realization of a portion of these assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1993, the Company had $925 million (1992 - $784 million) of deferred tax assets and $656 million (1992 - $703 million) of deferred tax liabilities which have been netted with respect to tax jurisdictions for presentation purposes. The significant components of these amounts as shown on the balance sheet are as follows:

                                                                 1993                   1992
                                                         ___________________________________________

                                                           Asset    Liability     Asset   Liability
                                                         ___________________________________________
Retiree health benefits                                   $412.3         -      $384.5         -
Tax carryforward benefits                                  182.2    $(52.1)      108.7    $(62.4)
Environmental, restructuring and other costs               168.8      (2.9)      140.9         -
Other                                                       27.8      13.9        50.9      12.6
Tax over book depreciation                                (321.1)    198.0      (398.2)    215.7
Valuation reserve relating to tax carryforward benefits    (44.0)        -       (40.0)        -
                                                         __________________________________________


Total deferred tax assets and liabilities                  426.0     156.9       246.8     165.9

Amount included as current in balance sheet                 17.8        .1           -       -
                                               ____________________________________________________


Noncurrent deferred tax assets and liabilities            $408.2    $156.8      $246.8    $165.9
                                               ====================================================

Significant components of the provision for income taxes are as follows:

                                                Deferred
                          Liability Method       Method

                        ____________________    _________

                             1993     1992         1991
                        ____________________    _________
Current:
    Federal                $(55.8)  $10.8         $29.7
    Foreign                  14.3    19.8          23.2
    State                     4.3     2.4           5.5
                        ____________________    _________


    Total current           (37.2)   33.0          58.4
                        ____________________    _________



Deferred:
    Federal                 (98.4)  (89.0)          8.8
    Foreign                 (33.3)  (16.9)        (10.2)
    State                   (28.9)  (17.7)          4.7

                        ____________________    _________

    Total deferred         (160.6) (123.6)          3.3
                        ____________________    _________

Equity                        4.8     4.4           4.5
                        ____________________    _________

Total                     $(193.0) $(86.2)        $66.2
                        ====================    =========



The deferred tax provision includes state and foreign operating loss carryforward benefits of $25.1 million.

The major components of the deferred tax provision under the deferred method, which was used in 1991, consisted of tax loss, AMT and other tax credits of ($56.4) million; depreciation and amortization of $37.5 million and facility closing and environmental costs and other items of $22.2 million.

The Company has not provided taxes on the undistributed earnings ($667 million) of foreign subsidiaries as it is the intent of the Company to use such earnings to finance foreign expansion, reduce foreign debt and support foreign operating requirements.

The Company's effective income tax rate varied from the United States statutory rate as follows:

                                                               Deferred
                                           Liability Method     Method
                                           _________________   _________
                                           1993        1992       1991
                                           _________________   _________

United States rate                         (35)%       (34)%        34%
Income taxed at other than U.S. rate         3          (3)         (2)
Domestic and foreign depletion allowances   (1)         (2)         (3)
State income taxes and other                (4)         (5)          1
                                           _________________   _________
Effective rate                             (37)%       (44)%        30%
                                           =================== =========

Income taxes paid, net of refunds, were $5.7 million, $17.1 million and $89.9 million in 1993, 1992 and 1991, respectively.

NOTE J - COMPANY OPERATIONS

The Company is a vertically integrated enterprise operating predominantly in the aluminum industry in both domestic and foreign areas. In order to more fully describe the nature of its operations and to supplement the foregoing, the Company has separated its vertically integrated operations into two groups referred to as finished products and other sales, and production and processing. Summarized financial information relating to the Company's operations and investments is as follows:

                                                 Domestic                           Canada
                                     _____________________________     ____________________________

GEOGRAPHIC DATA                         1993       1992      1991          1993      1992     1991
                                     _____________________________     ____________________________
Products and services sold
    Customers                        $3,966.5  $4,212.6  $4,272.1        $293.5   $276.8   $282.1
    Transfers between areas             224.1     276.4     301.4         377.4    425.5    395.5
                                     _____________________________     ____________________________
Total products and services sold     $4,190.6  $4,489.0  $4,573.5        $670.9   $702.3   $677.6
                                     =============================     ============================


Operating profit (loss)                $(16.8)    $76.4    $264.5         $(9.3)   $19.4   $(38.5)
Equity in income of companies
    not consolidated                                                        8.5      8.3     11.5
Interest and other income                 6.0      44.7      18.2            .7      1.2      1.1
Interest expense                       (116.1)   (130.6)   (122.3)        (23.5)   (19.4)   (23.0)
                                     _____________________________     ____________________________

Income (loss) before income taxes
    and cumulative effects of
    accounting changes                $(126.9)    $(9.5)   $160.4        $(23.6)    $9.5   $(48.9)
                                     =============================     ============================

Identifiable assets                  $3,991.1  $3,969.7  $3,757.0      $1,215.8 $1,250.5$1,305.1

____________________________________________________________________________________________________

                                                                   Finished products and other sales
                                                                  _________________________________

OPERATING DATA                                                        1993        1992        1991
                                                                  _________________________________
Products and services sold
    Customers                                                      $2,528.1     $2,582.2   $2,488.0
    Internal transfers                                                  2.1          3.8        4.0
                                                                  _________________________________

Total products and services sold                                   $2,530.2     $2,586.0   $2,492.0

                                                                  =================================


Operating profit (loss)                                              $146.5       $214.1     $215.9
Equity in income of companies not consolidated
Interest and other income
Interest expense

Income (loss) before income taxes and
  cumulative effects of accounting changes


Operating profit (loss) includes depreciation and amortization of     $71.1        $71.8      $63.5
Identifiable assets                                                $1,252.9     $1,156.3   $1,213.7

Capital investments                                                  $173.1        $63.6      $71.7

Other foreign (principally Europe)         Eliminations, etc.                  Consolidated
_________________________________  _______________________________   _____________________________

  1993      1992      1991            1993        1992      1991         1993      1992       1991
_________________________________  _______________________________   _____________________________

$1,009.2  $1,103.2 $1,175.9                                            $5,269.2 $5,592.6  $5,730.1
   160.7     178.8    195.8         $(762.2)  $(880.7)   $(892.7)
_________________________________  ______________________________    _____________________________
$1,169.9  $1,282.0 $1,371.7         $(762.2)  $(880.7)   $(892.7)      $5,269.2 $5,592.6  $5,730.1
=================================   =============================      ============================


   $(5.1)    $74.9    $80.1         $(349.7)  $(263.1)     $20.7        $(380.9)  $(92.4)   $326.8

     8.6       8.1      7.0            (8.5)     (8.3)                      8.6      8.1      18.5
     9.8      13.8     17.7             (.1)     (4.0)      (1.1)          16.4     55.7      35.9
   (19.7)    (20.8)   (16.7)             .1       4.0        1.1         (159.2)  (166.8)   (160.9)
_________________________________   ______________________________    ______________________________


   $(6.4)    $76.0    $88.1         $(358.2)  $(271.4)     $20.7        $(515.1) $(195.4)   $220.3
=================================   ==============================    ==============================



  $748.2    $941.4   $914.8          $(79.0)  $(114.4)   $(124.2)      $5,876.1  $6,047.2 $5,852.7


____________________________________________________________________________________________________
  Production and processing                Eliminations, etc.                  Consolidated
_____________________________      ______________________________   ________________________________
  1993      1992      1991            1993        1992      1991       1993      1992       1991
_____________________________      ______________________________   ________________________________
$2,741.1 $3,010.4  $3,242.1                                         $5,269.2   $5,592.6  $5,730.1
   659.4    770.6     783.8        $(661.5)   $(774.4)   $(787.8)
_____________________________      ______________________________   ________________________________
$3,400.5 $3,781.0  $4,025.9        $(661.5)   $(774.4)   $(787.8)   $5,269.2   $5,592.6  $5,730.1
=============================      ==============================   ================================


 $(188.2)  $(53.6)   $103.4        $(339.2)   $(252.9)      $7.5     $(380.9)    $(92.4)   $326.8
    17.1     16.4      18.5           (8.5)      (8.3)                   8.6        8.1      18.5
                                                                        16.4       55.7      35.9
                                                                      (159.2)    (166.8)   (160.9)
                                                                    ________________________________

                                                                     $(515.1)   $(195.4)   $220.3
                                                                    ================================


  $215.9   $212.2    $201.6                                           $287.0     $284.0    $265.1
$3,686.3 $4,117.3  $4,151.5         $(15.2)    $(14.4)    $(33.1)   $4,924.0   $5,259.2  $5,332.1

  $227.4   $261.8    $388.9                                           $400.5     $325.4    $460.6

NOTE J - COMPANY OPERATIONS - continued

Approximately 27% of products transferred between operating areas and all transfers from other foreign areas are reflected at cost-related prices. Other transfers between operating areas and transfers between Canada and domestic areas are reflected at market-related prices.

Operating profit is after allocation of selling, administrative and general expenses. It does not reflect interest expense or other items of income or expense considered to be general corporate in nature.

The Company has investments in and advances to associated companies and unincorporated joint ventures not consolidated amounting to $832.5 million in 1993, $849.8 million in 1992 and $832.6 million in 1991. Such investments and advances relate principally to Australian and Canadian entities in the production and processing area. Corporate assets associated with operating data of $952.1 million in 1993, $788.0 million in 1992 and $520.6 million in 1991 consist principally of cash, investments, deferred taxes and other assets.

Research and development expenditures were $36.1 million in 1993, $37.7 million in 1992 and $37.4 million in 1991.


NOTE K - FINANCIAL INSTRUMENTS

The Company uses forward contracts and swap agreements to manage a portion of its exposure to fluctuations in foreign currencies relating to certain committed aluminum sales and raw material acquisitions in foreign markets. At December 31, 1993, the Company had $514 million of these arrangements (1992 - $281 million) which mature in 1994 to 2002.

The Company uses interest rate swap agreements to manage a portion of its exposure to interest rate fluctuations after considering outstanding levels of variable-rate and fixed-rate debt. In 1993 the Company entered into new agreements, terminated certain agreements and revised the rates in certain other agreements, the net result being to increase the amount of agreements outstanding and to extend terms. The Company received $16 million for the rate revisions referred to above which is being amortized (through 1996) over the original terms of the revised agreements. At December 31, 1993, the Company had $230 million of interest rate swap agreements (1992 - $225 million) which effectively convert a portion of its debt from variable-rate to fixed-rate. Under these agreements the Company receives payments based on a variable rate (3.8% at December 31, 1993) and makes payments based on a fixed rate (6.5%). $55 million of these agreements expire in 1994 and $175 million expire in 1998. The Company also had $742 million of interest rate swap agreements (1992 - $300 million) which effectively convert a portion of its debt from fixed-rate to variable-rate. Under these agreements the Company receives payments based on a fixed rate (5.0%) and makes payments based on a variable rate (3.6% at December 31, 1993). These agreements expire in 1996 ($517 million), 1997 ($125 million) and 1998 ($100 million).

The fair value of financial instruments was estimated based upon quoted prices for comparable contracts and discounted cash flow analyses and varies from period to period based on a number of factors, principally interest rates. At the end of 1993 and 1992, the fair value of the financial instruments discussed above was approximately the same as carrying value. The Company is exposed to certain losses if the other parties to these agreements do not perform, but the Company expects the counterparties to perform their obligations. The carrying amount of long-term debt was approximately $140 million lower than its fair value in 1993 and approximately equal to fair value in 1992.

NOTE L - CONTINGENT LIABILITIES AND COMMITMENTS

Various suits and claims are pending against the Company. In the opinion of the Company's management, after consultation with counsel, disposition of these suits and claims, either individually or in the aggregate, will not have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. No assurance can be given, however, that the disposition of one or more of such suits or claims in a particular reporting period will not be material in relation to the reported results for such period.

In order to assure an adequate supply of certain raw material requirements, the Company has committed to pay its proportionate share of annual production charges (including debt service) relating to its interests in certain unincorporated joint ventures and associated companies. These arrangements include minimum commitments of approximately $50 million annually through 1998 and additional amounts thereafter which together, at present value, aggregate $226 million at December 31, 1993, after excluding interest of $62 million and variable operating costs of the facilities. During 1993 the Company purchased approximately $195 million (1992 - $200 million, 1991 - $230 million) of raw materials under these arrangements.

The Company leases certain items of property, plant and equipment under long-term operating leases. Lease expense was approximately $46 million per year for the years 1991 to 1993. Lease commitments at December 31, 1993, were approximately $63 million. Leases covering major items contain renewal and/or purchase options which may be exercised by the Company.


NOTE M - ENVIRONMENTAL EXPENDITURES

THE COMPANY'S POLICY IS TO ACCRUE REMEDIATION COSTS WHEN IT IS PROBABLE THAT SUCH EFFORTS WILL BE REQUIRED AND THE RELATED COSTS CAN BE REASONABLY ESTIMATED.

The Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party (PRP) with others, at various EPA designated Superfund sites. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants, and consider, when available, estimates by other PRP's and governmental agencies and information regarding the financial viability of other PRP's. Based upon information currently available, the Company believes it is unlikely that it will incur substantial additional costs as a result of failure by other PRP's to satisfy their responsibilities for remediation costs.

The Company has recorded amounts which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1993, the Company had accrued $298 million for estimated environmental remediation costs. Expenditures relating to costs currently accrued are expected to be made over the next 15 to 20 years with the majority to be spent by the year 2000. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise and it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

NOTE N - OPERATIONAL RESTRUCTURING AND ASSET REVALUATION COSTS

The Company recorded $348.2 million in 1993 and $106.4 million in 1992 in operational restructuring and asset revaluation costs. These costs resulted from the Company's estimate of the ultimate realization of the carrying value of certain assets, liabilities related to the offering of an early retirement program for certain salaried employees, and the employee termination and other costs associated with disposal or restructuring of certain uneconomic operations. The components of these charges are as follows:


                                                        1993         1992
                                                      _____________________


Asset revaluation                                      $188.6        $50.5
Early retirement and employee termination costs         116.4         21.2
Other operational restructuring costs                    43.2         34.7
                                                      _____________________

Total                                                  $348.2       $106.4

                                                      =====================


NOTE O - CANADIAN REYNOLDS METALS COMPANY, LIMITED

Financial statements and financial statement schedules for Canadian Reynolds Metals Company, Limited have been omitted because the securities it has registered under the Securities Act of 1933 (thus subjecting it to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934) are fully and unconditionally guaranteed by Reynolds Metals Company. Financial information relating to Canadian Reynolds Metals Company, Limited is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the footnotes to the financial statements of Reynolds Metals Company. Summarized financial information is as follows:

                                                Year ended December 31
                                         __________________________________

                                           1993          1992        1991
                                         __________________________________


Net Sales:
    Customers                             $293.5        $276.8      $282.1
    Parent company                         377.5         425.5       395.5
                                         __________________________________

                                           671.0         702.3       677.6
Cost of products sold and depreciation     666.4         683.5       698.5
Income (loss) before cumulative effect
    of accounting change                   (35.7)         22.2       (43.7)
Net income (loss)                         $(35.7)        $28.6      $(43.7)



                                                          December 31

                                                       1993         1992


Current assets                                       $146.9        $139.2
Noncurrent assets                                   1,056.1       1,094.5
Current liabilities                                   (99.8)       (245.8)
Noncurrent liabilities                               (540.7)       (385.9)

                                                Quarterly Results of Operations (Unaudited)
                                                  (In millions, except per share amounts)
                                                     1993                                        1992
                                      ____________________________________      ______________________________________

Quarter                                  1st      2nd      3rd      4th            1st       2nd       3rd      4th
                                      ____________________________________      ______________________________________
Net sales                             $1,230.7 $1,356.0 $1,336.2  $1,346.3      $1,284.2  $1,489.8  $1,472.9 $1,345.7
Taxes on income (credit)                 (18.4)   (12.9)   (16.9)   (144.8)          4.6       7.9      (1.3)   (97.4)
Income (loss) before cumulative
    effects of accounting changes        (32.7)   (22.8)   (28.0)   (238.6)          5.2      25.0      12.7   (152.1)
Cumulative effects of accounting
    changes                                                                       (639.6)
Net income (loss)                       $(32.7)  $(22.8)  $(28.0)  $(238.6)      $(634.4)    $25.0     $12.7  $(152.1)
                                      =====================================     ======================================

Earnings per common share
    Income (loss) before cumulative
        effects of accounting changes   $(0.55)  $(0.38) $(0.47)   $(3.98)          $0.09     $0.42     $0.21   $(2.55)
    Net income (loss)                    (0.55)   (0.38)  (0.47)    (3.98)         (10.64)     0.42      0.21    (2.55)

___________________________

Net income (loss) for 1993 includes a charge of $8.0 million in the third quarter of 1993 to cover the costs of the temporary curtailment of 88,000 metric tons of primary aluminum production and a charge of $219.5 million in the fourth quarter of 1993 for operational restructuring and asset revaluation costs.  Net income (loss) for 1992 includes charges for estimated environmental costs and operational restructuring and asset revaluation costs of $21.4 million and $155.0 million in the first quarter and fourth quarter, respectively, and a gain on the sale of an investment of $22.6 million in the first quarter.

          REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS



Stockholders and Board of Directors
Reynolds Metals Company

We have audited the accompanying consolidated balance sheets of Reynolds Metals Company as of December 31, 1993 and 1992, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reynolds Metals Company at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions (Note H) and income taxes (Note I) in 1992.


                                         Ernst & Young

Richmond, Virginia
February 18, 1994

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                            PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning the directors and nominees for directorship, see the information under the caption "Election of Directors" in the Registrant's Proxy Statement for the Annual
Meeting of Stockholders to be held on April 20, 1994, which information is incorporated herein by reference.

Information concerning executive officers of the Registrant is shown in Part I - Item 4A of this report.


Item 11.  EXECUTIVE COMPENSATION

For information required by this item, see the information under the captions "Election of Directors - Board Compensation and Benefits", "Election of Directors - Other Compensation", "Report of Compensation Committee on Executive Compensation", "Performance Graphs" and "Executive Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 1994, which information is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

For information required by this item, see the information under the caption "Beneficial Ownership of Securities" in the Registrant's Proxy Statement for the Annual Meeting of
Stockholders to be held on April 20, 1994, which information is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information required by this item, see the information under the captions "Election of Directors - Other Compensation" and "Executive Compensation - Pension Plan Table" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 1994, which information is incorporated herein by reference.


                             PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) The consolidated financial statements, financial statement schedules and exhibits listed below are filed as a part of this report.

          (1)  Consolidated Financial Statements:                Page

               Consolidated statement of income and retained
               earnings - Years ended December 31, 1993, 1992
               and 1991.                                          32

               Consolidated balance sheet - December 31, 1993
               and 1992.                                          33

               Consolidated statement of cash flows - Years
               ended December 31, 1993, 1992 and 1991.            34

               Notes to consolidated financial statements.        35

               Report of Ernst & Young, Independent Auditors.     51

          (2)  Financial Statement Schedules                     S-1

               Schedule No.

               V.   Property, plant and equipment
                    1993
                    1992
                    1991

               VI.  Accumulated depreciation, depletion and
                    amortization of property, plant and
                    equipment
                    1993
                    1992
                    1991

               IX.  Short-term borrowings
                    1993, 1992, 1991

               X.   Supplementary income statement information
                    1993, 1992, 1991

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required, are inapplicable or the required information has otherwise been given.

               Individual financial statements of Reynolds Metals Company have been omitted because the restricted net assets (as defined in Accounting Series Release 302) of all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not exceed 25% of the consolidated net assets shown in the consolidated balance sheet as of December 31, 1993.

               Financial statements of all associated companies (20% to 50% owned) have been omitted because no associated company is individually significant. Summarized financial information of all associated companies has been omitted because associated companies in the aggregate are not significant.

          (3)  Exhibits

               EXHIBIT 2      -  None

           *   EXHIBIT 3.1    -  Restated Certificate of Incorporation, as
                                 amended to the date hereof.  (File No.
                                 1-1430, Registration Statement on Form 8-A dated February 23, 1994, pertaining to Common Stock and Preferred Stock Purchase
                                 Rights, EXHIBIT 1)

           *   EXHIBIT 3.2    -  By-Laws, as amended to the date hereof.
                                 (File No. 1-1430, Registration Statement on Form 8-A dated February 23, 1994, pertaining to Common Stock and Preferred
                                 Stock Purchase Rights, EXHIBIT 2)

               EXHIBIT 4.1    -  Restated Certificate of Incorporation.
                                 See EXHIBIT 3.1.

               EXHIBIT 4.2    -  By-Laws.  See EXHIBIT 3.2.

           *   EXHIBIT 4.3    -  Indenture dated as of April 1, 1989 (the
                                 "Indenture") between Reynolds Metals
                                 Company and The Bank of New York, as
                                 Trustee, relating to Debt Securities.
                                 (File No. 1-1430, Form 10-Q Report for the
                                 Quarter Ended March 31, 1989, EXHIBIT
                                 4(c))

           *   EXHIBIT 4.4    -  Amendment No. 1 dated as of November 1,
                                 1991 to the Indenture.  (File No. 1-1430,
                                 1991 Form 10-K Report, EXHIBIT 4.4)

           *   EXHIBIT 4.5    -  $1,100,000,000 Credit Agreement (the
                                 "Credit Agreement") dated as of
                                 November 24, 1987 among Reynolds Metals
                                 Company, Canadian Reynolds Metals Company,
                                 Limited - Societe Canadienne de Metaux
                                 Reynolds, Limitee, the several banks
                                 parties thereto, Manufacturers Hanover
                                 Bank (Delaware), The Bank of Nova Scotia,
                                 Manufacturers Hanover Trust Company, and
                                 Manufacturers Hanover Agent Bank Services
                                 Corporation.  (Registration Statement No.
                                 33-20498 on Form S-8, dated March 7, 1988,
                                 EXHIBIT 4.4)

           *   EXHIBIT 4.6    -  Amendment No. 1 dated as of July 1, 1988
                                 to the Credit Agreement.  (File No.
                                 1-1430, Form 10-Q Report for the Quarter
                                 Ended June 30, 1988, EXHIBIT 4(e))

           *   EXHIBIT 4.7    -  Amendment No. 2 dated as of February 8,
                                 1989 to the Credit Agreement.  (File No.
                                 1-1430, 1988 Form 10-K Report, EXHIBIT
                                 4.6)

           *   EXHIBIT 4.8    -  Amendment No. 3 dated as of August 4, 1989
                                 to the Credit Agreement.  (File No.
                                 1-1430, Form 10-Q Report for the Quarter
                                 Ended June 30, 1989, EXHIBIT 4(g))

           *   EXHIBIT 4.9    -  Amendment No. 4 dated as of November 1,
                                 1990 to the Credit Agreement.
                                 (Registration Statement No. 33-38020 on
                                 Form S-3, dated November 30, 1990, EXHIBIT
                                 4.12)

           *   EXHIBIT 4.10   -  Rights Agreement dated as of November 23,
                                 1987 (the "Rights Agreement") between
                                 Reynolds Metals Company and The Chase
                                 Manhattan Bank, N.A.  (File No. 1-1430,
                                 Registration Statement on Form 8-A dated
                                 November 23, 1987, pertaining to Preferred
                                 Stock Purchase Rights, EXHIBIT 1)

           *   EXHIBIT 4.11   -  Amendment No. 1 dated as of December 19,
                                 1991 to the Rights Agreement.  (File No.
                                 1-1430, 1991 Form 10-K Report, EXHIBIT
                                 4.11)

           *   EXHIBIT 4.12   -  Form of 9-3/8% Debenture due June 15,
                                 1999. (File No. 1-1430, Form 8-K Report dated June 6, 1989, EXHIBIT 4)

           *   EXHIBIT 4.13   -  Form of Fixed Rate Medium-Term Note.
                                 (Registration Statement No. 33-30882 on
                                 Form S-3, dated August 31, 1989, EXHIBIT
                                 4.3)

           *   EXHIBIT 4.14   -  Form of Floating Rate Medium-Term Note.
                                 (Registration Statement No. 33-30882 on
                                 Form S-3, dated August 31, 1989, EXHIBIT
                                 4.4)

           *   EXHIBIT 4.15   -  Form of Book-Entry Fixed Rate Medium-Term
                                 Note.  (File No. 1-1430, 1991 Form 10-K
                                 Report, EXHIBIT 4.15)

           *   EXHIBIT 4.16   -  Form of Book-Entry Floating Rate Medium-
                                 Term Note.  (File No. 1-1430, 1991 Form
                                 10-K Report, EXHIBIT 4.16)

           *   EXHIBIT 4.17   -  Form of 9% Debenture due August 15, 2003.
                                 (File No. 1-1430, Form 8-K Report dated
                                 August 16, 1991, Exhibit 4(a))

           *   EXHIBIT 4.18   -  Articles of Continuance of Canadian
                                 Reynolds Metals Company, Limited --
                                 Societe Canadienne de Metaux Reynolds,
                                 Limitee ("CRM"), as amended to the date
                                 hereof.  (Registration Statement No.
                                 33-59168 on Form S-3, dated March 5, 1993,
                                 EXHIBIT 4.1)

           *   EXHIBIT 4.19   -  By-Laws of CRM, as amended to the date
                                 hereof.  (File No. 1-1430, Form 10-Q
                                 Report for the Quarter Ended September 30,
                                 1993, EXHIBIT 4.19)

           *   EXHIBIT 4.20   -  Indenture dated as of April 1, 1993 among
                                 CRM, Reynolds Metals Company and The Bank of New York, as Trustee. (File No.
                                 1-1430, Form 8-K Report dated July 14,
                                 1993, EXHIBIT 4(a))

           *   EXHIBIT 4.21   -  Form of 6-5/8% Guaranteed Amortizing Note
                                 due July 15, 2002.  (File No. 1-1430, Form
                                 8-K Report dated July 14, 1993, EXHIBIT
                                 4(d))

               EXHIBIT 9      -  None

           #*  EXHIBIT 10.1   -  Reynolds Metals Company 1982 Nonqualified
                                 Stock Option Plan, as amended through
                                 May 17, 1985.  (File No. 1-1430, 1985 Form
                                 10-K Report, EXHIBIT 10.2)

           #*  EXHIBIT 10.2   -  Reynolds Metals Company 1987 Nonqualified
                                 Stock Option Plan.  (Registration
                                 Statement No. 33-13822 on Form S-8, dated
                                 April 28, 1987, EXHIBIT 28.1)

           #*  EXHIBIT 10.3   -  Reynolds Metals Company 1992 Nonqualified
                                 Stock Option Plan.  (Registration
                                 Statement No. 33-44400 on Form S-8, dated
                                 December 9, 1991, EXHIBIT 28.1)

           #*  EXHIBIT 10.4   -  Reynolds Metals Company Performance
                                 Incentive Plan, as amended and restated
                                 effective January 1, 1985.  (File No.
                                 1-1430, 1985 Form 10-K Report, EXHIBIT
                                 10.3)

           #*  EXHIBIT 10.5   -  Consulting Agreement dated April 16, 1986
                                 between Reynolds Metals Company and
                                 David P. Reynolds.  (File No. 1-1430, Form
                                 10-Q Report for the Quarter Ended
                                 March 31, 1986, EXHIBIT 19)

           #*  EXHIBIT 10.6   -  Form of Deferred Compensation Agreement
                                 dated February 17, 1984 between Reynolds
                                 Metals Company and David P. Reynolds.
                                 (File No. 1-1430, 1983 Form 10-K Report,
                                 EXHIBIT 10.9)

           #*  EXHIBIT 10.7   -  Deferred Compensation Agreement dated
                                 May 16, 1986 between Reynolds Metals
                                 Company and David P. Reynolds.  (File No.
                                 1-1430, Form 10-Q Report for the Quarter
                                 Ended June 30, 1986, EXHIBIT 19)

           #*  EXHIBIT 10.8   -  Agreement dated December 9, 1987 between
                                 Reynolds Metals Company and Jeremiah J.
                                 Sheehan.  (File No. 1-1430, 1987 Form 10-K
                                 Report, EXHIBIT 10.9)

           #*  EXHIBIT 10.9   -  Supplemental Death Benefit Plan for
                                 Officers. (File No. 1-1430, 1986 Form 10-K
                                 Report, EXHIBIT 10.8)

           #*  EXHIBIT 10.10  -  Financial Counseling Assistance Plan for
                                 Officers.  (File No. 1-1430, 1987 Form
                                 10-K Report, EXHIBIT 10.11)

           #*  EXHIBIT 10.11  -  Management Incentive Deferral Plan.  (File
                                 No. 1-1430, 1987 Form 10-K Report, EXHIBIT
                                 10.12)

           #   EXHIBIT 10.12  -  Deferred Compensation Plan for Outside
                                 Directors as Amended and Restated
                                 Effective December 1, 1993

           #*  EXHIBIT 10.13  -  Retirement Plan for Outside Directors.
                                 (File No. 1-1430, 1986 Form 10-K Report,
                                 EXHIBIT 10.10)

           #*  EXHIBIT 10.14  -  Death Benefit Plan for Outside Directors.
                                 (File No. 1-1430, 1986 Form 10-K Report,
                                 EXHIBIT 10.11)

           #*  EXHIBIT 10.15  -  Form of Indemnification Agreement for
                                 Directors and Officers.  (File No. 1-1430,
                                 Form 8-K Report dated April 29, 1987,
                                 EXHIBIT 28.3)

           #*  EXHIBIT 10.16  -  Form of Executive Severance Agreement
                                 between Reynolds Metals Company and key
                                 executive personnel, including each of the individuals listed in Item 4A hereof (other than Messrs. Christino, Jones, Leahey and Earehart). (File No. 1-1430, 1987 Form 10-K Report, EXHIBIT 10.18)

           #*  EXHIBIT 10.17  -  Renewal dated February 21, 1992 of
                                 Consulting Agreement dated April 16, 1986 between Reynolds Metals Company and
                                 David P. Reynolds. (File No. 1-1430, 1991
                                 Form 10-K Report, EXHIBIT 10.19)

           #*  EXHIBIT 10.18  -  Amendment to Reynolds Metals Company 1987
                                 Nonqualified Stock Option Plan effective
                                 May 20, 1988.  (File No. 1-1430, Form 10-Q
                                 Report for the Quarter Ended June 30,
                                 1988, EXHIBIT 19(a))

           #*  EXHIBIT 10.19  -  Amendment to Reynolds Metals Company 1987
                                 Nonqualified Stock Option Plan effective
                                 October 21, 1988.  (File No. 1-1430, Form
                                 10-Q Report for the Quarter Ended
                                 September 30, 1988, EXHIBIT 19(a))

           #*  EXHIBIT 10.20  -  Amendment to Reynolds Metals Company 1987
                                 Nonqualified Stock Option Plan effective
                                 January 1, 1987.  (File No. 1-1430, 1988
                                 Form 10-K Report, EXHIBIT 10.22)

           #*  EXHIBIT 10.21  -  Amendment to Reynolds Metals Company
                                 Performance Incentive Plan effective
                                 January 1, 1989.  (File No. 1-1430, Form
                                 10-Q Report for the Quarter Ended June 30,
                                 1989, EXHIBIT 19)

           #*  EXHIBIT 10.22  -  Form of Stock Option and Stock
                                 Appreciation Right Agreement, as approved
                                 February 16, 1990 by the Compensation
                                 Committee of the Company's Board of
                                 Directors.  (File No. 1-1430, 1989 Form
                                 10-K Report, EXHIBIT 10.24)

           #*  EXHIBIT 10.23  -  Amendment to Reynolds Metals Company 1982
                                 Nonqualified Stock Option Plan effective
                                 January 18, 1991.  (File No. 1-1430, 1990
                                 Form 10-K Report, EXHIBIT 10.25)

           #*  EXHIBIT 10.24  -  Amendment to Reynolds Metals Company 1987
                                 Nonqualified Stock Option Plan effective
                                 January 18, 1991.  (File No. 1-1430, 1990
                                 Form 10-K Report, EXHIBIT 10.26)

           #*  EXHIBIT 10.25  -  Letter Agreement dated January 18, 1991 between Reynolds Metals Company and
                                 William O. Bourke.  (File No. 1-1430, 1990
                                 Form 10-K Report, EXHIBIT 10.29)

           #*  EXHIBIT 10.26  -  Form of Stock Option Agreement, as
                                 approved April 22, 1992 by the
                                 Compensation Committee of the Company's
                                 Board of Directors.  (File No. 1-1430,
                                 Form 10-Q Report for the Quarter Ended
                                 March 31, 1992, EXHIBIT 28(a))

           #*  EXHIBIT 10.27  -  Consulting Agreement dated May 1, 1992 between Reynolds Metals Company and
                                 William O. Bourke.  (File No. 1-1430, Form
                                 10-Q Report for the Quarter Ended
                                 March 31, 1992, EXHIBIT 28(b))

           #   EXHIBIT 10.28  -  Renewal dated February 18, 1994 of
                                 Consulting Agreement dated May 1, 1992
                                 between Reynolds Metals Company and
                                 William O. Bourke

               EXHIBIT 11     -  Omitted; see Item 8 for computation of
                                 earnings per share

               EXHIBIT 12     -  Not applicable

               EXHIBIT 13     -  Not applicable

               EXHIBIT 16     -  Not applicable

               EXHIBIT 18     -  None

               EXHIBIT 21     -  List of Subsidiaries of Reynolds Metals
                                 Company

               EXHIBIT 22     -  None

               EXHIBIT 23     -  Consent of Independent Auditors

               EXHIBIT 24     -  Powers of Attorney

               EXHIBIT 27     -  Not applicable

               EXHIBIT 28     -  Not applicable

____________________________
* Incorporated by reference.
# Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.


           Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt of the Company are omitted because such debt does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

(b)        Reports on Form 8-K

           During the fourth quarter of 1993, the Registrant filed with the Commission Current Reports on Form 8-K dated (i)
           November 23, 1993 reporting that it had filed with the Commission a Registration Statement on Form S-3 relating to the offer and resale from time to time by The Chase Manhattan Bank (National Association), as trustee of the Reynolds Metals Company Pension Plans Master Trust (the "Master Trust"), of up to 3,000,000 shares of Common Stock, without par value, of the Registrant proposed to be issued and contributed from time to time by the Registrant to one or more of the pension plans the assets of which are held by the Master Trust; (ii) December 10, 1993 reporting that the Registrant was considering actions to restructure certain of its operations, principally in the fabricating area; and (iii) December 30, 1993 reporting that the Registrant had filed with the Commission pre-effective Amendment No. 1 to Registration Statement No. 33-51631 on Form S-3 relating to the public offering of shares of convertible preferred stock of the Registrant.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REYNOLDS METALS COMPANY


                                   By *Richard G. Holder
                                       Richard G. Holder, Chairman of
                                       the Board and Chief Executive
                                       Officer

                                   Date  March 15, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By *Henry S. Savedge, Jr.              By *Richard G. Holder
    Henry S. Savedge, Jr., Director,       Richard G. Holder, Director,
    Executive Vice President and           Chairman of the Board and Chief
    Chief Financial Officer                Executive Officer

Date  March 15, 1994                   Date  March 15, 1994



By *William O. Bourke                  By  Yale M. Brandt
    William O. Bourke, Director            Yale M. Brandt, Director

Date  March 15, 1994                   Date  March 15, 1994



By *Thomas A. Graves, Jr.              By *Gerald Greenwald
    Thomas A. Graves, Jr., Director        Gerald Greenwald, Director

Date  March 15, 1994                   Date  March 15, 1994



By *John R. Hall                       By *Robert L. Hintz
    John R. Hall, Director                 Robert L. Hintz, Director

Date  March 15, 1994                   Date  March 15, 1994



By *David P. Reynolds                  By *Randolph N. Reynolds
    David P. Reynolds, Director            Randolph N. Reynolds, Director

Date  March 15, 1994                   Date  March 15, 1994



By *Charles A. Sanders, M.D.           By  Jeremiah J. Sheehan
    Charles A. Sanders, M.D., Director     Jeremiah J. Sheehan, Director

Date  March 15, 1994                   Date  March 15, 1994



By *Ralph S. Thomas                    By *Robert J. Vlasic
    Ralph S. Thomas, Director              Robert J. Vlasic, Director

Date  March 15, 1994                   Date  March 15, 1994



By *Joe B. Wyatt                       By  Allen M. Earehart
    Joe B. Wyatt, Director                 Allen M. Earehart, Controller

Date  March 15, 1994                   Date  March 15, 1994



*By  D. Michael Jones
     D. Michael Jones, Attorney-in-Fact

Date  March 15, 1994

                       FINANCIAL STATEMENT SCHEDULES

                      AND OTHER FINANCIAL INFORMATION

                       YEAR ENDED DECEMBER 31, 1993

                          REYNOLDS METALS COMPANY

                            RICHMOND, VIRGINIA




                                       REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES
                                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (NOTE A)
                                                   Year Ended December 31, 1993
                                                           (In millions)

___________________________________________________________________________________________________________________
                     COL. A                    COL. B        COL. C       COL. D         COL. E           COL. F
___________________________________________________________________________________________________________________

                                             Balance at                              Other Changes -    Balance at
                                              Beginning     Additions                Add (Deduct) -       End of
                 CLASSIFICATION               of Period      at Cost    Retirements     Describe          Period
___________________________________________________________________________________________________________________

Land, land improvements and mineral properties                                                            $302.8
Buildings and leasehold improvements                                                                       993.0
Machinery and equipment                                                                                  4,587.0
Construction in progress                                                                                   210.3
                                                                                                        _________

                                                                                                        $6,093.1
                                                                                                        =========

________________________
(A)   The information required by Columns B, C, D and E has been omitted as neither the total additions ($384.6) nor the total retirements ($112.2) during the year amounted to more than 10% of the December 31, 1993 balance.  Information concerning significant additions and retirements is provided under the caption "Investing Activities" in Item 7, Management's
      Discussion and Analysis of Financial Condition and Results of Operations.

                                       REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES
                                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (NOTE A)
                                                   Year Ended December 31, 1992
                                                           (In millions)

__________________________________________________________________________________________________________________
                     COL. A                    COL. B        COL. C       COL. D         COL. E           COL. F
__________________________________________________________________________________________________________________
                                             Balance at                              Other Changes -    Balance at
                                              Beginning     Additions                Add (Deduct) -       End of
                 CLASSIFICATION               of Period      at Cost    Retirements     Describe          Period
__________________________________________________________________________________________________________________
Land, land improvements and mineral properties                                                            $287.8
Buildings and leasehold improvements                                                                       988.3
Machinery and equipment                                                                                  4,417.3
Construction in progress                                                                                   183.3
Funds designated for capital expenditures                                                                   25.6
                                                                                                        ________


                                                                                                        $5,902.3
                                                                                                        ========

________________________

(A)   The information required by Columns B, C, D and E has been omitted as neither the total additions
      ($302.2) nor the total retirements ($185.3) during the year amounted to more than 10% of the
      December 31, 1992 balance.  Information concerning significant additions and retirements is provided under the caption "Investing Activities" in Item 7, Management's Discussion and Analysis
      of Financial Condition and Results of Operations.



                                       REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES
                                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (NOTE A)
                                                   Year Ended December 31, 1991
                                                           (In millions)
__________________________________________________________________________________________________________________
                     COL. A                    COL. B        COL. C       COL. D         COL. E           COL. F
__________________________________________________________________________________________________________________
                                             Balance at                              Other Changes -    Balance at
                                              Beginning     Additions                Add (Deduct) -       End of
                 CLASSIFICATION               of Period      at Cost    Retirements     Describe          Period
__________________________________________________________________________________________________________________
Land, land improvements and mineral properties                                                            $297.2
Buildings and leasehold improvements                                                                       987.3
Machinery and equipment                                                                                  4,301.3
Construction in progress                                                                                   199.4
Funds designated for capital expenditures                                                                    3.7
                                                                                                        __________
                                                                                                        $5,788.9
                                                                                                        ==========



______________________
(A)  The information required by Columns B, C, D and E has been omitted as neither the total additions ($411.0) nor the total retirements ($99.4) during the year amounted to more than 10% of the December 31, 1991 balance.
     Information concerning significant additions and retirements is provided under the caption "Investing
     Activities" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                       REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES
                                SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                 OF PROPERTY, PLANT AND EQUIPMENT
                                                   Year Ended December 31, 1993
                                                           (In millions)

____________________________________________________________________________________________________________________________
                     COL. A                             COL. B       COL. C           COL. D        COL. E          COL. F
____________________________________________________________________________________________________________________________
                                                                 Additions Charged
                                                      Balance at   to Costs and                  Other Changes -  Balance at
                                                       Beginning     Expenses                    Add (Deduct) -     End of
                   DESCRIPTION                         of Period     (Note A)       Retirements     Describe        Period
____________________________________________________________________________________________________________________________
Land, land improvements and mineral properties           $106.8         $7.6           $(1.5)        $(0.2)         $112.7
Buildings and leasehold improvements                      343.1         27.6            (7.8)         (4.2)          358.7
Machinery and equipment                                 2,212.0        251.8           (77.5)        (11.8)        2,374.5
Operational restructuring and asset revaluation costs      30.2                                      135.8           166.0
                                                      ______________________________________________________________________

                                                       $2,692.1       $287.0          $(86.8)       $119.6        $3,011.9
                                                      ======================================================================

___________________________
(A)  Depreciation is provided by the straight-line method over the estimated useful lives of the assets.  The assets have lives that vary, resulting in numerous annual rates for each classification.


                                       REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES
                                SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                 OF PROPERTY, PLANT AND EQUIPMENT
                                                   Year Ended December 31, 1992
                                                           (In millions)

____________________________________________________________________________________________________________________________
                     COL. A                             COL. B       COL. C           COL. D        COL. E          COL. F
____________________________________________________________________________________________________________________________
                                                                 Additions Charged
                                                      Balance at   to Costs and                  Other Changes -  Balance at
                                                       Beginning     Expenses                    Add (Deduct) -     End of
                   DESCRIPTION                         of Period     (Note A)       Retirements     Describe        Period
____________________________________________________________________________________________________________________________
Land, land improvements and mineral properties           $110.2         $7.4           $(1.4)        $(9.4)         $106.8
Buildings and leasehold improvements                      328.8         27.4            (9.7)         (3.4)          343.1
Machinery and equipment                                 2,065.9        249.2          (112.3)          9.2         2,212.0
Operational restructuring and asset revaluation costs      29.9                                        0.3            30.2
                                                      ______________________________________________________________________

                                                       $2,534.8       $284.0         $(123.4)        $(3.3)       $2,692.1
                                                      ======================================================================


___________________________

(A)  Depreciation is provided by the straight-line method over the estimated useful lives of the assets.  The assets have lives that vary, resulting in numerous annual rates for each classification.


                                       REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES
                                SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                 OF PROPERTY, PLANT AND EQUIPMENT
                                                   Year Ended December 31, 1991
                                                           (In millions)

____________________________________________________________________________________________________________________________
                     COL. A                             COL. B       COL. C           COL. D        COL. E          COL. F
____________________________________________________________________________________________________________________________
                                                                 Additions Charged
                                                      Balance at   to Costs and                  Other Changes -  Balance at
                                                       Beginning     Expenses                    Add (Deduct) -     End of
                   DESCRIPTION                         of Period     (Note A)       Retirements     Describe        Period
____________________________________________________________________________________________________________________________
Land, land improvements and mineral properties           $104.6         $8.0           $(2.1)        $(0.3)         $110.2
Buildings and leasehold improvements                      304.0         27.7            (1.0)         (1.9)          328.8
Machinery and equipment                                 1,920.1        229.4           (68.3)        (15.3)        2,065.9
Operational restructuring and asset revaluation costs      50.2                                      (20.3)           29.9
                                                      ______________________________________________________________________

                                                       $2,378.9       $265.1          $(71.4)       $(37.8)       $2,534.8
                                                      ======================================================================


___________________________

(A)  Depreciation is provided by the straight-line method over the estimated useful lives of the assets.  The assets have lives that vary, resulting in numerous annual rates for each classification.

                                       REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES
                                                SCHEDULE IX - SHORT-TERM BORROWINGS
                                                      Years Ended December 31
                                                           (In millions)

_____________________________________________________________________________________________________________________________
          COL. A                  COL. B        COL. C             COL. D               COL. E                 COL. F
_____________________________________________________________________________________________________________________________
                                Balance at     Weighted        Maximum Amount        Average Amount       Weighted Average
   CATEGORY OF AGGREGATE          End of        Average      Outstanding During    Outstanding During       Interest Rate
 SHORT-TERM BORROWINGS (A)        Period     Interest Rate       the Period          the Period (B)     During the Period (C)
1993
    Payable to banks                $143.4         7.5%              $294.5               $194.1                   9.1%
    Commercial paper                  15.0         3.4%                63.7                 27.7                   3.3%
                                   ________
                                    $158.4
                                   ========

1992
    Payable to banks                $191.2         8.6%              $222.6               $190.1                   9.2%
    Commercial paper                   0.0          N/A                76.6                 37.1                   3.9%
                                   ________
                                    $191.2
                                   ========

1991
    Payable to banks                $169.9         7.4%              $169.9               $130.2                   9.6%

_______________________
(A)  Short-term borrowings from banks represent borrowings under arrangements which have no termination date but are reviewed annually for renewal.  Payable to banks and commercial paper excludes amounts classified as noncurrent.
(B)  Average of month-end balances.
(C)  Interest incurred divided by weighted average amount outstanding during the period.

                   REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES
                  SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                  Years Ended December 31
                                       (In millions)
_____________________________________________________________________________________
        COL. A                                             COL. B
_____________________________________________________________________________________
                                                      Charged to Costs
         ITEM                                           and Expenses
_____________________________________________________________________________________


                                              1993          1992          1991

Maintenance and repairs                      $411.8        $410.0        $403.5
                                          ===========================================



Taxes, other than payroll and income          $62.9         $67.1         $61.2
                                          ===========================================


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 EXHIBITS

                                    TO

                                 FORM 10-K

                For the fiscal year ended December 31, 1993

                        Commission File No. 1-1430

                          REYNOLDS METALS COMPANY


          Attached herewith are Exhibits 10.12, 10.28, 23 and 24

                                   INDEX


                                                                Sequential
                                                                  Page No.
                                                                ___________

 EXHIBIT 2     -  None

*EXHIBIT 3.1   -  Restated Certificate of Incorporation, as
                  amended to the date hereof.  (File
                  No. 1-1430, Registration Statement on
                  Form 8-A dated February 23, 1994,
                  pertaining to Common Stock and Preferred
                  Stock Purchase Rights, EXHIBIT 1)

*EXHIBIT 3.2   -  By-Laws, as amended to the date hereof.
                  (File No. 1-1430, Registration Statement on
                  Form 8-A dated February 23, 1994, pertaining to Common Stock and Preferred Stock Purchase
                  Rights, EXHIBIT 2)

 EXHIBIT 4.1   -  Restated Certificate of Incorporation.
                  See EXHIBIT 3.1.

 EXHIBIT 4.2   -  By-Laws.  See EXHIBIT 3.2.

*EXHIBIT 4.3   -  Indenture dated as of April 1, 1989 (the
                  "Indenture") between Reynolds Metals Company and The Bank of New York, as Trustee, relating to Debt Securities. (File No.
                  1-1430, Form 10-Q Report for the Quarter
                  Ended March 31, 1989, EXHIBIT 4(c))

*EXHIBIT 4.4   -  Amendment No. 1 dated as of November 1,
                  1991 to the Indenture.  (File No. 1-1430,
                  1991 Form 10-K Report, EXHIBIT 4.4)

*EXHIBIT 4.5   -  $1,100,000,000 Credit Agreement (the
                  "Credit Agreement") dated as of November 24,
                  1987 among Reynolds Metals Company,
                  Canadian Reynolds Metals Company, Limited -
                  Societe Canadienne de Metaux Reynolds,
                  Limitee, the several banks parties thereto, Manufacturers Hanover Bank (Delaware),
                  The Bank of Nova Scotia, Manufacturers
                  Hanover Trust Company, and Manufacturers
                  Hanover Agent Bank Services Corporation.
                  (Registration Statement No. 33-20498 on
                  Form S-8, dated March 7, 1988, EXHIBIT 4.4)

*EXHIBIT 4.6   -  Amendment No. 1 dated as of July 1, 1988
                  to the Credit Agreement.  (File No. 1-1430,
                  Form 10-Q Report for the Quarter Ended
                  June 30, 1988, EXHIBIT 4(e))

*EXHIBIT 4.7   -  Amendment No. 2 dated as of February 8,
                  1989 to the Credit Agreement.  (File No.
                  1-1430, 1988 Form 10-K Report, EXHIBIT 4.6)

*EXHIBIT 4.8   -  Amendment No. 3 dated as of August 4, 1989
                  to the Credit Agreement.  (File No. 1-1430,
                  Form 10-Q Report for the Quarter Ended
                  June 30, 1989, EXHIBIT 4(g))

*EXHIBIT 4.9   -  Amendment No. 4 dated as of November 1,
                  1990 to the Credit Agreement.  (Registration
                  Statement No. 33-38020 on Form S-3, dated
                  November 30, 1990, EXHIBIT 4.12)

*EXHIBIT 4.10  -  Rights Agreement dated as of November 23,
                  1987 (the "Rights Agreement") between
                  Reynolds Metals Company and The Chase
                  Manhattan Bank, N.A.  (File No. 1-1430,
                  Registration Statement on Form 8-A dated
                  November 23, 1987, pertaining to Preferred
                  Stock Purchase Rights, EXHIBIT 1)

*EXHIBIT 4.11  -  Amendment No. 1 dated as of December 19,
                  1991 to the Rights Agreement.  (File
                  No. 1-1430, 1991 Form 10-K Report,
                  EXHIBIT 4.11)

*EXHIBIT 4.12  -  Form of 9-3/8% Debenture due June 15, 1999.
                  (File No. 1-1430, Form 8-K Report dated
                  June 6, 1989, EXHIBIT 4)

*EXHIBIT 4.13  -  Form of Fixed Rate Medium-Term Note.
                  (Registration Statement No. 33-30882 on
                  Form S-3, dated August 31, 1989,
                  EXHIBIT 4.3)

*EXHIBIT 4.14  -  Form of Floating Rate Medium-Term Note.
                  (Registration Statement No. 33-30882 on
                  Form S-3, dated August 31, 1989,
                  EXHIBIT 4.4)

*EXHIBIT 4.15  -  Form of Book-Entry Fixed Rate Medium-Term
                  Note.  (File No. 1-1430, 1991 Form 10-K
                  Report, EXHIBIT 4.15)

*EXHIBIT 4.16  -  Form of Book-Entry Floating Rate Medium-
                  Term Note.  (File No. 1-1430, 1991 Form
                  10-K Report, EXHIBIT 4.16)

*EXHIBIT 4.17  -  Form of 9% Debenture due August 15, 2003.
                  (File No. 1-1430, Form 8-K Report dated
                  August 16, 1991, Exhibit 4(a))

*EXHIBIT 4.18  -  Articles of Continuance of Canadian
                  Reynolds Metals Company, Limited --
                  Societe Canadienne de Metaux Reynolds,
                  Limitee ("CRM"), as amended to the date
                  hereof.  (Registration Statement No.
                  33-59168 on Form S-3, dated March 5,
                  1993, EXHIBIT 4.1)

*EXHIBIT 4.19  -  By-Laws of CRM, as amended to the date
                  hereof.  (File No. 1-1430, Form 10-Q
                  Report for the Quarter Ended September 30,
                  1993, EXHIBIT 4.19)

*EXHIBIT 4.20  -  Indenture dated as of April 1, 1993 among
                  CRM, Reynolds Metals Company and The Bank of New York, as Trustee. (File No. 1-1430,
                  Form 8-K Report dated July 14, 1993,
                  EXHIBIT 4(a))

*EXHIBIT 4.21  -  Form of 6-5/8% Guaranteed Amortizing Note
                  due July 15, 2002.  (File No. 1-1430, Form
                  8-K Report dated July 14, 1993,
                  EXHIBIT 4(d))

 EXHIBIT 9     -  None

*EXHIBIT 10.1  -  Reynolds Metals Company 1982 Nonqualified
                  Stock Option Plan, as amended through
                  May 17, 1985.  (File No. 1-1430, 1985
                  Form 10-K Report, EXHIBIT 10.2)

*EXHIBIT 10.2  -  Reynolds Metals Company 1987 Nonqualified
                  Stock Option Plan.  (Registration Statement
                  No. 33-13822 on Form S-8, dated April 28,
                  1987, EXHIBIT 28.1)

*EXHIBIT 10.3  -  Reynolds Metals Company 1992 Nonqualified
                  Stock Option Plan.  (Registration Statement
                  No. 33-44400 on Form S-8, dated December 9,
                  1991, EXHIBIT 28.1)

*EXHIBIT 10.4  -  Reynolds Metals Company Performance
                  Incentive Plan, as amended and restated
                  effective January 1, 1985.  (File No.
                  1-1430, 1985 Form 10-K Report, EXHIBIT 10.3)

*EXHIBIT 10.5  -  Consulting Agreement dated April 16, 1986
                  between Reynolds Metals Company and
                  David P. Reynolds.  (File No. 1-1430,
                  Form 10-Q Report for the Quarter Ended
                  March 31, 1986, EXHIBIT 19)

*EXHIBIT 10.6  -  Form of Deferred Compensation Agreement
                  dated February 17, 1984 between Reynolds
                  Metals Company and David P. Reynolds.
                  (File No. 1-1430, 1983 Form 10-K Report,
                  EXHIBIT 10.9)

*EXHIBIT 10.7  -  Deferred Compensation Agreement dated
                  May 16, 1986 between Reynolds Metals
                  Company and David P. Reynolds.
                  (File No. 1-1430, Form 10-Q Report for
                  the Quarter Ended June 30, 1986, EXHIBIT 19)

*EXHIBIT 10.8  -  Agreement dated December 9, 1987 between
                  Reynolds Metals Company and Jeremiah J.
                  Sheehan.  (File No. 1-1430, 1987 Form
                  10-K Report, EXHIBIT 10.9)

*EXHIBIT 10.9  -  Supplemental Death Benefit Plan for Officers.
                  (File No. 1-1430, 1986 Form 10-K Report,
                  EXHIBIT 10.8)

*EXHIBIT 10.10 -  Financial Counseling Assistance Plan for
                  Officers.  (File No. 1-1430, 1987 Form 10-K
                  Report, EXHIBIT 10.11)

*EXHIBIT 10.11  - Management Incentive Deferral Plan.
                  (File No. 1-1430, 1987 Form 10-K Report,
                  EXHIBIT 10.12)

 EXHIBIT 10.12  - Deferred Compensation Plan for Outside             ------
                  Directors as Amended and Restated
                  Effective December 1, 1993

*EXHIBIT 10.13 -  Retirement Plan for Outside Directors.
                  (File No. 1-1430, 1986 Form 10-K Report,
                  EXHIBIT 10.10)

*EXHIBIT 10.14 -  Death Benefit Plan for Outside Directors.
                  (File No. 1-1430, 1986 Form 10-K Report,
                  EXHIBIT 10.11)

*EXHIBIT 10.15 -  Form of Indemnification Agreement for
                  Directors and Officers.  (File No. 1-1430,
                  Form 8-K Report dated April 29, 1987,
                  EXHIBIT 28.3)

*EXHIBIT 10.16 -  Form of Executive Severance Agreement
                  between Reynolds Metals Company and key
                  executive personnel, including each of the individuals listed in Item 4A hereof (other than Messrs. Christino, Jones, Leahey and Earehart). (File No. 1-1430, 1987 Form 10-K Report, EXHIBIT 10.18)

*EXHIBIT 10.17 -  Renewal dated February 21, 1992 of
                  Consulting Agreement dated April 16,
                  1986 between Reynolds Metals Company
                  and David P. Reynolds. (File No. 1-
                  1430, 1991 Form 10-K Report, EXHIBIT
                  10.19)

*EXHIBIT 10.18 -  Amendment to Reynolds Metals Company
                  1987 Nonqualified Stock Option Plan
                  effective May 20, 1988.  (File No.
                  1-1430, Form 10-Q Report for the
                  Quarter Ended June 30, 1988, EXHIBIT
                  19(a))

*EXHIBIT 10.19 -  Amendment to Reynolds Metals Company
                  1987 Nonqualified Stock Option Plan
                  effective October 21, 1988.  (File
                  No. 1-1430, Form 10-Q Report for the
                  Quarter Ended September 30, 1988,
                  EXHIBIT 19(a))

*EXHIBIT 10.20 -  Amendment to Reynolds Metals Company
                  1987 Nonqualified Stock Option Plan
                  effective January 1, 1987.  (File No.
                  1-1430, 1988 Form 10-K Report,
                  EXHIBIT 10.22)

*EXHIBIT 10.21 -  Amendment to Reynolds Metals Company
                  Performance Incentive Plan effective
                  January 1, 1989.  (File No. 1-1430,
                  Form 10-Q Report for the Quarter
                  Ended June 30, 1989, EXHIBIT 19)

*EXHIBIT 10.22 -  Form of Stock Option and Stock
                  Appreciation Right Agreement, as
                  approved February 16, 1990 by the
                  Compensation Committee of the
                  Company's Board of Directors.  (File
                  No. 1-1430, 1989 Form 10-K Report,
                  EXHIBIT 10.24)

*EXHIBIT 10.23 -  Amendment to Reynolds Metals Company
                  1982 Nonqualified Stock Option Plan
                  effective January 18, 1991.  (File
                  No. 1-1430, 1990 Form 10-K Report,
                  EXHIBIT 10.25)

*EXHIBIT 10.24 -  Amendment to Reynolds Metals Company
                  1987 Nonqualified Stock Option Plan
                  effective January 18, 1991.  (File
                  No. 1-1430, 1990 Form 10-K Report,
                  EXHIBIT 10.26)

*EXHIBIT 10.25 -  Letter Agreement dated January 18,
                  1991 between Reynolds Metals Company
                  and William O. Bourke.  (File No.
                  1-1430, 1990 Form 10-K Report,
                  EXHIBIT 10.29)

*EXHIBIT 10.26 -  Form of Stock Option Agreement, as
                  approved April 22, 1992 by the
                  Compensation Committee of the
                  Company's Board of Directors.  (File
                  No. 1-1430, Form 10-Q Report for the
                  Quarter Ended March 31, 1992, EXHIBIT
                  28(a))

*EXHIBIT 10.27 -  Consulting Agreement dated May 1,
                  1992 between Reynolds Metals Company
                  and William O. Bourke.  (File No.
                  1-1430, Form 10-Q Report for the
                  Quarter Ended March 31, 1992, EXHIBIT
                  28(b))

 EXHIBIT 10.28 -  Renewal dated February 18, 1994 of                 ______
                  Consulting Agreement dated May 1,
                  1992 between Reynolds Metals Company
                  and William O. Bourke

 EXHIBIT 11    -  Omitted; see Item 8 for computation
                  of earnings per share

 EXHIBIT 12    -  Not applicable

 EXHIBIT 13    -  Not applicable

 EXHIBIT 16    -  Not applicable

 EXHIBIT 18    -  None

 EXHIBIT 21    -  List of Subsidiaries of Reynolds
                  Metals Company

 EXHIBIT 22    -  None

 EXHIBIT 23    -  Consent of Independent Auditors                    ______

 EXHIBIT 24    -  Powers of Attorney                                 ______

 EXHIBIT 27    -  Not applicable

 EXHIBIT 28    -  Not applicable


____________________________
* Incorporated by reference.