Form 10-Q
period 1994-03-31
REYNOLDS METALS CO
filed 1994-05-13
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q



           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1994

                                    OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 1-1430


                          REYNOLDS METALS COMPANY
                          A Delaware Corporation

              (I.R.S. Employer Identification No. 54-0355135)


  6601 West Broad Street, P. O. Box 27003, Richmond, Virginia 23261-7003
                      Telephone Number (804) 281-2000









Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of April 29, 1994, the Registrant had 61,964,371 shares of Common Stock, no par value, outstanding and entitled to vote.





                      PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
___________________________________________________________________________
Reynolds Metals Company

                                                   Quarter Ended March 31
___________________________________________________________________________
(In millions, except per share amounts)               1994       1993
___________________________________________________________________________

Revenues
Net sales                                          $1,253.9   $1,230.7
Equity, interest and other income                       7.2        6.2
___________________________________________________________________________

                                                    1,261.1    1,236.9
___________________________________________________________________________

Costs and expenses
Cost of products sold                               1,166.2    1,156.0
Selling, administrative and general expenses           91.4       91.0
Interest - principally on long-term obligations        36.4       41.0
___________________________________________________________________________

                                                   1,294.0    1,288.0
___________________________________________________________________________

Loss before income taxes                              (32.9)     (51.1)
Tax credit on income                                (11.8)     (18.4)
___________________________________________________________________________

Net loss                                             $(21.1)    $(32.7)
===========================================================================



Loss per common share
Average shares outstanding                             61.0       59.8
Net loss                                             $(0.46)    $(0.55)

Cash dividends per common share                       $0.25      $0.45

___________________________________________________________________________
[/TABLE]

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
____________________________________________________________________________________________________
Reynolds Metals Company
                                                                            March 31     December 31
____________________________________________________________________________________________________
(In millions)                                                                 1994          1993
____________________________________________________________________________________________________
ASSETS
Current assets
    Cash and short-term investments                                          $348.9         $19.2
    Receivables, less allowances of $16.4
        (1993 - $16.7)                                                        866.6         794.2
    Inventories                                                               805.2         731.8
    Prepaid expenses                                                           48.1          44.8
____________________________________________________________________________________________________
        Total current assets                                                2,068.8       1,590.0
Unincorporated joint ventures and associated companies                        821.4         832.5
Property, plant and equipment                                               6,121.7       6,093.1
Less allowances for depreciation and amortization                           3,065.1       3,011.9
____________________________________________________________________________________________________
                                                                            3,056.6       3,081.2
Deferred taxes and other assets                                             1,210.0       1,204.9
____________________________________________________________________________________________________
    Total assets                                                           $7,156.8      $6,708.6
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable, accrued and other liabilities                        $1,050.8        $979.9
    Short-term obligations                                                    137.1         158.4
    Long-term debt                                                             34.3          42.6
____________________________________________________________________________________________________
        Total current liabilities                                           1,222.2       1,180.9
Long-term debt                                                             1,933.7       1,989.6
Postretirement benefits                                                    1,210.2       1,260.9
Environmental, deferred taxes and other liabilities                          644.1         654.3
Stockholders' equity
    Preferred stock                                                           505.1           -
    Common stock                                                              858.8         784.2
    Retained earnings                                                         910.6         953.8
    Cumulative currency translation adjustments                               (62.7)        (49.9)
    Pension liability adjustment                                              (65.2)        (65.2)
____________________________________________________________________________________________________
        Total stockholders' equity                                          2,146.6       1,622.9
____________________________________________________________________________________________________
    Total liabilities and stockholders' equity                             $7,156.8      $6,708.6
====================================================================================================

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
____________________________________________________________________________________________________
Reynolds Metals Company
                                                                               Three Months Ended
                                                                                    March 31
____________________________________________________________________________________________________
(In millions)                                                                  1994           1993
____________________________________________________________________________________________________
Operating activities
Net loss                                                                    $(21.1)         $(32.7)
Adjustments to reconcile to net cash used in
    operating activities:
        Depreciation and amortization                                         71.4            71.1
        Changes in operating assets, liabilities and other                   (75.7)         (116.2)
____________________________________________________________________________________________________
Net cash used in operating activities                                        (25.4)          (77.8)
Investing activities
Capital investments                                                          (52.3)          (67.8)
Other investing activities - net                                             (14.9)           13.2
____________________________________________________________________________________________________
Net cash used in investing activities                                        (67.2)          (54.6)
Financing activities
Proceeds from preferred stock issue                                          505.1             -
Proceeds from long-term obligations                                            -             226.2
Increase (decrease) in short-term borrowings                                 (40.2)          102.0
Reduction of long-term debt and other - net                                  (42.6)         (182.9)
____________________________________________________________________________________________________
Net cash provided by financing activities                                    422.3           145.3
Cash and short-term investments
Net increase                                                                 329.7            12.9
At beginning of period                                                       19.2            80.4
____________________________________________________________________________________________________
At end of period                                                            $348.9           $93.3
====================================================================================================

           REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Quarters Ended March 31, 1994 and 1993




Note A - Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


Note B - Earnings per share

Earnings per share is based on the average number of common shares outstanding and, in the first quarter of 1994, is after preferred stock dividend requirements. Common stock equivalents relating to preferred stock are not included since their effect would be anti-dilutive.


Note C - Preferred stock

In the first quarter of 1994, the Company issued 11,000,000 shares of 7% PRIDES(SM), Convertible Preferred Stock for $47.25 (stated value) per share. The PRIDES mature on December 31, 1997, at which time they mandatorily convert into shares of the Company's common stock on a one for one basis. Dividends are cumulative from the date of issuance and are payable quarterly in arrears. Holders may convert each share of PRIDES into 0.82 shares of common stock (to be adjusted under certain circumstances) at any time prior to December 31, 1997. The Company has the option of redeeming the PRIDES at any time on or after December 31, 1996, for common stock having a fair market value equal to the issue price plus accrued dividends plus a small premium. The redemption price will in no event be less than 0.82 shares of common stock per share of PRIDES. The holders of shares of PRIDES have the right with the holders of common stock to vote in the election of Directors and upon each other matter coming before any meeting of the holders of common stock on the basis of 4/5 of a vote for each share of PRIDES.


Note D - Contingent liabilities

As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1993, the Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party, with others, at various EPA designated Superfund sites. The Company has recorded amounts which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to future quarterly or annual results of operations.

Note E - Canadian Reynolds Metals Company, Limited

Summarized financial information for Canadian Reynolds Metals Company, Limited is as follows:


                                       Quarter ended March 31
                                       ______________________
                                            1994      1993
                                       ______________________

Net Sales:
    Customers                             $ 73.1     $ 69.2
    Parent company                         115.8       95.7
                                       ______________________
                                           188.9      164.9

Cost of products sold and depreciation     180.6      164.2

Net income (loss)                           $5.2     $(14.0)



                                       March 31   December 31
                                         1994         1993
                                      _______________________

Current assets                           $148.1      $146.9
Noncurrent assets                       1,041.2     1,056.1
Current liabilities                       (94.9)      (99.8)
Noncurrent liabilities                   (531.6)     (540.7)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in or incorporated by reference in this report.

RESULTS OF OPERATIONS

Shipments and Revenues

          Shipments and net sales for the first quarter of 1994 and 1993 were as follows (metric tons in thousands, dollars in millions):


                                                     FIRST QUARTER
                                        ___________________________________
                                             Net Sales          Shipments
                                           1994    1993        1994   1993
                                        ___________________________________
Finished products and other sales
  Packaging and containers:
    Aluminum                             $337.2    $270.7     75.8   55.5
    Nonaluminum                           121.3     111.4
  Other aluminum                           91.6      84.4     33.0   29.0
  Other nonaluminum                       110.0      93.4
                                        ___________________________________
                                          660.1     559.9    108.8   84.5
                                        ___________________________________

Production and processing
  Primary aluminum                         73.9      89.2     55.0   70.6
  Flat rolled                             216.7     272.3     98.2  112.3
  Extruded and drawn                      131.3     125.9     51.7   42.9
  Other aluminum                           74.7      88.6     31.7   41.6
  Other nonaluminum                        62.6      69.1
  Gold                                     34.6      25.7
                                        ___________________________________
                                          593.8     670.8    236.6  267.4
                                        ___________________________________
Net sales                              $1,253.9  $1,230.7    345.4  351.9
                                        ===================================



Revenues per pound:
Primary aluminum                        $0.61      $0.57
Fabricated aluminum products            $1.37      $1.46



Shipments and Revenues (continued)

     First quarter 1994 shipments declined slightly as the result of restructuring activities. Shipments of finished products and other sales were up, especially for aluminum cans, consumer products, and flexible packaging, both in the U.S. and other parts of the world, reflecting strong demand for the Company's value-added products. (For more information on product shipments, see "Segment Analysis".)

     Revenues were generated from the following principal markets:

                                                       First Quarter
                                                       1994      1993

          Packaging & Containers                        45%       42%
          Distributors and Fabricators                  13        18
          Building and Construction                     11        10
          Automotive and Transportation                 11        12
          Electrical                                     3         3
          Other                                         17        15
                                                       _______________

          Total                                        100%      100%
                                                       ===============


The increase in revenues from the packaging and containers market principally reflects higher shipments of cans and ends due primarily to the acquisition of Miller Brewing Company's can plants in the fourth quarter of 1993. The decline in revenues from the distributors and fabricators market primarily reflects the restructuring of our Illinois sheet and plate facility initiated in late 1993.

     Low aluminum prices continue to weigh heavily on the Company's results. Prices for most fabricated aluminum products were lower in the first quarter of 1994 compared to the first quarter of 1993, particularly for cans and ends and can sheet. Realized prices for primary aluminum were slightly higher in the first quarter of 1994 due to market price improvements.

Costs and Expenses

     Cost of products sold in the first quarter of 1994 was favorably impacted by performance improvement programs, including the effects of restructuring, and lower costs for certain raw materials used in the production of primary aluminum. These benefits were offset by a shift in product mix to higher value-added products and the negative effects of ongoing fixed costs related to the temporary curtailments at primary aluminum and alumina facilities.

     The decline in interest expense in the first quarter of 1994 was due primarily to lower interest rates.

     On a quarterly basis, the Company evaluates the status of all significant existing or potential environmental issues, develops or revises estimates of costs to satisfy known remediation requirements and adjusts its accruals accordingly. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined. Such costs could be material to future quarterly or annual results of operations.

Operating Outlook

     The Company is beginning to see benefits from improved primary aluminum prices. It will take time for price improvements to spread to fabricated products, particularly in the case of cans and ends and can sheet, where prices for most of the Company's products are already set for the remainder of 1994. Sustained price improvements should follow, however, if the global economy continues to strengthen, excess aluminum inventories are reduced and worldwide demand for aluminum products remains strong. This, combined with our aggressive performance improvement programs, should provide improved financial performance.

SEGMENT ANALYSIS

Finished Products and Other Sales

     Shipments of finished products rose strongly in the 1994 quarter, led by increased shipments of cans and ends resulting from the acquisition of Miller's can plants. Shipments of consumer products and flexible packaging were also higher. While net sales increased due to the higher shipping levels of aluminum products and strong sales of non-aluminum products, lower prices for most fabricated aluminum products had an unfavorable effect on the Company's operating results.

Production and Processing

     The decline in shipments in the first quarter of 1994 was principally the result of a shift in product mix and restructuring activities. Shipments of primary aluminum declined due to increased internal consumption to support sales of more value-added products. Shipments of flat rolled products were lower due to the restructuring of our Illinois sheet and plate facility and to increased internal consumption of can sheet to support higher sales of cans and ends. Shipments of extruded and drawn products rose due mainly to increased sales of electrical rod. Shipments of other aluminum products were lower due to the divestiture of an aluminum reclamation facility in the second quarter of 1993. The decline in shipments, as well as lower prices for most fabricated aluminum products, had a negative impact on net sales. Realized prices for primary aluminum were slightly higher in the first quarter of 1994 due to market price improvements.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

     Working capital totalled $847 million at March 31, 1994, compared to $409 million at December 31, 1993. The ratio of current assets to current liabilities was 1.7/1 at March 31, 1994, compared to 1.3/1 at December 31, 1993. The increase in working capital was due primarily to the short term investment of a portion of the proceeds from the issuance of preferred stock in early 1994 (see below).

Operating Activities

     Cash generated from operations in the first quarter of 1994 was supplemented with funds from financing activities to increase inventories in anticipation of higher shipping levels in the second quarter.

Investing Activities

     Capital investments in the first quarter of 1994 consisted of continuing improvements at our Alabama sheet facility, modernization and expansion at our can manufacturing facilities and various equipment upgrades.

Financing Activities

     In the first quarter of 1994 the Company issued 11 million shares of 7% PRIDES, Convertible Preferred Stock for $47.25 (stated value) per share. The Company received net proceeds of $505 million. A portion of the proceeds was used to fund capital investments and operating activities in the first quarter of 1994 and to repay obligations incurred in the fourth quarter of 1993 in connection with the acquisition of Miller's can plants. The remainder of the proceeds is being temporarily invested pending its future use for capital expenditures, strategic investments and general corporate purposes.

     In the first quarter of 1994 the Company contributed 1.4 million shares of its common stock, valued at approximately $72 million, to its pension plans.

Financial Outlook

     Capital investments in 1994 are expected to be approximately $425 million to $450 million. They will consist of strategic acquisitions and investments (including the pending acquisition of Bev-Pak, Inc. and the construction of a can plant in Argentina, as discussed below), continuing improvements at our Alabama sheet facility, modernization and expansion of our can manufacturing plants, and equipment upgrades at a number of other facilities. These investments will be funded primarily with cash generated from operations, proceeds from the sale of non-core assets, and part of the proceeds from our preferred stock issue.

     The Company has reached agreement in principle to acquire Bev-Pak, Inc., a midwestern U.S. manufacturer of aluminum cans and ends, and expects to close the transaction in the second quarter of 1994. The acquisition would increase the Company's U.S. aluminum can- and end-making capacity from 16 billion to more than 18 billion cans and ends annually. This addition would strengthen the Company's can manufacturing position in the Midwest and complement its current capabilities.

     Early in the second quarter of 1994 the Company announced plans by an affiliate for an aluminum beverage can plant in Buenos Aires, Argentina. The plant, which is scheduled to begin operations by the end of 1995, will have an annual capacity of 750 million cans and will increase the combined annual capacity of the Company's affiliates and their partners in Latin America to more than 5 billion cans and ends. When the new plant is completed, Reynolds affiliates will serve the Latin American market from four plants in three countries.

     The Company believes its available financial resources, together with internally generated funds, are sufficient to meet its business needs at the present time and for the foreseeable future. The Company continues to exceed the financial ratio requirements contained in its financing arrangements and expects to do so for the foreseeable future. At March 31, 1994, $222 million of the Company's $1.65 billion shelf registration remained available for the issuance of debt securities.


                        PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

     (a) The Registrant's Restated Certificate of Incorporation was amended by the filing on January 20, 1994, of a Certificate of Designations, Preferences, Rights and Limitations relating to its 7% PRIDES, Convertible Preferred Stock, 11,000,000 shares of which were issued on January 25, 1994. The effects of such amendment and the related issuance of such shares of Convertible Preferred Stock on the rights of holders of the Registrant's Common Stock, without par value, are described in the description of the Registrant's Common Stock set forth in Item 5 hereof.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on April 20, 1994. The stockholders (i) elected the fourteen nominees named in the Company's proxy statement to serve as Directors, (ii) approved a Restricted Stock Plan for Outside Directors and (iii) ratified the selection of Ernst & Young as independent auditors of the Company for 1994. The number of votes cast for, against or withheld, and the number of abstentions, as applicable, with respect to each of the foregoing matters were as set forth below; there were no broker nonvotes with respect to any of the foregoing matters. No other matters were voted upon at the meeting.

     (i)  Election of Directors



        Name                       Number Of Shares    Number of Votes
                                      Voted "For"         Withheld

William O. Bourke                     58,680,838          480,861
Yale M. Brandt                        58,735,615          426,084
Thomas A. Graves, Jr.                 58,658,948          502,751
Gerald Greenwald                      58,656,201          505,498
John R. Hall                          58,755,787          405,912
Robert L. Hintz                       58,685,601          476,098
Richard G. Holder                     58,763,009          398,690
David P. Reynolds                     58,711,715          449,984
Randolph N. Reynolds                  58,728,243          433,456
Charles A. Sanders, M.D.              58,767,081          394,618
Henry S. Savedge, Jr.                 58,765,178          396,521
Jeremiah J. Sheehan                   58,756,290          405,409
Robert J. Vlasic                      58,767,178          394,521
Joe B. Wyatt                          58,685,058          476,641

(ii)  Approval of Restricted Stock Plan for Outside Directors

     Number of Votes Cast "For"             49,465,185
     Number of Votes Cast "Against"         9,198,340
     Number of Abstentions                  498,174

(iii) Ratification of Selection of Ernst & Young as Independent
Auditors

     Number of Votes Cast "For"             58,616,950
     Number of Votes Cast "Against"         201,871
     Number of Abstentions                  342,878

Item 5.  OTHER INFORMATION

     The following description of the Registrant's Common Stock, without par value, shall be incorporated by reference into the Registrant's registration statements on: (i) Form S-8 No. 2-76789 relating to the Reynolds Metals Company 1982 Nonqualified Stock Option Plan; (ii) Form S-8 No. 33-13822 relating to the Reynolds Metals Company 1987 Nonqualified Stock Option Plan; (iii) Form S-8 No. 33-44400 relating to the Reynolds Metals Company 1992 Nonqualified Stock Option Plan; (iv) Form S-8 No. 33-20498 relating to the Reynolds Metals Company Savings and Investment Plan for Salaried Employees; (v) Form S-8 No. 33-66032 relating to the Reynolds Metals Company Savings Plan for Hourly Employees; and (vi) Form S-3 No. 33-51153 relating to the offer and resale from time to time of shares of Common Stock by the Trustee of the Reynolds Metals Company Pension Plans Master Trust:

                        DESCRIPTION OF COMMON STOCK

                                  GENERAL

     The Registrant is authorized to issue 200,000,000 shares of Common Stock, without par value ("Common Stock"), 20,000,000 shares of Preferred Stock, without par value ("Preferred Stock"), and 1,000,000 shares of Second Preferred Stock, $100 par value ("Second Preferred Stock"). Shares of Preferred Stock and Second Preferred Stock are issuable in series, with such designations, preferences, rights, qualifications, limitations and restrictions as the Registrant's Board of Directors may determine in resolutions providing for their issuance. The Board of Directors and the 1993 Preferred Stock Committee thereof have adopted resolutions authorizing the issuance of 11,000,000 shares of Preferred Stock of a series designated as "7% PRIDES, Convertible Preferred Stock" ("PRIDES"), each share of PRIDES having a stated value of $47.25 per share. As of April 29, 1994, there were issued, outstanding and entitled to vote 61,964,371 shares of Common Stock and 11,000,000 shares of PRIDES. No shares of Second Preferred Stock are outstanding.

     The Board of Directors has adopted resolutions providing for the issuance of a Series A Junior Participating Preferred Stock, without par value (the "Series A Preferred Stock"), issuable upon the occurrence of certain events, as described below under "Preferred Stock Purchase Rights". A total of 2,000,000 shares of Series A Junior Participating Preferred Stock have been authorized, designated and reserved for issuance.

     Each outstanding share of Common Stock has attached one Preferred Stock Purchase Right, which entitles the record holder to purchase from the Registrant upon the occurrence of certain events, as described below under "Preferred Stock Purchase Rights", one one-hundredth of a share of the Series A Preferred Stock, subject to adjustment in certain circumstances.

                               COMMON STOCK

Dividend Rights and Restrictions on Payment of Dividends

     Holders of Common Stock are entitled to receive dividends, when and as declared by the Board of Directors, subject to restrictions which may be imposed by (i) resolutions providing for the issuance of series of Preferred Stock (including the PRIDES) or Second Preferred Stock; and
(ii) certain credit agreements of the Registrant, as described below. Dividends on Preferred Stock and Second Preferred Stock may be cumulative, and no payments or distributions (except in Common Stock or other junior stock) may be made on Common Stock, nor may any Common Stock be acquired by the Registrant, unless all past and current dividends on Preferred Stock and Second Preferred Stock have been paid or provided for. Under certain of the Registrant's credit agreements, the Registrant may not declare or pay dividends on, make any payment on account of, or set apart assets for a sinking or other analogous fund for the purchase, redemption, defeasance, retirement or other acquisition of, any shares of capital stock of the Registrant, nor may the Registrant make any other distribution in respect thereof, if specified events of default (including payment defaults and events relating to bankruptcy, insolvency or reorganization) have occurred and are continuing. No such events of default have occurred.

Voting Rights

     The Registrant's By-Laws provide that, except where, and to the extent that, a different percentage of votes and/or a different exercise of voting power is prescribed by law, the Registrant's Certificate of Incorporation or its By-Laws, all elections and other questions shall be decided by the vote of stockholders, present in person or by proxy and entitled to vote, representing a majority of the votes cast. Holders of Common Stock are entitled to one vote for each share held of record and are not entitled to cumulate votes for the election of directors. Holders of Common Stock have voting powers on all matters requiring approval of stockholders, other than certain matters subject to the voting rights of holders of Preferred Stock and Second Preferred Stock to the extent provided in the applicable resolutions authorizing their issuance or otherwise under Delaware law.

Liquidation Rights

     In the event of liquidation, dissolution or winding up of the Registrant, holders of Common Stock are entitled to share ratably in the assets of the Registrant remaining after payment or provision for payment of all the Registrant's debts and other liabilities and after the holders of any outstanding series of Preferred Stock (including the PRIDES) and Second Preferred Stock have been paid the full preferential amounts due them. Any preferential rights to be accorded holders of Preferred Stock and Second Preferred Stock will be set forth in resolutions of the Board of Directors authorizing issuance of the applicable series.

Preemptive Rights; Assessability

     Holders of Common Stock have no preemptive or conversion rights and there are no redemption or sinking fund provisions applicable thereto. The outstanding shares of Common Stock are fully paid and non-assessable.

Transfer Agent and Registrar

     The transfer agent and registrar for the Common Stock is Mellon Securities Trust Company, 85 Challenger Road, Overpeck Centre, Ridgefield Park, New Jersey 07660.

PRIDES

     On January 25, 1994, the Registrant issued 11,000,000 shares of PRIDES, which rank prior to the Common Stock as to payment of dividends and distribution of assets upon liquidation. The designation, powers, preferences and relative participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, in addition to those otherwise set forth in the Registrant's Restated Certificate of Incorporation, are set forth in a Certificate of Designations, Preferences, Rights and Limitations dated January 20, 1994 which is included in the Registrant's Restated Certificate of Incorporation.

     Holders of shares of PRIDES are entitled to receive annual cumulative dividends at a rate per annum of 7% of the stated value payable quarterly in arrears on each April 1, July 1, October 1 and December 31, commencing April 1, 1994. No payments or distributions (except in Common Stock or other junior stock) may be made on Common Stock, nor may any Common Stock be acquired by the Registrant, unless all past and current dividends on the PRIDES have been paid or provided for.

     Unless previously either redeemed or converted, as described below, each outstanding share of PRIDES will mandatorily convert into one share of Common Stock, subject to adjustment in certain events, on December 31, 1997 (the "Mandatory Conversion Date").

     At any time on or after December 31, 1996 until immediately before the Mandatory Conversion Date, the Registrant may redeem any or all of the outstanding shares of PRIDES. Upon any such redemption, each holder will receive, in exchange for each share of PRIDES, the number of shares of Common Stock equal to the sum of (i) $48.077, declining after December 31, 1996 to $47.25 until the Mandatory Conversion Date, and (ii) all accrued and unpaid dividends thereon (the "Call Price") divided by the current market price of the Common Stock on the applicable date of determination, but in no event less than .82 of a share of Common Stock. The Registrant may be expected to redeem shares of PRIDES if, among other circumstances, the current market price of the Common Stock exceeds the Call Price.

     At any time before the Mandatory Conversion Date, unless previously redeemed, each share of PRIDES is convertible at the option of the holder thereof into .82 of a share of Common Stock, equivalent to a conversion price of $57.622 per share of Common Stock, subject to certain adjustments.

     The holders of shares of PRIDES will have the right with the holders of Common Stock to vote in the election of Directors and upon each other matter coming before any meeting of the holders of Common Stock on the basis of 4/5 of a vote for each share of PRIDES. On such matters, the holders of shares of PRIDES and the holders of Common Stock will vote together as one class except as otherwise provided by law or the Registrant's Restated Certificate of Incorporation. In addition, (i) in the event that dividends on the shares of PRIDES or any other series of Preferred Stock with like voting rights are in arrears and unpaid for six quarterly dividend periods, and in certain other circumstances, the holders of shares of PRIDES (voting separately as a class with holders of all other series of outstanding Preferred Stock upon which like voting rights have been conferred and are exercisable) will be entitled to vote, on the basis of one vote for each share of PRIDES, for the election of two Directors of the Registrant, such Directors to be in addition to the number of Directors constituting the Board of Directors immediately before the accrual of such right, and (ii) the holders of the shares of PRIDES will have voting rights with respect to certain alterations of the Registrant's Restated Certificate of Incorporation and certain other matters, voting on the same basis or separately as a series.

     The liquidation preference of each share of PRIDES is an amount equal to the sum of (i) $47.25 and (ii) all accrued and unpaid dividends thereon.

Preferred Stock Purchase Rights

     On November 20, 1987, the Board of Directors of the Registrant declared a dividend distribution of one Preferred Stock Purchase Right (a "Right") for each outstanding share of Common Stock to stockholders of record at the close of business on December 1, 1987, and one Right has been delivered with each share of Common Stock issued since December 1, 1987. The Rights are attached to, and trade with, the Common Stock.

     The description and terms of the Rights are set forth in a Rights Agreement, dated as of November 23, 1987 (the "Rights Agreement"), between the Registrant and The Chase Manhattan Bank, N.A. ("Chase"), as amended. Mellon Securities Trust Company succeeded Chase as Rights Agent under the Rights Agreement effective January 1, 1992.

     Each Right entitles the record holder to purchase from the Registrant, from and after the Distribution Date (as defined below), one one-hundredth of a share of Series A Preferred Stock, at a price of $125 (the "Purchase Price"), subject to adjustment in certain circumstances.

     The Distribution Date will occur upon the earlier of (i) 15 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock (the "Stock Acquisition Date"), or (ii) 10 business days following the commencement of a tender offer or exchange offer if, upon consummation thereof, the person or group making such offer would be the beneficial owner of 30% or more of the outstanding shares of Common Stock. Until the Distribution Date, (i) the Rights will be evidenced by Common Stock certificates and will be transferred only with such Common Stock certificates, (ii) new Common Stock certificates issued after December 1, 1987 will contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any Common Stock certificate will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate.

     The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 1, 1997, unless earlier exercised or redeemed.

     If, at any time following the Distribution Date, (i) the Registrant is the surviving corporation in a merger with an Acquiring Person and the Common Stock is not changed or exchanged, (ii) an Acquiring Person becomes the beneficial owner of 30% or more of the outstanding shares of Common Stock (other than by an offer for all outstanding shares of Common Stock at a price and on terms which the majority of the independent directors of the Registrant determine to be fair to, and otherwise in the best interests of, stockholders), or (iii) an Acquiring Person receives equity securities (other than by a pro rata distribution) from the Registrant, acquires from or transfers to the Registrant assets with a fair market value exceeding $10,000,000 or engages in certain other "self-dealing" transactions specified in the Rights Agreement, each holder of a Right will have the right to receive, upon the exercise thereof, Common Stock (or, in certain circumstances, cash, property or other securities of the Registrant) having a value equal to two times the exercise price of the Right. However, Rights are not so exercisable following the occurrence of such events until they are no longer redeemable. In any such event, any Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by an Acquiring Person will be null and void.

     At any time following the Stock Acquisition Date, if (i) the Registrant engages in a merger or consolidation in which it is not the surviving corporation or in which it is the surviving corporation, but all or part of the Common Stock is changed or exchanged, or (ii) 50% or more of the Registrant's assets or earning power is transferred, each holder of a Right will have the right to receive, upon the exercise thereof, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights may not be so exercised in the case of a merger or consolidation (a) which follows an offer described in clause (ii) of the preceding paragraph and (b) in which the form of consideration is the same as was paid in such offer.

     At any time until fifteen days following the Stock Acquisition Date, the Board of Directors of the Registrant may redeem the Rights in whole, but not in part, at a price of $.05 per Right, payable in cash or securities or both. Thereafter, this right of redemption may be reinstated if an Acquiring Person reduces his beneficial ownership to 10% or less of the outstanding shares of Common Stock in a transaction or series of transactions not involving the Company and there are no other Acquiring Persons.

     Until a Right is exercised, the holder thereof will have no rights as a stockholder of the Registrant, including, without limitation, the right to vote or to receive dividends.

     Shares of Series A Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each one one-hundredth of a share of Series A Preferred Stock will be entitled to (i) an aggregate quarterly dividend equal to the greater of (a) the quarterly dividend declared per share of Common Stock or (b) $.10, (ii) upon liquidation, a minimum preferential liquidation payment of $1.00 and an aggregate liquidation payment equal to the liquidation payment made per share of Common Stock,
(iii) one vote, voting together with the shares of Common Stock and (iv) in the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged, the same amount received per share of Common Stock. These rights are protected by customary anti-dilution provisions. Because of the nature of the Series A Preferred Stock's dividend, liquidation and voting rights, the value of each one one-hundredth of a share of Series A Preferred Stock purchasable upon exercise of a Right should approximate the value of one share of Common Stock.

               DELAWARE GENERAL CORPORATION LAW SECTION 203

     The Registrant is subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware ("DGCL Section 203"), the "business combination" statute. In general, the statute prohibits a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless
(i) prior to such date, the board of directors of the corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced (excluding certain shares described in DGCL Section 203), or (iii) on or after such date, the business combination is approved by the board of directors of the corporation and authorized at an annual or special meeting of stockholders and by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the "interested stockholder". "Business combination" is defined to include mergers, asset sales and certain other transactions resulting in a financial benefit to a stockholder. An "interested stockholder" is defined generally as a person who, together with affiliates and associates, owns (or, within the prior three years, did own) 15% or more of a corporation's voting stock. The Registrant's Restated Certificate of Incorporation does not exclude the Registrant from the restrictions imposed under DGCL Section 203. Thus, such statute could prohibit or delay the accomplishment of mergers or other takeover or change in control attempts with respect to the Registrant and, accordingly, may discourage attempts to acquire the Registrant.

                        ADVANCE NOTICE REQUIREMENTS

     The Registrant's By-Laws require advance written notice of any business to be conducted at an annual or special meeting of the stockholders (other than business included in the proxy materials or brought before the meeting by or at the direction of the Board of Directors or of the officer presiding over the meeting). For such business to be properly before the meeting, the notice must contain certain information concerning the item of business and the proposing stockholder. The notice must be received by the Secretary of the Registrant (i) in the case of a special meeting, not more than 10 days after the date of the Registrant's written notice of the meeting and (ii) in the case of an annual meeting, not less than 30 days before the anniversary date of the Registrant's written notice of the previous year's annual meeting. These requirements could have the effect of preventing a stockholder who had not furnished the necessary notice from attempting to nominate directors or conduct business from the floor during the course of the meeting and could therefore impair such stockholder's ability to use such methods in connection with a proposed takeover of the Registrant.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See Index to Exhibits.

     (b)  Reports on Form 8-K

     During the first quarter of 1994, the Registrant filed with the Commission a Current Report on Form 8-K dated January 18, 1994 reporting under Item 5 the sale of 11,000,000 shares of its 7% PRIDES, Convertible Preferred Stock.
                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY




By   Allen M. Earehart
     Allen M. Earehart
     Vice President, Controller
     (Principal Accounting Officer)




DATE:  May 13, 1994


                             INDEX TO EXHIBITS


EXHIBIT                                                          SEQUENTIAL
  NO.      DESCRIPTION OF EXHIBIT                                 PAGE NO.

   2       None

  *4.1 Restated Certificate of Incorporation of Reynolds Metals Company, as amended to the date hereof. (File No. 1-1430, Registration Statement on Form 8-A dated February 23, 1994, pertaining to Common Stock and Preferred Stock Purchase Rights, EXHIBIT 1)

   4.2 By-Laws of Reynolds Metals Company, as amended to the date hereof

  *4.3 Indenture dated as of April 1, 1989 (the "Indenture") between Reynolds Metals Company and The Bank of New York, as Trustee, relating to Debt Securities. (File No. 1-1430, Form 10-Q Report for the Quarter Ended March 31, 1989, EXHIBIT 4(c))

  *4.4     Amendment No. 1 dated as of November 1, 1991 to the
           Indenture. (File No. 1-1430, 1991 Form 10-K Report,
           EXHIBIT 4.4)

  *4.5 $1,100,000,000 Credit Agreement (the "Credit Agreement") dated as of November 24, 1987 among Reynolds Metals Company, Canadian Reynolds Metals Company, Limited - Societe Canadienne de Metaux Reynolds, Limitee, the several banks parties thereto, Manufacturers Hanover Bank (Delaware), The Bank of Nova Scotia, Manufacturers Hanover Trust Company, and Manufacturers Hanover Agent Bank Services Corporation. (Registration Statement No. 33-20498 on Form S-8, dated March 7, 1988, EXHIBIT 4.4)

  *4.6     Amendment No. 1 dated as of July 1, 1988 to the Credit
           Agreement.  (File No. 1-1430, Form 10-Q Report for the
           Quarter Ended June 30, 1988, EXHIBIT 4(e))

  *4.7     Amendment No. 2 dated as of February 8, 1989 to the
           Credit Agreement.  (File No. 1-1430, 1988 Form 10-K
           Report, EXHIBIT 4.6)

  *4.8     Amendment No. 3 dated as of August 4, 1989 to the
           Credit Agreement. (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1989, EXHIBIT 4(g))

  *4.9     Amendment No. 4 dated as of November 1, 1990 to the
           Credit Agreement.  (Registration Statement No.
           33-38020 on Form S-3, dated
           November 30, 1990, EXHIBIT 4.12)

  *4.10 Rights Agreement dated as of November 23, 1987 (the "Rights Agreement") between Reynolds Metals Company and The Chase Manhattan Bank, N.A. (File No. 1-1430, Registration Statement on Form 8-A dated November 23, 1987, pertaining to Preferred Stock Purchase Rights,
           EXHIBIT 1)

  *4.11    Amendment No. 1 dated as of December 19, 1991 to the
           Rights Agreement.  (File No. 1-1430, 1991 Form 10-K
           Report, EXHIBIT 4.11)

  *4.12    Form of 9-3/8% Debenture due June 15, 1999.  (File No.
           1-1430, Form 8-K Report dated June 6, 1989, EXHIBIT 4)

  *4.13    Form of Fixed Rate Medium-Term Note.  (Registration
           Statement No. 33-30882 on Form S-3, dated August 31,
           1989, EXHIBIT 4.3)

  *4.14    Form of Floating Rate Medium-Term Note.  (Registration
           Statement No. 33-30882 on Form S-3, dated August 31,
           1989, EXHIBIT 4.4)

  *4.15    Form of Book-Entry Fixed Rate Medium-Term Note. (File
           No. 1-1430, 1991 Form 10-K Report, EXHIBIT 4.15)

  *4.16    Form of Book-Entry Floating Rate Medium-Term Note.
           (File No. 1-1430, 1991 Form 10-K Report, EXHIBIT 4.16)

  *4.17    Form of 9% Debenture due August 15, 2003.  (File No.
           1-1430, Form 8-K Report dated August 16, 1991, EXHIBIT
           4(a))

  *4.18 Articles of Continuance of Canadian Reynolds Metals Company, Limited -- Societe Canadienne de Metaux Reynolds, Limitee ("CRM"), as amended to the date hereof. (Registration Statement No. 33-59168 on Form S-3, dated March 5, 1993, EXHIBIT 4.1)

  *4.19    By-Laws of CRM, as amended to the date hereof.  (File
           No. 1-1430,  Form 10-Q Report for the Quarter Ended
           September 30, 1993, EXHIBIT 4.19)

  *4.20    Indenture dated as of April 1, 1993 among CRM,
           Reynolds Metals Company and The Bank of New York, as
           Trustee.  (File No. 1-1430, Form 8-K Report dated July
           14, 1993, EXHIBIT 4(a))

  *4.21    Form of 6-5/8% Guaranteed Amortizing Note due July 15,
           2002.  (File No. 1-1430, Form 8-K Report dated July
           14, 1993, EXHIBIT 4(d))

 *10.1     Reynolds Metals Company 1982 Nonqualified Stock Option
           Plan, as amended through May 17, 1985.  (File No.
           1-1430, 1985 Form 10-K Report, EXHIBIT 10.2)

 *10.2     Reynolds Metals Company 1987 Nonqualified Stock Option
           Plan.  (Registration Statement No. 33-13822 on Form
           S-8, dated April 28, 1987, EXHIBIT 28.1)

 *10.3     Reynolds Metals Company 1992 Nonqualified Stock Option
           Plan.  (Registration Statement No. 33-44400 on Form
           S-8, dated December 9, 1991, EXHIBIT 28.1)

 *10.4 Reynolds Metals Company Performance Incentive Plan, as amended and restated effective January 1, 1985. (File
           No. 1-1430, 1985 Form 10-K Report, EXHIBIT 10.3)

 *10.5     Consulting Agreement dated April 16, 1986 between
           Reynolds Metals Company and David P. Reynolds.  (File
           No. 1-1430, Form 10-Q Report for the Quarter Ended
           March 31, 1986, EXHIBIT 19)

  10.6     Form of Deferred Compensation Agreement dated February
           17, 1984 between Reynolds Metals Company and David P.
           Reynolds

 *10.7 Deferred Compensation Agreement dated May 16, 1986 between Reynolds Metals Company and David P. Reynolds.
           (File No. 1-1430, Form 10-Q Report for the Quarter
           Ended June 30, 1986, EXHIBIT 19)

 *10.8     Agreement dated December 9, 1987 between Reynolds
           Metals Company and Jeremiah J. Sheehan.  (File No.
           1-1430, 1987 Form 10-K Report, EXHIBIT 10.9)

 *10.9     Supplemental Death Benefit Plan for Officers. (File
           No. 1-1430, 1986 Form 10-K Report, EXHIBIT 10.8)

 *10.10    Financial Counseling Assistance Plan for Officers.
           (File No. 1-1430, 1987 Form 10-K Report, EXHIBIT
           10.11)

 *10.11    Management Incentive Deferral Plan.  (File No. 1-1430,
           1987 Form 10-K Report, EXHIBIT 10.12)

 *10.12    Deferred Compensation Plan for Outside Directors as
           Amended and Restated Effective December 1, 1993.
           (File No. 1-1430, 1993 Form 10-K Report, EXHIBIT
           10.12)

 *10.13    Retirement Plan for Outside Directors. (File No.
           1-1430, 1986 Form 10-K Report, EXHIBIT 10.10)

 *10.14    Death Benefit Plan for Outside Directors. (File No.
           1-1430, 1986 Form 10-K Report, EXHIBIT 10.11)

 *10.15    Form of Indemnification Agreement for Directors and
           Officers.  (File No. 1-1430, Form 8-K Report dated
           April 29, 1987, EXHIBIT 28.3)

 *10.16 Form of Executive Severance Agreement between Reynolds Metals Company and key executive personnel, including each of the individuals listed in Item 4A of the Reynolds Metals Company 1993 Form 10-K Report (other than Messrs. Christino, Earehart, Jones and Leahey). (File No. 1-1430, 1987 Form 10-K Report, EXHIBIT 10.18)

 *10.17    Renewal dated February 21, 1992 of Consulting
           Agreement dated April 16, 1986 between Reynolds Metals
           Company and David P. Reynolds.  (File No. 1-1430, 1991
           Form 10-K Report, EXHIBIT 10.19)

 *10.18    Amendment to Reynolds Metals Company 1987 Nonqualified
           Stock Option Plan effective May 20, 1988.  (File No.
           1-1430, Form 10-Q Report for the Quarter Ended June
           30, 1988, EXHIBIT 19(a))

 *10.19    Amendment to Reynolds Metals Company 1987 Nonqualified
           Stock Option Plan effective October 21, 1988.  (File
           No. 1-1430, Form 10-Q Report for the Quarter Ended
           September 30, 1988, EXHIBIT 19(a))

 *10.20    Amendment to Reynolds Metals Company 1987 Nonqualified
           Stock Option Plan effective January 1, 1987.  (File
           No. 1-1430, 1988 Form 10-K Report, EXHIBIT 10.22)

 *10.21    Amendment to Reynolds Metals Company Performance
           Incentive Plan effective January 1, 1989.  (File No.
           1-1430, Form 10-Q Report for the Quarter Ended June
           30, 1989, EXHIBIT 19)

 *10.22 Form of Stock Option and Stock Appreciation Right Agreement, as approved February 16, 1990 by the Compensation Committee of the Company's Board of Directors. (File No. 1-1430, 1989 Form 10-K Report, EXHIBIT 10.24)

 *10.23    Amendment to Reynolds Metals Company 1982 Nonqualified
           Stock Option Plan effective January 18, 1991.  (File
           No. 1-1430, 1990 Form 10-K Report, EXHIBIT 10.25)

 *10.24    Amendment to Reynolds Metals Company 1987 Nonqualified
           Stock Option Plan effective January 18, 1991.  (File
           No. 1-1430, 1990 Form 10-K Report, EXHIBIT 10.26)

 *10.25    Letter Agreement dated January 18, 1991 between
           Reynolds Metals Company and William O. Bourke.  (File
           No. 1-1430, 1990 Form 10-K Report, EXHIBIT 10.29)

 *10.26    Form of Stock Option Agreement, as approved April 22,
           1992 by the Compensation Committee of the Company's
           Board of Directors.  (File No. 1-1430, Form 10-Q
           Report for the Quarter Ended March 31, 1992,
           EXHIBIT 28(a))

 *10.27    Consulting Agreement dated May 1, 1992 between
           Reynolds Metals Company and William O. Bourke.  (File
           No. 1-1430, Form 10-Q Report for the Quarter Ended
           March 31, 1992, EXHIBIT 28(b))

 *10.28    Renewal dated February 18, 1994 of Consulting
           Agreement dated May 1, 1992 between Reynolds Metals
           Company and William O. Bourke.  (File No. 1-1430, 1993
           Form 10-K Report, EXHIBIT 10.28)

  10.29 Form of Reynolds Metals Company Restricted Stock Plan for Outside Directors

  11       Computation of Earnings Per Share

  15       None

  18       None

  19       None

  22       Not applicable

  23       None

  24       None

  27       Not applicable


*Incorporated by reference.

           Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt of Reynolds Metals Company (the "Registrant") and its consolidated subsidiaries are omitted because such debt does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.