Form 10-K/A
period 1993-12-31
REYNOLDS METALS CO
filed 1994-06-24
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-K/A


                              AMENDMENT NO. 1
                                    TO


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

           *  EXHIBIT 3.1   -  Restated Certificate of Incorporation, as
                               amended to the date hereof.  (File No. 1-
                               1430, Registration Statement on Form 8-A dated February 23, 1994, pertaining to Common Stock and Preferred Stock Purchase
                               Rights, EXHIBIT 1)

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

              EXHIBIT 4.1   -  Restated Certificate of Incorporation.  See
                               EXHIBIT 3.1.

              EXHIBIT 4.2   -  By-Laws.  See EXHIBIT 3.2.

           *  EXHIBIT 4.3   -  Indenture dated as of April 1, 1989 (the
                               "Indenture") between Reynolds Metals Company and The Bank of New York, as Trustee, relating to Debt Securities. (File No. 1-
                               1430, Form 10-Q Report for the Quarter Ended
                               March 31, 1989, EXHIBIT 4(c))

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

____________________________
* Incorporated by reference.

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

           *  EXHIBIT 4.11  -  Amendment No. 1 dated as of December 19,
                               1991 to the Rights Agreement.  (File No. 1-
                               1430, 1991 Form 10-K Report, EXHIBIT 4.11)

           *  EXHIBIT 4.12  -  Form of 9-3/8% Debenture due June 15, 1999.
                               (File No. 1-1430, Form 8-K Report dated June
                               6, 1989, EXHIBIT 4)

           *  EXHIBIT 4.13  -  Form of Fixed Rate Medium-Term Note.
                               (Registration Statement No. 33-30882 on Form
                               S-3, dated August 31, 1989, EXHIBIT 4.3)

           *  EXHIBIT 4.14  -  Form of Floating Rate Medium-Term Note.
                               (Registration Statement No. 33-30882 on Form
                               S-3, dated August 31, 1989, EXHIBIT 4.4)

           *  EXHIBIT 4.15  -  Form of Book-Entry Fixed Rate Medium-Term
                               Note.  (File No. 1-1430, 1991 Form 10-K
                               Report, EXHIBIT 4.15)

           *  EXHIBIT 4.16  -  Form of Book-Entry Floating Rate Medium-Term
                               Note.  (File No. 1-1430, 1991 Form 10-K
                               Report, EXHIBIT 4.16)

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

           +* EXHIBIT 10.1  -  Reynolds Metals Company 1982 Nonqualified
                               Stock Option Plan, as amended through May
                               17, 1985.  (File No. 1-1430, 1985 Form 10-K
                               Report, EXHIBIT 10.2)

____________________________
* Incorporated by reference.

           +* EXHIBIT 10.2  -  Reynolds Metals Company 1987 Nonqualified
                               Stock Option Plan.  (Registration Statement
                               No. 33-13822 on Form S-8, dated April 28,
                               1987, EXHIBIT 28.1)

           +* EXHIBIT 10.3  -  Reynolds Metals Company 1992 Nonqualified
                               Stock Option Plan.  (Registration Statement
                               No. 33-44400 on Form S-8, dated December 9,
                               1991, EXHIBIT 28.1)

           +* EXHIBIT 10.4  -  Reynolds Metals Company Performance
                               Incentive Plan, as amended and restated
                               effective January 1, 1985.  (File No.
                               1-1430, 1985 Form 10-K Report, EXHIBIT 10.3)


____________________________
* Incorporated by reference.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

           +* EXHIBIT 10.5  -  Consulting Agreement dated April 16, 1986 between Reynolds Metals Company and David P.
                               Reynolds.  (File No. 1-1430, Form 10-Q
                               Report for the Quarter Ended March 31, 1986,
                               EXHIBIT 19)

           +* EXHIBIT 10.6  -  Form of Deferred Compensation Agreement
                               dated February 17, 1984 between Reynolds
                               Metals Company and David P. Reynolds.  (File
                               No. 1-1430, 1983 Form 10-K Report, EXHIBIT
                               10.9)

           +* EXHIBIT 10.7  -  Deferred Compensation Agreement dated May
                               16, 1986 between Reynolds Metals Company and
                               David P. Reynolds.  (File No. 1-1430, Form
                               10-Q Report for the Quarter Ended June 30,
                               1986, EXHIBIT 19)

           +* EXHIBIT 10.8  -  Agreement dated December 9, 1987 between
                               Reynolds Metals Company and Jeremiah J.
                               Sheehan.  (File No. 1-1430, 1987 Form 10-K
                               Report, EXHIBIT 10.9)

           +* EXHIBIT 10.9  -  Supplemental Death Benefit Plan for
                               Officers. (File No. 1-1430, 1986 Form 10-K
                               Report, EXHIBIT 10.8)

           +* EXHIBIT 10.10 -  Financial Counseling Assistance Plan for
                               Officers.  (File No. 1-1430, 1987 Form 10-K
                               Report, EXHIBIT 10.11)

           +* EXHIBIT 10.11 -  Management Incentive Deferral Plan.  (File
                               No. 1-1430, 1987 Form 10-K Report, EXHIBIT
                               10.12)

          +** EXHIBIT 10.12 -  Deferred Compensation Plan for Outside
                               Directors as Amended and Restated Effective
                               December 1, 1993

           +* EXHIBIT 10.13 -  Retirement Plan for Outside Directors. (File
                               No. 1-1430, 1986 Form 10-K Report, EXHIBIT
                               10.10)

           +* EXHIBIT 10.14 -  Death Benefit Plan for Outside Directors.
                               (File No. 1-1430, 1986 Form 10-K Report,
                               EXHIBIT 10.11)

           +* EXHIBIT 10.15 -  Form of Indemnification Agreement for
                               Directors and Officers.  (File No. 1-1430,
                               Form 8-K Report dated April 29, 1987,
                               EXHIBIT 28.3)

____________________________
*  Incorporated by reference.
** Previously filed.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

           +* EXHIBIT 10.16 -  Form of Executive Severance Agreement
                               between Reynolds Metals Company and key
                               executive personnel, including each of the individuals listed in Item 4A hereof (other than Messrs. Christino, Jones, Leahey and Earehart). (File No. 1-1430, 1987 Form 10-K Report, EXHIBIT 10.18)

           +* EXHIBIT 10.17 -  Renewal dated February 21, 1992 of
                               Consulting Agreement dated April 16, 1986 between Reynolds Metals Company and David P. Reynolds. (File No. 1-1430, 1991 Form 10-K Report, EXHIBIT 10.19)

           +* EXHIBIT 10.18 -  Amendment to Reynolds Metals Company 1987
                               Nonqualified Stock Option Plan effective May
                               20, 1988.  (File No. 1-1430, Form 10-Q
                               Report for the Quarter Ended June 30, 1988,
                               EXHIBIT 19(a))

           +* EXHIBIT 10.19 -  Amendment to Reynolds Metals Company 1987
                               Nonqualified Stock Option Plan effective
                               October 21, 1988.  (File No. 1-1430, Form
                               10-Q Report for the Quarter Ended September
                               30, 1988, EXHIBIT 19(a))

           +* EXHIBIT 10.20 -  Amendment to Reynolds Metals Company 1987
                               Nonqualified Stock Option Plan effective
                               January 1, 1987.  (File No. 1-1430, 1988
                               Form 10-K Report, EXHIBIT 10.22)

           +* EXHIBIT 10.21 -  Amendment to Reynolds Metals Company
                               Performance Incentive Plan effective January
                               1, 1989.  (File No. 1-1430, Form 10-Q Report
                               for the Quarter Ended June 30, 1989, EXHIBIT
                               19)

           +* EXHIBIT 10.22 -  Form of Stock Option and Stock Appreciation
                               Right Agreement, as approved February 16,
                               1990 by the Compensation Committee of the
                               Company's Board of Directors.  (File No.
                               1-1430, 1989 Form 10-K Report, EXHIBIT
                               10.24)

           +* EXHIBIT 10.23 -  Amendment to Reynolds Metals Company 1982
                               Nonqualified Stock Option Plan effective
                               January 18, 1991.  (File No. 1-1430, 1990
                               Form 10-K Report, EXHIBIT 10.25)

           +* EXHIBIT 10.24 -  Amendment to Reynolds Metals Company 1987
                               Nonqualified Stock Option Plan effective
                               January 18, 1991.  (File No. 1-1430, 1990
                               Form 10-K Report, EXHIBIT 10.26)

           +* EXHIBIT 10.25 -  Letter Agreement dated January 18, 1991 between Reynolds Metals Company and William
                               O. Bourke.  (File No. 1-1430, 1990 Form 10-K
                               Report, EXHIBIT 10.29)

           +* EXHIBIT 10.26 -  Form of Stock Option Agreement, as approved
                               April 22, 1992 by the Compensation Committee of the Company's Board of Directors. (File No. 1-1430, Form 10-Q Report for the Quarter Ended March 31, 1992, EXHIBIT 28(a))

____________________________
* Incorporated by reference.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

           +* EXHIBIT 10.27 -  Consulting Agreement dated May 1, 1992 between Reynolds Metals Company and William
                               O. Bourke.  (File No. 1-1430, Form 10-Q
                               Report for the Quarter Ended March 31, 1992,
                               EXHIBIT 28(b))

          +** EXHIBIT 10.28 -  Renewal dated February 18, 1994 of
                               Consulting Agreement dated May 1, 1992
                               between Reynolds Metals Company and William
                               O. Bourke

              EXHIBIT 11    -  Omitted; see Item 8 for computation of
                               earnings per share

              EXHIBIT 12    -  Not applicable

              EXHIBIT 13    -  Not applicable

              EXHIBIT 16    -  Not applicable

              EXHIBIT 18    -  None

           ** EXHIBIT 21    -  List of Subsidiaries of Reynolds Metals
                               Company

              EXHIBIT 22    -  None

           ** EXHIBIT 23    -  Consent of Independent Auditors

           ** EXHIBIT 24    -  Powers of Attorney

              EXHIBIT 27    -  Not applicable

              EXHIBIT 28    -  Not applicable

              EXHIBIT 99.1  -  Reynolds Metals Company Savings and
                               Investment Plan for Salaried Employees
                               Annual Report on Form 11-K for the Fiscal
                               Year ended December 31, 1993

              EXHIBIT 99.2  -  Reynolds Metals Company Savings Plan for
                               Hourly Employees Annual Report on Form 11-K for the Fiscal Year ended December 31, 1993

           Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt of the Company are omitted because such debt does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

(b)        Reports on Form 8-K

           During the fourth quarter of 1993, the Registrant filed with the Commission Current Reports on Form 8-K dated (i) November 23, 1993 reporting that it had filed with the Commission a Registration Statement on Form S-3 relating to the offer and resale from time to time by The



____________________________
*  Incorporated by reference.
** Previously filed.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

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

                                SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REYNOLDS METALS COMPANY


                                     By Allen M. Earehart
                                        ______________________________
                                        Allen M. Earehart
                                        Vice President, Controller


                                     Date:  June 24, 1994

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 EXHIBITS

                                    TO

                                FORM 10-K/A

                            AMENDMENT NO. 1 TO

                                 FORM 10-K

                For the fiscal year ended December 31, 1993

                        Commission File No. 1-1430

                          REYNOLDS METALS COMPANY


               Attached herewith are Exhibits 99.1 and 99.2

                                   INDEX


                                                                 Sequential
                                                                  Page No.


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

____________________________
* Incorporated by reference.

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
                   to the Credit Agreement.  (File No. 1-
                   1430, Form 10-Q Report for the Quarter
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

____________________________
* Incorporated by reference.

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
                   Reynolds Metals Company, Limited --
                   Societe Canadienne de Metaux Reynolds,
                   Limitee ("CRM"), as amended to the date
                   hereof.  (Registration Statement No. 33-
                   59168 on Form S-3, dated March 5, 1993,
                   EXHIBIT 4.1)

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

____________________________
* Incorporated by reference.

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
                   Officers. (File No. 1-1430, 1986 Form
                   10-K Report, EXHIBIT 10.8)

 *EXHIBIT 10.10 -  Financial Counseling Assistance Plan for
                   Officers.  (File No. 1-1430, 1987 Form
                   10-K Report, EXHIBIT 10.11)

 *EXHIBIT 10.11 -  Management Incentive Deferral Plan.
                   (File No. 1-1430, 1987 Form 10-K Report,
                   EXHIBIT 10.12)

**EXHIBIT 10.12 -  Deferred Compensation Plan for Outside
                   Directors as Amended and Restated
                   Effective December 1, 1993

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

____________________________
 *Incorporated by reference.
**Previously filed.

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

____________________________
 *Incorporated by reference.

**EXHIBIT 10.28 -  Renewal dated February 18, 1994 of
                   Consulting Agreement dated May 1, 1992
                   between Reynolds Metals Company and
                   William O. Bourke

  EXHIBIT 11    -  Omitted; see Item 8 for computation of
                   earnings per share

  EXHIBIT 12    -  Not applicable

  EXHIBIT 13    -  Not applicable

  EXHIBIT 16    -  Not applicable

  EXHIBIT 18    -  None

**EXHIBIT 21    -  List of Subsidiaries of Reynolds Metals
                   Company

  EXHIBIT 22    -  None

**EXHIBIT 23    -  Consent of Independent Auditors


**EXHIBIT 24    -  Powers of Attorney


  EXHIBIT 27    -  Not applicable

  EXHIBIT 28    -  Not applicable

  EXHIBIT 99.1  -  Reynolds Metals Company Savings and                _____
                   Investment Plan for Salaried Employees
                   Annual Report on Form 11-K for the Fiscal
                   Year ended December 31, 1993

  EXHIBIT 99.2  -  Reynolds Metals Company Savings Plan for           _____
                   Hourly Employees Annual Report on Form
                   11-K for the Fiscal Year ended December
                   31, 1993

____________________________
** Previously filed.