Form 10-Q
period 1994-06-30
REYNOLDS METALS CO
filed 1994-08-12
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q



           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1994

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









Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of July 29, 1994, the Registrant had 62,011,597 shares of Common Stock, no par value, outstanding and entitled to vote.
                                   PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
____________________________________________________________________________________________________

Reynolds Metals Company
                                                          Quarter ended          Six months ended
                                                             June 30                  June 30
____________________________________________________________________________________________________
(In millions, except per share amounts)                 1994        1993          1994       1993
____________________________________________________________________________________________________

Revenues
Net sales                                             $1,455.0    $1,356.0      $2,708.9   $2,586.7
Equity, interest and other income                          4.8         5.5          12.0       11.7
____________________________________________________________________________________________________
                                                       1,459.8     1,361.5       2,720.9    2,598.4
____________________________________________________________________________________________________

Costs and expenses
Cost of products sold                                  1,310.0     1,262.2       2,476.2    2,418.2
Selling, administrative and general expenses              93.9        95.1         185.3      186.1
Interest - principally on long-term obligations           37.7        39.9          74.1       80.9
____________________________________________________________________________________________________

                                                       1,441.6     1,397.2       2,735.6    2,685.2
____________________________________________________________________________________________________

Income (loss) before income taxes                         18.2       (35.7)        (14.7)     (86.8)
Taxes on income (credit)                                   6.3       (12.9)         (5.5)     (31.3)
____________________________________________________________________________________________________

Net income (loss)                                        $11.9      $(22.8)        $(9.2)    $(55.5)
====================================================================================================



Income (loss) per common share
Average shares outstanding                                62.0        59.8          61.5       59.8
Net income (loss)                                        $0.05      $(0.38)       $(0.41)    $(0.93)


Cash dividends per common share                          $0.25       $0.25         $0.50       $.70

____________________________________________________________________________________________________


Preferred dividend requirements deducted in
    calculating income (loss) per share                   $9.1         -           $15.9        -
Depreciation and amortization included in costs and
    expenses                                             $71.6       $71.7        $143.0     $142.8
/TABLE

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
____________________________________________________________________________________________________
Reynolds Metals Company
                                                                        June 30      December 31
____________________________________________________________________________________________________
(In millions)                                                            1994           1993
____________________________________________________________________________________________________
ASSETS
Current assets
    Cash, cash equivalents and short-term investments                   $141.3          $19.2
    Receivables, less allowances of $17.8
        (1993 - $16.7)                                                   895.0          794.2
    Inventories                                                          837.6          731.8
    Prepaid expenses                                                      49.6           44.8
____________________________________________________________________________________________________
        Total current assets                                           1,923.5        1,590.0
Unincorporated joint ventures and associated companies                   840.4          832.5
Property, plant and equipment                                          6,199.1        6,093.1
Less allowances for depreciation and amortization                      3,093.1        3,011.9
____________________________________________________________________________________________________
                                                                       3,106.0        3,081.2
Deferred taxes and other assets                                        1,327.9        1,204.9
____________________________________________________________________________________________________
    Total assets                                                      $7,197.8       $6,708.6
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable, accrued and other liabilities                   $1,093.0         $979.9
    Short-term obligations                                               119.0          158.4
    Long-term debt                                                        33.4           42.6
____________________________________________________________________________________________________
        Total current liabilities                                      1,245.4        1,180.9
Long-term debt                                                         1,922.9        1,989.6
Postretirement benefits                                                1,214.6        1,260.9
Environmental, deferred taxes and other liabilities                      670.0          654.3
Stockholders' equity
    Preferred stock                                                      505.1            -
    Common stock                                                         861.0          784.2
    Retained earnings                                                    897.9          953.8
    Cumulative currency translation adjustments                          (53.9)         (49.9)
    Pension liability adjustment                                         (65.2)         (65.2)
____________________________________________________________________________________________________
        Total stockholders' equity                                     2,144.9        1,622.9
____________________________________________________________________________________________________
    Total liabilities and stockholders' equity                        $7,197.8       $6,708.6
====================================================================================================

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
____________________________________________________________________________________________________
Reynolds Metals Company
                                                                              Six Months Ended
                                                                                   June 30
____________________________________________________________________________________________________
(In millions)                                                                 1994        1993
____________________________________________________________________________________________________
Operating activities
Net loss                                                                    $(9.2)      $(55.5)
Adjustments to reconcile to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                                       143.0        142.8
        Changes in operating assets, liabilities and other                  (72.7)       (91.8)
____________________________________________________________________________________________________
Net cash provided by (used in) operating activities                          61.1         (4.5)

Investing activities
Capital investments                                                        (175.6)      (130.5)
Purchases of short- and long-term investments                              (138.7)         -
Other investing activities - net                                            (52.2)        25.0
____________________________________________________________________________________________________
Net cash used in investing activities                                      (366.5)      (105.5)

Financing activities
Proceeds from preferred stock issue                                         505.1          -
Proceeds from long-term obligations                                           -          519.8
Increase (decrease) in short-term borrowings                                (56.7)        44.5
Reduction of long-term debt and other financing liabilities                 (52.2)      (423.1)
Cash dividends paid                                                         (22.1)       (26.9)
____________________________________________________________________________________________________
Net cash provided by financing activities                                   374.1        114.3

Cash and cash equivalents
Net increase                                                                 68.7          4.3
At beginning of period                                                       19.2         80.4
____________________________________________________________________________________________________
Cash and cash equivalents at end of period                                   87.9         84.7
Short-term investments at end of period                                      53.4          -
____________________________________________________________________________________________________

Cash, cash equivalents and short-term
    investments at end of period                                           $141.3        $84.7
====================================================================================================
/TABLE

           REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Quarters and Six Months Ended June 30, 1994 and 1993


Note A - Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods of 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


Note B - Significant Accounting Policies

Earnings per share

Earnings per share is based on the average number of common shares outstanding and, in the 1994 periods, is after preferred stock dividend requirements. Common stock equivalents relating to preferred stock are not included since their effect would be anti-dilutive.


Note C - Financing arrangements

In the second quarter of 1994, the Company replaced $490 million of revolving credit facilities with a new $500 million revolving credit facility which expires in 1999. No amounts were outstanding under the new facility at June 30, 1994. The Company pays a commitment fee of .20% per year on the unused portion of the facility. The facility contains requirements which, among other things, provide for compliance with a long-term debt-to-equity ratio, as defined. These restrictions do not inhibit the Company's operations or the use of fixed assets. At June 30, 1994, the Company exceeded all such requirements.


Note D - Preferred stock

In the first quarter of 1994, the Company issued 11,000,000 shares of 7% PRIDES (SM), Convertible Preferred Stock for $47.25 (stated value) per share. The PRIDES mature on December 31, 1997, at which time they mandatorily convert into shares of the Company's common stock on a one for one basis. Dividends are cumulative from the date of issuance and are payable quarterly in arrears. Holders may convert each share of PRIDES into 0.82 shares of common stock (to be adjusted under certain circumstances) at any time prior to December 31, 1997. The Company has the option of redeeming the PRIDES at any time on or after December 31, 1996, for common stock having a fair market value equal to the issue price plus accrued dividends plus a small premium. The redemption price will in no event be less than 0.82 shares of common stock per share of PRIDES. The holders of shares of PRIDES have the right with the holders of common stock to vote in the election of Directors and upon each other matter coming before any meeting of the holders of common stock on the basis of 4/5 of a vote for each share of PRIDES.


Note E - Contingent liabilities

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


Note F - Canadian Reynolds Metals Company, Limited

Summarized financial information for Canadian Reynolds Metals Company, Limited is as follows:

                            Quarter Ended   Six Months Ended
                               June 30               June 30
                           ____________________________________
                             1994    1993    1994     1993
                           ____________________________________
Net Sales:
    Customers               $92.3    $79.0  $165.4   $148.2
    Parent company          114.3     75.1   230.1    170.8
                           ____________________________________

                            206.6    154.1   395.5    319.0
Cost of products sold
    and depreciation        187.8    157.2   368.4    321.4

Net income (loss)            $1.0    $(6.0)   $6.2   $(20.0)


Note F - Canadian Reynolds Metals Company, Limited (continued)


                                   June 30         December 31
                                    1994              1993
                                 ______________________________
Current assets                      $155.2           $146.9
Noncurrent assets                  1,031.1          1,056.1
Current liabilities                  (85.5)           (99.8)
Noncurrent liabilities              (536.7)          (540.7)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION A RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in or referred to in this report.

RESULTS OF OPERATIONS


Shipments and Revenues

     Shipments, net sales and revenues per pound for the second quarter and six months of 1994 and 1993 were as follows (metric tons in thousands and dollars in millions, except per pound amounts):

                                           Second Quarter                Six Months
                                           1994       1993            1994       1993
                                       _________________________________________________
  Aluminum product shipments               405.8       386.7          751.2      738.6

  Net sales:
    Aluminum                            $1,127.3    $1,027.5       $2,052.7   $1,958.6
    Nonaluminum                            327.7       328.5          656.2      628.1
                                       _________________________________________________
          Total                         $1,455.0    $1,356.0       $2,708.9   $2,586.7
                                       =================================================



  Revenues per pound:
    Fabricated aluminum products           $1.45      $1.46          $1.42       $1.46
    Primary aluminum                       $0.66      $0.55          $0.64       $0.56

        Record shipments in the second quarter of 1994 contributed to increased shipments in the six months of 1994 over the 1993 period and reflected the continuing recovery in major global economies, particularly in the U.S. and Europe. The increase in shipments was also attributable to acquisitions partially offset by restructuring activities. Higher shipments for cans and ends (due principally to acquisitions) were partially offset by lower shipments of can sheet (due to greater internal consumption to support higher can production) and other aluminum sheet (due to the restructuring of the Company's Illinois sheet and plate facility).

        The increase in net sales in both 1994 periods primarily reflects the increase in shipping volume for fabricated aluminum products. The increase in nonaluminum net sales in the six month period of 1994 was due to higher sales of gold and packaging products partially offset by lower sales of alumina.

Shipments and Revenues (continued)

        Low prices for aluminum products continue to weigh heavily on the Company's results. Realized prices for most fabricated aluminum products were lower in the 1994 periods, particularly for cans and can sheet. The overall average realized price for fabricated products in the 1994 periods benefitted from a shift in mix toward higher value-added products.
Realized prices for primary aluminum were higher in the 1994 periods due to current and anticipated improvement in the world supply/demand balance.

        Revenues by principal markets were:

                                             Second Quarter    Six Months
                                             1994    1993       1994  1993
                                             --------------    -----------
          Packaging & Containers               47%    44 %      46%   44%
          Distributors and Fabricators         12     13        12    14
          Building and Construction            13     13        12    12
          Automotive and Transportation        11     12        11    12
          Electrical                            3      3         3     3
          Other                                14     15        16    15
                                           ________________________________

          Total                               100%   100 %     100%  100%
                                           ===============================


        For further information concerning shipments and revenues, see the discussion under "Segment Analysis".

Costs and Expenses

        Cost of products sold in the 1994 periods was favorably impacted by performance improvement programs, including the effects of restructuring, and lower costs for certain raw materials used in the production of primary aluminum. These benefits were offset by a shift in product mix to higher value-added products and the negative effects of ongoing fixed costs related to the temporary curtailments at primary aluminum and alumina facilities.

        The decline in interest expense in both 1994 periods was due primarily to lower levels of debt outstanding and, in the six month period, to lower interest rates.

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


Operating Outlook

        The Company expects major global economies to continue to recover and demand for the Company's fabricated aluminum products to improve. Prices for most fabricated aluminum products are showing signs of stabilizing and should improve with stronger demand. This, combined with the benefits from ongoing cost reduction programs and continuing contributions from previously announced acquisitions and restructuring activities, should provide improved financial performance for the remainder of the year.

SEGMENT ANALYSIS

Finished Products and Other Sales

        Shipments and net sales to customers for this category for the second quarter and six months of 1994 and 1993 were as follows (metric tons in thousands, dollars in millions):

                                            SECOND QUARTER
                                 _________________________________________
                                    Net Sales              Shipments
                                 1994       1993         1994      1993
                                 _________________________________________

  Packaging and containers:
    Aluminum                    $425.9     $324.1        97.4      68.8
    Nonaluminum                  127.7      123.5
  Other aluminum                 106.1       90.5        36.0      30.8
  Other nonaluminum              101.5       98.9
                                _________________________________________

                                $761.2     $637.0       133.4      99.6
                                =========================================



                                              SIX MONTHS
                                -----------------------------------------
                                  Net Sales                Shipments
                                1994        1993          1994       1993
                                -----------------------------------------

  Packaging and containers:
    Aluminum                    $763.1     $594.8       173.2      124.3
    Nonaluminum                  249.0      234.9
  Other aluminum                 197.7      174.9        69.0       59.8
  Other nonaluminum              211.5      192.3

                              -------------------------------------------
                              $1,421.3   $1,196.9       242.2      184.1
                              ===========================================

The increase in shipments in both 1994 periods was due primarily to higher shipments of cans and ends. The increase in other aluminum shipments was due to higher shipments to the distributor and building and construction markets. Net sales increased due to the higher shipping volume somewhat offset by lower realized prices. The increase in nonaluminum net sales was due to higher sales to the packaging, distributor and building and construction markets.

SEGMENT ANALYSIS (continued)

Production and Processing

        Shipments and net sales to customers for this category for the second quarter and six months of 1994 and 1993 were as follows (metric tons in thousands, dollars in millions):

                                    SECOND QUARTER
                           _________________________________________
                              Net Sales             Shipments
                             1994    1993         1994      1993
                           _________________________________________

  Primary aluminum         $103.2    $90.0         71.2      73.6
  Flat rolled               240.5    286.1        104.8     119.9
  Extruded and drawn        153.7    137.5         55.5      46.8
  Other aluminum             97.9     99.3         40.9      46.8
  Other nonaluminum          61.4     73.9
  Gold                       37.1     32.2
                           _________________________________________

                           $693.8   $719.0        272.4     287.1
                           =========================================




                                         SIX MONTHS
                           ----------------------------------------
                              Net Sales             Shipments
                             1994    1993         1994      1993
                           ----------------------------------------
  Primary aluminum         $177.1    $179.2       126.2     144.2
  Flat rolled               457.2     558.4       203.0     232.2
  Extruded and drawn        285.0     263.4       107.2      89.7
  Other aluminum            172.6     187.9        72.6      88.4
  Other nonaluminum         124.0     143.0
  Gold                       71.7      57.9
                         ------------------------------------------
                         $1,287.6  $1,389.8       509.0     554.5
                         ==========================================



The decline in shipments in both 1994 periods was due to lower shipments of can sheet (due to greater internal consumption to support higher can production) and other aluminum sheet products (due to the restructuring of the Company's Illinois sheet and plate facility), somewhat offset by higher fabricated shipments by European subsidiaries. Shipments of other aluminum products were lower due to the divestiture of an aluminum reclamation facility in the second quarter of 1993. The decline in net sales reflects the lower shipping volume and lower realized prices for fabricated aluminum products, somewhat offset by higher realized prices for primary aluminum. The decline in nonaluminum net sales was due to lower sales of alumina.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

        Working capital totalled $678 million at June 30, 1994, compared to $409 million at December 31, 1993. The ratio of current assets to current liabilities was 1.5/1 at June 30, 1994, compared to 1.3/1 at December 31, 1993. The increase in working capital was due to increases in cash, cash equivalents and short-term investments, receivables and inventories, partially offset by an increase in accounts payable, accrued and other liabilities. Receivables reflect the growth in sales. Inventories are up to meet seasonal demand. Investments have risen due to the investment of a portion of the proceeds from the issuance of preferred stock in early 1994 (see below).

        In addition to the amount in cash, cash equivalents and short-term investments, the Company has $85.3 million of long-term investments.

Operating Activities

        Net cash provided by operating activities was used for investing and financing activities.

Investing Activities

        Capital investments in the first six months of 1994 consisted of the acquisition of Bev-Pak, Inc., a midwestern U.S. manufacturer of aluminum cans and ends, as discussed below, modernization and expansion at our can manufacturing facilities, and various equipment upgrades.

        The Company acquired Bev-Pak, Inc. in the second quarter of 1994. This acquisition increases the Company's U.S. aluminum can-making capacity from over 16 billion to approximately 19 billion annually. This addition strengthens the Company's can manufacturing position in the Midwest and complements its current capabilities.

Financing Activities

        In the first quarter of 1994, the Company issued 11 million shares of 7% PRIDES, Convertible Preferred Stock for $47.25 (stated value) per share. The Company received net proceeds of $505 million. A portion of the proceeds was used to fund capital investments in the first six months of 1994 and to repay obligations incurred in the fourth quarter of 1993 in connection with the acquisition of Miller Brewing Company's can plants.
The remainder of the proceeds is being invested pending its future use for capital expenditures, strategic investments and general corporate purposes.

        In the first quarter of 1994, the Company contributed 1.4 million shares of its common stock, valued at approximately $72 million, to its pension plans.

Financing Activities (continued)

        In the second quarter of 1994, the Company replaced $490 million of revolving credit facilities with a new $500 million revolving credit facility which expires in 1999. The new facility will be used to support the Company's commercial paper program and will be available for other general corporate purposes.

Financial Outlook

        Capital investments in 1994 are expected to be approximately $500 million. They will consist of modernization and expansion of can manufacturing operations (including participation in the construction of can plants, as discussed below), the acquisition of a metals distribution business and equipment upgrades at a number of other facilities. The Company also plans to purchase and renovate a facility in Beloit, Wisconsin for the production of aluminum wheels, which is expected to start up in the second quarter of 1995. These investments will be funded with cash generated from operations, proceeds from the sale of non-core assets (in-cluding the sale of our interest in the Boddington Gold Mine, as discussed below), and part of the proceeds from the preferred stock issue.

        In the second quarter of 1994, the Company announced plans to participate in the construction of can plants in Argentina and Saudi Arabia. The Company will own 42.5% of the Argentinean can plant, which will have an annual capacity of 750 million cans and is expected to be completed in late 1996. The Company will own 27.5% of the Saudi Arabian can plant, which will have an annual capacity of 1.2 billion cans and is expected to be completed in early 1996.

        In the third quarter of 1994, the Company completed the sale of Reynolds Australia Metals, Ltd., which holds a 40 percent interest in the Boddington Gold Mine, to a subsidiary of Poseidon Gold Limited, which resulted in a gain. Proceeds from the transaction, which include a closing payment of approximately $115 million and delivery of a total of 30,000 ounces of gold over seven years, were used to extinguish the Company's term loan agreement ($82 million) and the remainder is being invested pending its future use for capital expenditures, strategic investments and general corporate purposes.

        The Company believes its available financial resources (including cash and investments of over $200 million), together with internally generated funds, are sufficient to meet its business needs at the present time and for the foreseeable future. The Company continues to exceed the financial ratio requirements contained in its financing arrangements and expects to do so for the foreseeable future. At June 30, 1994, $222 million of the Company's $1.65 billion shelf registration remained available for the issuance of debt securities.

                        PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     As previously reported in the Registrant's Report on Form 10-K for the Year ended December 31, 1993, on July 29, 1992, the U.S. Environmental Protection Agency (the "EPA") filed an administrative complaint against the Registrant alleging paperwork violations and failure to determine whether certain materials in storage constituted hazardous wastes under the federal Resource Conservation and Recovery Act and state hazardous waste regulations at the Registrant's Longview, Washington primary aluminum production plant. The EPA sought $296,000 in civil penalties. Based on the Registrant's response to the complaint, the EPA dropped certain claims and amended others. The parties have agreed to a settlement of the matter under which the Registrant will pay a penalty of $11,250 and install certain parts washing stations that would result in a reduction in the generation of solvent wastes at the Longview plant. The parties are final-izing the settlement.

     The sale of Reynolds Australia Metals, Ltd. was completed in the third quarter of 1994 following the favorable disposition of related legal proceedings discussed in the Registrant's Report on Form 10-K for the Year ended December 31, 1993 under the caption "Raw Materials and Precious Metals - Precious Metals" in Item 1 thereof. See the discussion of the sale under the caption "Financial Outlook" in Part I, Item 2 of this report.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

     The Registrant filed no reports on Form 8-K during the second quarter of 1994.


                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY



By   Allen M. Earehart
     Allen M. Earehart
     Vice President, Controller
     (Principal Accounting Officer)




DATE:  August 12, 1994



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

 *4.4 Amendment No. 1 dated as of November 1, 1991 to the Indenture. (File No. 1-1430, 1991 Form 10-K
           Report, EXHIBIT 4.4)

 *4.5      Rights Agreement dated as of November 23, 1987
           (the "Rights Agreement") between Reynolds Metals
           Company and The Chase Manhattan Bank, N.A.
           (File No. 1-1430, Registration Statement on Form
           8-A dated November 23, 1987, pertaining to
           Preferred Stock Purchase Rights, EXHIBIT 1)

 *4.6 Amendment No. 1 dated as of December 19, 1991 to the Rights Agreement. (File No. 1-1430, 1991
           Form 10-K Report, EXHIBIT 4.11)

 *4.7      Form of 9-3/8% Debenture due June 15, 1999.
           (File No. 1-1430, Form 8-K Report dated June 6,
           1989, EXHIBIT 4)

 *4.8      Form of Fixed Rate Medium-Term Note.
           (Registration Statement No. 33-30882 on Form
           S-3, dated August 31, 1989, EXHIBIT 4.3)

 *4.9      Form of Floating Rate Medium-Term Note.
           (Registration Statement No. 33-30882 on Form
           S-3, dated August 31, 1989, EXHIBIT 4.4)

 *4.10     Form of Book-Entry Fixed Rate Medium-Term Note.
           (File No. 1-1430, 1991 Form 10-K Report, EXHIBIT
           4.15)

 *4.11     Form of Book-Entry Floating Rate Medium-Term
           Note. (File No. 1-1430, 1991 Form 10-K Report,
           EXHIBIT 4.16)

 *4.12     Form of 9% Debenture due August 15, 2003.  (File
           No. 1-1430, Form 8-K Report dated August 16,
           1991, EXHIBIT 4(a))

 *4.13     Articles of Continuance of Canadian Reynolds
           Metals Company, Limited -- Societe Canadienne de
           Metaux Reynolds, Limitee ("CRM"), as amended to the date hereof. (Registration Statement No.
           33-59168 on Form S-3, dated March 5, 1993,
           EXHIBIT 4.1)

 *4.14     By-Laws of CRM, as amended to the date hereof.
           (File No. 1-1430, Form 10-Q Report for the
           Quarter Ended September 30, 1993, EXHIBIT 4.19)

 *4.15     Indenture dated as of April 1, 1993 among CRM,
           Reynolds Metals Company and The Bank of New
           York, as Trustee.  (File No. 1-1430, Form 8-K
           Report dated July 14, 1993, EXHIBIT 4(a))

 *4.16     Form of 6-5/8% Guaranteed Amortizing Note due
           July 15, 2002.  (File No. 1-1430, Form 8-K
           Report dated July 14, 1993, EXHIBIT 4(d))

 *10.1     Reynolds Metals Company 1982 Nonqualified Stock
           Option Plan, as amended through May 17, 1985.
           (File No. 1-1430, 1985 Form 10-K Report, EXHIBIT
           10.2)

 *10.2     Reynolds Metals Company 1987 Nonqualified Stock
           Option Plan.  (Registration Statement No.
           33-13822 on Form S-8, dated April 28, 1987,
           EXHIBIT 28.1)

 *10.3     Reynolds Metals Company 1992 Nonqualified Stock
           Option Plan.  (Registration Statement No. 33-
           44400 on Form S-8, dated December 9, 1991,
           EXHIBIT 28.1)

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

 *10.6     Form of Deferred Compensation Agreement dated
           February 17, 1984 between Reynolds Metals
           Company and David P. Reynolds.  (File No. 1-
           1430, Form 10-Q Report for the Quarter Ended
           March 31, 1994, EXHIBIT 10.6)

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

 *10.18 Amendment to Reynolds Metals Company 1987 No-nqualified Stock Option Plan effective May 20,
           1988. (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1988, EXHIBIT 19(a))

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

 *10.26    Form of Stock Option Agreement, as approved
           April 22, 1992 by the Compensation Committee of the Company's Board of Directors. (File No. 1-
           1430, Form 10-Q Report for the Quarter Ended
           March 31, 1992, EXHIBIT 28(a))

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

 *10.29 Reynolds Metals Company Restricted Stock Plan for Outside Directors. (Registration Statement
           No. 33-53851 on Form S-8, dated May 27, 1994,
           EXHIBIT 4.6)

  10.30    Reynolds Metals Company New Management Incentive
           Deferral Plan

  10.31    Reynolds Metals Company Salary Deferral Plan for
           Executives

  10.32    Reynolds Metals Company Supplemental Long Term
           Disability Plan for Executives

  11       Computation of Earnings Per Share

  15       None

  18       None

  19       None

  22       Not applicable

  23       None

  24       None

  27       Not applicable

___________________________
*Incorporated by reference.

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