Form 10-Q
period 1994-09-30
REYNOLDS METALS CO
filed 1994-11-10
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q



              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1994

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









Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of October 29, 1994, the Registrant had 62,048,989 shares of Common Stock, no par value, outstanding and entitled to vote.

                                      PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
____________________________________________________________________________________________________

Reynolds Metals Company
                                                              Quarter ended              Nine months ended
                                                              September 30                 September 30
____________________________________________________________________________________________________
(In millions, except per share amounts)                     1994         1993              1994      1993
____________________________________________________________________________________________________
Revenues
Net sales                                                $1,531.4     $1,336.2        $4,240.3   $3,922.9
Equity, interest and other income                            13.9          6.4            25.9       18.1
Gain on sale of asset                                        62.6          -              62.6        -
____________________________________________________________________________________________________

                                                          1,607.9      1,342.6         4,328.8    3,941.0
____________________________________________________________________________________________________

Costs and expenses
Cost of products sold                                     1,373.1      1,258.0         3,849.3    3,676.2
Selling, administrative and general expenses                 98.2         89.8           283.5      275.9
Interest - principally on long-term obligations              39.9         39.7           114.0      120.6
____________________________________________________________________________________________________

                                                          1,511.2      1,387.5         4,246.8    4,072.7
____________________________________________________________________________________________________

Income (loss) before income taxes                            96.7        (44.9)           82.0     (131.7)
Taxes on income (credit)                                     34.7        (16.9)           29.2      (48.2)
____________________________________________________________________________________________________

Net income (loss)                                            62.0        (28.0)           52.8      (83.5)

Preferred stock dividends                                     9.1          -              25.0        -
____________________________________________________________________________________________________

Net Income (loss) available
    to common shareholders                                  $52.9       $(28.0)          $27.8     $(83.5)

====================================================================================================


Income (loss) per common share
Average shares outstanding                                   62.0         59.8            61.6       59.8
Net income (loss)                                           $0.86      $(0.47)            $0.45    $(1.40)

Cash dividends per common share                             $0.25       $0.25             $0.75     $0.95
____________________________________________________________________________________________________



Depreciation and amortization included in costs
    and expenses                                            $73.9        $71.0          $216.9      $213.8

PAGE

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
- ----------------------------------------------------------------------------------------------------
Reynolds Metals Company
                                                                        September 30        December 31
- ----------------------------------------------------------------------------------------------------
(In millions)                                                               1994               1993
- ----------------------------------------------------------------------------------------------------

ASSETS
Current assets
    Cash and short-term investments                                        $186.6              $19.2
    Receivables, less allowances of $19.5
        (1993 - $16.7)                                                      908.7              794.2
    Inventories                                                             855.2              731.8
    Prepaid expenses                                                         45.9               44.8
- ----------------------------------------------------------------------------------------------------
        Total current assets                                              1,996.4            1,590.0
Unincorporated joint ventures and associated companies                      778.6              832.5
Property, plant and equipment                                             6,273.8            6,093.1
Less allowances for depreciation and amortization                         3,162.8            3,011.9
- ----------------------------------------------------------------------------------------------------
                                                                          3,111.0            3,081.2
Deferred taxes and other assets                                           1,310.7            1,204.9
- ----------------------------------------------------------------------------------------------------
    Total assets                                                         $7,196.7           $6,708.6
====================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable, accrued and other liabilities                      $1,105.6             $979.9
    Short-term obligations                                                  111.4              158.4
    Long-term debt                                                           15.8               42.6
- ----------------------------------------------------------------------------------------------------
        Total current liabilities                                         1,232.8            1,180.9
Long-term debt                                                            1,855.3            1,989.6
Postretirement benefits                                                   1,219.0            1,260.9
Environmental, deferred taxes and other liabilities                         693.2              654.3
Stockholders' equity
    Preferred stock                                                         505.1                -
    Common stock                                                            863.4              784.2
    Retained earnings                                                       935.3              953.8
    Cumulative currency translation adjustments                             (42.2)             (49.9)
    Pension liability adjustment                                            (65.2)             (65.2)
- ----------------------------------------------------------------------------------------------------
        Total stockholders' equity                                        2,196.4            1,622.9
- ----------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                           $7,196.7           $6,708.6
====================================================================================================

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
- ----------------------------------------------------------------------------------------------------
Reynolds Metals Company
                                                                         Nine Months Ended
                                                                           September 30
- ----------------------------------------------------------------------------------------------------
(In millions)                                                            1994           1993
- ----------------------------------------------------------------------------------------------------
Operating activities
Net income (loss)                                                         $52.8         $(83.5)
Adjustments to reconcile to net cash provided by
        Operating activities:
        Depreciation and amortization                                     216.9          213.8
        Changes in operating assets, liabilities and other                (84.6)          19.0
- ----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 185.1          149.3

Investing activities
Capital investments                                                      (249.0)        (218.0)
Purchases of debt securities                                             (138.7)           -
Proceeds from sale of assets                                              130.4           34.0
Other investing activities - net                                          (79.8)          21.3
- ----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (337.1)        (162.7)

Financing activities
Proceeds from preferred stock issue                                       505.1            -
Proceeds from long-term obligations                                         -            519.9
Decrease in short-term borrowings                                         (65.6)         (21.0)
Reduction of long-term debt and other financing liabilities              (137.7)        (438.5)
Cash dividends paid                                                       (46.7)         (41.9)
- ----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 255.1           18.5

Cash
Net increase                                                              103.1            5.1
- ----------------------------------------------------------------------------------------------------
At beginning of period                                                     19.2           80.4
Cash                                                                      122.3           85.5
Short-term investments                                                     64.3            -
- ----------------------------------------------------------------------------------------------------

Cash and short-term investments at end of period                         $186.6          $85.5

====================================================================================================

PAGE

              REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Quarters and Nine Months Ended September 30, 1994 and 1993




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


Note C - Gain on Sale of Asset

In the third quarter of 1994, the Company completed the sale of Reynolds Australia Metals, Ltd., which held a 40 percent interest in the Boddington Gold Mine, to a subsidiary of Poseidon Gold Limited.


Note D - Financing arrangements

In the second quarter of 1994, the Company replaced $490 million of revolving credit facilities with a new $500 million revolving credit facility which expires in 1999. No amounts were outstanding under the new facility at September 30, 1994. The Company pays a commitment fee of .20% per year on the unused portion of the facility. The facility contains requirements which, among other things, provide for compliance with a long-term debt-to-equity ratio, as defined. These restrictions do not inhibit the Company's operations or the use of fixed assets. At September 30, 1994, the Company exceeded all such requirements.

Note E - Preferred stock

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


Note F - Contingent liabilities

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


Note G - Canadian Reynolds Metals Company, Limited

Summarized financial information for Canadian Reynolds Metals Company, Limited is as follows:

                               Quarter Ended    Nine Months Ended
                                September 30      September 30
                           -------------------------------------

                               1994     1993     1994      1993
                           -------------------------------------
Net Sales:
    Customers                 $102.1    $74.7   $267.5    $222.9
    Parent company             141.0    116.2    371.1     287.0
                           -------------------------------------
                               243.1    190.9    638.6     509.9
Cost of products sold
    and depreciation           199.8    188.9    568.2     510.3

Net income (loss)              $15.0    $(2.4)   $21.2    $(22.4)

Note G - Canadian Reynolds Metals Company, Limited (continued)


                                   September 30        December 31
                                       1994               1993
                               ----------------------------------
Current assets                         $182.1             $146.9
Noncurrent assets                     1,024.0            1,056.1
Current liabilities                     (70.8)             (99.8)
Noncurrent liabilities                 (552.8)            (540.7)




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in or referred to in this report.

RESULTS OF OPERATIONS

        The Company reported third-quarter net income of $62 million (86 cents per share) compared to a net loss of $28 million (47 cents per share) in the third quarter a year ago. For the first nine months of 1994, the Company reported net income of $53 million (45 cents per share) compared to a net loss of $84 million ($1.40 per share) in 1993.

        Net income for the third quarter and first nine months of 1994 includes an after-tax gain of $41 million (66 cents per share) from the sale of Reynolds Australia Metals, Ltd., which held a 40 percent interest in the Boddington Gold Mine. The year-ago results for the same periods include an after-tax charge of $8 million (13 cents per share) to cover costs associated with the curtailment of primary aluminum production.

Shipments and Revenues

   Shipments, net sales and revenues per pound for the third quarter and nine months of 1994 and 1993 were as follows (metric tons in thousands and dollars in millions, except per pound amounts):


                                         Third Quarter           Nine Months
                                       1994        1993       1994         1993
                                 -----------------------------------------

  Aluminum product shipments            409.7      386.1     1,160.9    1,124.7

  Net sales:
    Aluminum                         $1,182.4     $997.0    $3,235.1   $2,955.6
    Nonaluminum                         349.0      339.2     1,005.2      967.3
                                 ------------------------------------------

      Total                          $1,531.4   $1,336.2    $4,240.3   $3,922.9
                                 ==========================================



  Revenues per pound:
    Fabricated aluminum products         $1.51     $1.43      $1.45       $1.45
    Primary aluminum                     $0.74     $0.56      $0.67       $0.56

Shipments and Revenues (continued)

        The increases in shipments in both 1994 periods reflect the continuing recovery in major global economies, particularly in the U.S. and Europe. The increases in shipments were also attributable to acquisitions partially offset by restructuring activities. Higher shipments of cans and ends (due principally to acquisitions) were partially offset by lower shipments of can sheet (due to greater internal consumption to support higher can production) and other aluminum sheet (due to the restructuring of the Company's Illinois sheet and plate facility).

        The increase in net sales in both 1994 periods primarily reflects the increase in shipping volume for fabricated aluminum products.

        Prices for fabricated aluminum products, particularly cans and can sheet, continued to adversely affect the Company's results. Increased demand has begun to favorably impact prices. The overall average realized price for fabricated aluminum products in the 1994 periods benefitted from a shift in mix toward higher value-added products. Realized prices for primary aluminum were higher in the 1994 periods due to improvement in the world supply/demand balance.

        Revenues by principal markets were:

                                             Third Quarter   Nine Months
                                          ---------------------------------
                                              1994   1993   1994     1993
                                          ---------------------------------


          Packaging and Containers            45%      44%    45%     44%
          Distributors and Fabricators        13       13     13      14
          Building and Construction           14       13     13      12
          Automotive and Transportation       12       11     11      11
          Electrical                           3        3      3       3
          Other                               13       16     15      16
                                          ---------------------------------

          Total                              100%    100%    100%   100 %
                                          =================================


        The increase in equity, interest and other income was due primarily to non-recurring investment gains at a Brazilian affiliate.

        In the third quarter of 1994, the Company completed the sale of Reynolds Australia Metals, Ltd., which held a 40 percent interest in the Boddington Gold Mine, and recorded a pre-tax gain of $62.6 million. (For further information, refer to "Liquidity and Capital Resources - Investing Activities".)

        For further information concerning shipments and revenues, see the discussion under "Segment Analysis".

Costs and Expenses

        Cost of products sold in the 1994 periods reflected a shift in product mix to higher value-added products and the negative effects of ongoing fixed costs related to the temporary curtailments at primary aluminum and alumina facilities. These effects were partially offset by the benefits of performance improvement programs, the effects of restructuring, lower costs for certain raw materials used in the production of primary aluminum and higher capacity utilization in aluminum fabricating operations. Included in cost of products sold in the third quarter of 1993 was a pre-tax charge of $13 million to cover costs associated with the curtailment of primary aluminum production.

        The increases in selling, administrative and general expenses in the 1994 periods primarily reflect the higher level of business activity.

        Interest expense in the nine months of 1994 benefitted from lower levels of debt outstanding and lower interest rates. In the third quarter of 1994, the benefit of lower levels of debt outstanding was offset by rising interest rates.

        On a quarterly basis, the Company evaluates the status of all significant existing or potential environmental issues (including the proposed listing referred to below), develops or revises estimates of costs to satisfy known remediation requirements and adjusts its accruals accordingly. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined. Such costs could be material to future quarterly or annual results of operations. On August 23, 1994, the Environmental Protection Agency (the "EPA") published notice that it was proposing that the Company's Troutdale, Oregon primary aluminum production plant be included on the National Priorities List of Superfund sites. The Company is working cooperatively with the EPA in investigating potential environmental contamination at the Troutdale site.

Operating Outlook

        The Company expects major global economies to continue to recover and demand for the Company's fabricated aluminum products to improve. Prices for most fabricated aluminum products are improving and should continue to improve with stronger demand.

SEGMENT ANALYSIS

Finished Products and Other Sales

        Shipments and net sales to customers for this category for the third quarter and nine months of 1994 and 1993 were as follows (metric tons in thousands, dollars in millions):

                                              THIRD QUARTER
                             -------------------------------------------
                                      Net Sales              Shipments
                                 1994        1993          1994    1993
                             -------------------------------------------
  Packaging and containers:
    Aluminum                     $421.6     $315.4        95.6     66.2
    Nonaluminum                   132.3      130.5
  Other aluminum                  122.0       95.8        41.0     33.0
  Other nonaluminum               126.8      105.1
                             -------------------------------------------
                                 $802.7     $646.8       136.6     99.2
                             ===========================================



                                              NINE MONTHS
                             -------------------------------------------
                                     Net Sales           Shipments
                                  1994       1993        1994     1993
                             -------------------------------------------
  Packaging and containers:
    Aluminum                   $1,184.7     $910.2       268.8    190.5
    Nonaluminum                   381.3      365.4
  Other aluminum                  319.7      270.7       110.0     92.8
  Other nonaluminum               338.3      297.4
                             -------------------------------------------
                               $2,224.0   $1,843.7       378.8    283.3
                             ===========================================

The increases in shipments in both 1994 periods were due primarily to higher shipments of cans and ends and some improvements in shipments to the distributor and building and construction markets. Net sales for aluminum products increased due to the higher shipping volume somewhat offset by lower realized prices. The increases in nonaluminum net sales were due to higher sales to the packaging, distributor and building and construction markets.

SEGMENT ANALYSIS (continued)

Production and Processing

        Shipments and net sales to customers for this category for the third quarter and nine months of 1994 and 1993 were as follows (metric tons in thousands, dollars in millions):

                                         THIRD QUARTER
                           -------------------------------------
                                 Net Sales          Shipments
                               1994     1993      1994     1993
                           -------------------------------------
  Primary aluminum            $127.0   $109.4     78.4      88.4
  Flat rolled                  257.1    255.1    101.7     112.2
  Extruded and drawn           157.2    134.7     51.4      47.8
  Other aluminum                97.5     86.6     41.6      38.5
  Other nonaluminum             68.5     69.0
  Gold                          21.4     34.6
                           -------------------------------------
                              $728.7   $689.4    273.1     286.9
                           =====================================




                                          NINE MONTHS
                          ---------------------------------------
                                 Net Sales          Shipments
                               1994     1993     1994      1993
                          ---------------------------------------
  Primary aluminum            $304.1   $288.6    204.6     232.6
  Flat rolled                  714.3    813.5    304.7     344.4
  Extruded and drawn           442.2    398.1    158.6     137.5
  Other aluminum               270.1    274.5    114.2     126.9
  Other nonaluminum            192.5    212.0
  Gold                          93.1     92.5
                          ---------------------------------------
                            $2,016.3 $2,079.2    782.1     841.4
                          =======================================



The declines in shipments in both 1994 periods were due to lower shipments of primary aluminum and flat rolled products (due to greater internal consumption to support higher production of fabricated products and the restructuring of the Company's Illinois sheet and plate facility), somewhat offset by higher fabricated shipments by European subsidiaries. Shipments of other aluminum products in the nine month period were lower due to the divestiture of an aluminum reclamation facility in the second quarter of 1993. The increase in net sales in the third quarter was due to higher prices for certain aluminum products, principally primary and recycled aluminum, slightly offset by the lower shipping volume. The decline in net sales in the nine month period reflects the lower shipping volume and lower realized prices for fabricated aluminum products, somewhat offset by higher realized prices for primary and recycled aluminum. The decline in nonaluminum net sales in the nine month period was due to lower sales of alumina.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

        Working capital totalled $764 million at September 30, 1994, compared to $409 million at December 31, 1993. The ratio of current assets to current liabilities was 1.6/1 at September 30, 1994, compared to 1.3/1 at December 31, 1993. The increase in working capital was due to increases in cash and short-term investments, receivables and inventories, partially offset by an increase in accounts payable, accrued and other liabilities. The increases in receivables, inventories and payables reflect the higher level of business activity. Investments have risen due to the investment of a portion of the proceeds from the issuance of preferred stock in early 1994 (see "Financing Activities"). In addition to the amount in cash and short-term investments included in current assets, the Company has $75.4 million of noncurrent investments in corporate debt securities.

Operating Activities

        A portion of the cash provided by operating activities was used to partially fund the increases in receivables and inventories. Net cash provided by operating activities was used for investing activities.

Investing Activities

        Capital investments of $249 million in the first nine months of 1994 consisted of the acquisition of Bev-Pak, Inc. (a midwestern U.S. manufacturer of aluminum cans and ends), which increases the Company's U.S. aluminum can-making capacity to approximately 19 billion annually; the acquisition of a small metals distribution business; the acquisition and renovation phase of a facility in Beloit, Wisconsin for the production of aluminum wheels (expected to be completed in the second quarter of 1995); continuing modernization and expansion at can manufacturing facilities; and various equipment upgrades.

        In the third quarter of 1994, the Company completed the sale of Reynolds Australia Metals, Ltd., which held a 40 percent interest in the Boddington Gold Mine, to a subsidiary of Poseidon Gold Limited. A portion of the proceeds from the transaction, which included a closing payment of $115 million and delivery of a total of 30,000 ounces of gold over seven years, was used to extinguish the Company's term loan agreement ($82 million), with the remainder being invested pending its future use for capital expenditures, strategic investments and general corporate purposes. The Company plans to reinvest the proceeds from the sale in value-added businesses and expects the reinvestment to offset any short-term effect this divestiture may have on the Company's results.


Financing Activities

        In the first quarter of 1994, the Company issued 11 million shares of 7% PRIDES, Convertible Preferred Stock for $47.25 (stated value) per share. The Company received net proceeds of $505 million. A portion of the proceeds was used to fund capital investments in the first nine months of 1994 and to repay obligations incurred in the fourth quarter of 1993 in connection with the acquisition of Miller Brewing Company's can plants.
The remainder of the proceeds is being invested pending its future use for capital expenditures, strategic investments and general corporate purposes.

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

Financial Outlook

        Capital investments for the remainder of 1994 are expected to be approximately $175 million. They will consist of modernization and expansion of can manufacturing operations (including participation in the construction of can plants, as discussed below); expenditures related to the renovation of a facility in Beloit, Wisconsin for the production of aluminum wheels; the anticipated acquisition of a small amount of additional alumina capacity; expenditures related to the modernization of the Company's Massena primary aluminum production plant (see below); and equipment upgrades at a number of other facilities. These investments will be funded with cash generated from operations, proceeds from the sale of non-core assets, and part of the proceeds from the preferred stock issue.

        In the second quarter of 1994, the Company announced plans to participate in the construction of can plants in Argentina and Saudi Arabia. An affiliate (in which the Company owns 42.5%) will own the Argentinean can plant, which will have an annual capacity of 750 million cans and is expected to start production in late 1995. The Company will own 27.5% of the Saudi Arabian can plant, which will have an annual capacity of 1.2 billion cans and is expected to start production in early 1996.

        In the third quarter of 1994, the Company announced that it has retained Chemical Securities, Inc. to assist with the possible divestment of its remaining gold mining assets in Australia. The assets consist of three mines in Western Australia and exploration activities underway in Western Australia and the Northern Territory. The mines produced approximately 210,000 ounces of gold for the Company in 1993 and 158,000 ounces in the first nine months of 1994. The Company plans to reinvest the proceeds from any such sale in value-added businesses and would expect the reinvestment to offset any short-term effect this divestiture may have on the Company's results.

Financial Outlook (continued)

        In the third quarter of 1994, the Company announced plans for a $12 million expansion that will increase annual production capacity at its plastic film manufacturing plant in Grottoes, Virginia by approximately 20 percent. Site preparation work has already begun, and construction of the addition is scheduled to begin next spring with start-up of the additional capacity scheduled for the summer of 1996.

        Early in the fourth quarter of 1994, the Company announced plans to modernize its 123,000 metric ton primary aluminum production plant in Massena, N.Y. The Company plans to spend an estimated $150 to $200 million over five years to modernize production lines and environmental control facilities at the plant.

        Also early in the fourth quarter of 1994, the Company announced a major, multi-year capital program to build a new aluminum foil rolling mill at the Company's Louisville, Kentucky plant which will increase annual capacity at the operation by about 25 percent. The new Louisville mill is part of a modernization, reengineering and expansion program for rolling facilities which fabricate foil for consumer and foodservice foodwrap products. The engineering phase of the Louisville mill construction will begin before the end of 1994 with completion of the project scheduled for 1997.

        The Company believes its available financial resources (including cash and investments of over $250 million), together with internally generated funds, are sufficient to meet its business needs at the present time and for the foreseeable future. The Company continues to exceed the financial ratio requirements contained in its financing arrangements and expects to do so for the foreseeable future. At September 30, 1994, $222 million of the Company's $1.65 billion shelf registration remained available for the issuance of debt securities.

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     On August 29, 1994, the Registrant received a civil investigative demand from the U.S. Department of Justice relating to production of primary aluminum. The Registrant is cooperating with the inquiry and is confident that its conduct has been in compliance with U.S. antitrust laws.

     As previously reported in the Registrant's Report on Form 10-K for the Year ended December 31, 1993, the State of New York alleged in December, 1993 that the Registrant's emissions at its Massena, New York primary aluminum production plant were causing a violation of ambient air standards for benzo-a-pyrene. The Registrant responded that it did not believe it was causing such a violation, but entered into a series of meetings with the State to discuss environmental issues at the Massena plant. In October, 1994, based on an agreement in principle with the State to resolve environmental issues at the plant, the Registrant approved a five-year capital spending program of an estimated $150 to $200 million to modernize the Massena plant and significantly reduce air emissions from the plant. The Registrant will accelerate installation of equipment believed necessary to achieve compliance with the federal Clean Air Act's Maximum Achievable Control Technology standards, although the U.S. Environmental Protection Agency is not expected to establish such standards until 1996 or 1997.
(For additional information, see the discussion under "Liquidity and Capital Resources - Financial Outlook" in Part I, Item 2 of this report.)


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See Index to Exhibits.

     (b)  Reports on Form 8-K

     During the third quarter of 1994, the Registrant filed with the Commission a Current Report on Form 8-K dated August 26, 1994 reporting under Item 5 that it had (i) retained Chemical Securities, Inc. to assist with the possible divestment of its remaining gold mining assets in Australia, (ii) completed the purchase of the metals distribution business of Alumax Inc.'s wholly owned subsidiary, Prime Metals, Inc. and (iii) been notified it would receive a civil investigative demand from the U.S. Department of Justice relating to production of primary aluminum.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY



By   Allen M. Earehart
     Allen M. Earehart
     Vice President, Controller
     (Principal Accounting Officer)




DATE:  November 10, 1994

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

  *4.2 By-Laws of Reynolds Metals Company, as amended to the date hereof. (File No. 1-1430, Form 10-Q
          Report for the Quarter Ended June 30, 1994,
          EXHIBIT 4.2)

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

 *10.6    Form of Deferred Compensation Agreement dated
          February 17, 1984 between Reynolds Metals Company and David P. Reynolds. (File No. 1-1430,
          Form 10-Q Report for the Quarter Ended March 31,
          1994, EXHIBIT 10.6)

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

*10.30    Reynolds Metals Company New Management Incentive
          Deferral Plan. (File No. 1-1430, Form 10-Q Report for the Quarter Ended June
          30, 1994, EXHIBIT 10.30)

*10.31    Reynolds Metals Company Salary Deferral Plan for
          Executives.  (File No. 1-1430, Form 10-Q Report
          for the Quarter Ended June 30, 1994, EXHIBIT
          10.31)

*10.32    Reynolds Metals Company Supplemental Long Term
          Disability Plan for Executives.  (File No. 1-1430,
          Form 10-Q Report for the Quarter Ended June 30,
          1994, EXHIBIT 10.32)

 10.33    Amendment to Reynolds Metals Company 1982
          Nonqualified Stock Option Plan effective
          August 19, 1994

 10.34    Amendment to Reynolds Metals Company 1987
          Nonqualified Stock Option Plan effective
          August 19, 1994

 10.35    Amendment to Reynolds Metals Company 1992
          Nonqualified Stock Option Plan effective
          August 19, 1994

  11      Computation of Earnings Per Share

  15      None

  18      None

  19      None

  22      Not applicable

  23      None

  24      None

  27      Financial Data Schedule

___________________
*Incorporated by reference.



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


F:\BFH\SEC\10Q\FORM10Q.394