Form 10-K405
period 1994-12-31
REYNOLDS METALS CO
filed 1995-03-06
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1994

                       Commission File Number 1-1430

                          REYNOLDS METALS COMPANY
                          A Delaware Corporation
               (IRS Employer Identification No. 54-0355135)
  6601 West Broad Street, P. O. Box 27003, Richmond, Virginia 23261-7003
                        Telephone:  (804) 281-2000

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
Title of Each Class                           on Which Registered
___________________                         ________________________

Common Stock, no par value                  New York Stock Exchange
                                            Chicago Stock Exchange

Preferred Stock Purchase Rights             New York Stock Exchange
                                            Chicago Stock Exchange
         SM
7% PRIDES, Convertible Preferred Stock      New York Stock Exchange
                                            Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 21, 1995:

(a) the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $2.47 billion*.

(b) the Registrant had 62,185,902 shares of Common Stock outstanding and entitled to vote.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 1995 - Part III
_____________________
* For this purpose, "nonaffiliates" are deemed to be persons other than directors, officers and persons owning beneficially more than five percent of the voting stock. The amount reported includes the market value of 7,400,930 shares of 7% PRIDES, Convertible Preferred Stock, each entitled to 4/5 of a vote.

                                   NOTE

This copy includes only EXHIBITS 11 and 21 of those listed on pages 56 -
61.

In accordance with the Securities and Exchange Commission's requirements, we will furnish copies of the remaining exhibits listed below upon payment of a fee of 10 cents per page. Please remit the proper amount with your request to:

                         Secretary
                         Reynolds Metals Company
                         P.O. Box 27003
                         Richmond, Virginia 23261-7003

Exhibits have the following number of pages:

        EXHIBIT 3.1       77            EXHIBIT 10.13       7
        EXHIBIT 3.2       19            EXHIBIT 10.14       7
        EXHIBIT 4.1       77            EXHIBIT 10.15      12
        EXHIBIT 4.2       19            EXHIBIT 10.16      13
        EXHIBIT 4.3      165            EXHIBIT 10.17       1
        EXHIBIT 4.4        6            EXHIBIT 10.18       2
        EXHIBIT 4.5       74            EXHIBIT 10.19       1
        EXHIBIT 4.6        2            EXHIBIT 10.20       1
        EXHIBIT 4.7        2            EXHIBIT 10.21       1
        EXHIBIT 4.8        2            EXHIBIT 10.22       4
        EXHIBIT 4.9        2            EXHIBIT 10.23       3
        EXHIBIT 4.10      10            EXHIBIT 10.24       3
        EXHIBIT 4.11      14            EXHIBIT 10.25       3
        EXHIBIT 4.12       9            EXHIBIT 10.26       3
        EXHIBIT 4.13      33            EXHIBIT 10.27       2
        EXHIBIT 4.14      23            EXHIBIT 10.28       1
        EXHIBIT 4.15      89            EXHIBIT 10.29      10
        EXHIBIT 4.16      12            EXHIBIT 10.30      10
        EXHIBIT 10.1      21            EXHIBIT 10.31      13
        EXHIBIT 10.2      16            EXHIBIT 10.32       6
        EXHIBIT 10.3      19            EXHIBIT 10.33       2
        EXHIBIT 10.4       6            EXHIBIT 10.34       2
        EXHIBIT 10.5       3            EXHIBIT 10.35       1
        EXHIBIT 10.6       3            EXHIBIT 10.36       3
        EXHIBIT 10.7       3            EXHIBIT 10.37       3
        EXHIBIT 10.8       2            EXHIBIT 10.38       2
        EXHIBIT 10.9       7            EXHIBIT 23          1
        EXHIBIT 10.10      6            EXHIBIT 24         25
        EXHIBIT 10.11     10            EXHIBIT 27          1
        EXHIBIT 10.12     14

                             TABLE OF CONTENTS

                                  PART I
ITEM                                                                  PAGE

 1.       BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . .       1
            GENERAL . . . . . . . . . . . . . . . . . . . . . . . .       1
            COMPETITION . . . . . . . . . . . . . . . . . . . . . .       5
               Principal Competitors. . . . . . . . . . . . . . . .       5
               Industry Conditions. . . . . . . . . . . . . . . . .       5
            RAW MATERIALS AND PRECIOUS METALS . . . . . . . . . . .       5
               Bauxite, Alumina and Related Materials . . . . . . .       5
                  Australia . . . . . . . . . . . . . . . . . . . .       6
                  Brazil. . . . . . . . . . . . . . . . . . . . . .       6
                  Guinea. . . . . . . . . . . . . . . . . . . . . .       6
                  Guyana. . . . . . . . . . . . . . . . . . . . . .       6
                  Jamaica . . . . . . . . . . . . . . . . . . . . .       6
               Precious Metals. . . . . . . . . . . . . . . . . . .       7
            ALUMINUM PRODUCTION . . . . . . . . . . . . . . . . . .       7
            FABRICATING OPERATIONS. . . . . . . . . . . . . . . . .       8
            ENERGY. . . . . . . . . . . . . . . . . . . . . . . . .       9
            ENVIRONMENTAL COMPLIANCE. . . . . . . . . . . . . . . .      10
            RESEARCH AND DEVELOPMENT. . . . . . . . . . . . . . . .      11
            EMPLOYEES . . . . . . . . . . . . . . . . . . . . . . .      11
 2.       PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . .      14
 3.       LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .      16
 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . .      17
 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . . .      18

                                  PART II

 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . .      20
 6.       SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . .      21
 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . .      22
 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . .      32
 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . .      55

                                 PART III

10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . .      55
11.       EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . .      55
12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . .      55
13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . .      55

                                  PART IV

14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . .      56

                                  PART I


Item 1.  BUSINESS

Reynolds Metals Company (the "Registrant") was incorporated in 1928 under the laws of the State of Delaware. As used herein, "Reynolds" and "Company" each means the Registrant and its consolidated subsidiaries unless otherwise indicated.


                                  GENERAL

Reynolds serves global markets as a supplier and recycler of aluminum and other products, with its core business being as a vertically integrated producer of a wide variety of value-added aluminum products. Reynolds produces alumina, carbon products and primary and reclaimed aluminum, principally to supply the needs of its fabricating operations. These fabricating operations produce aluminum foil, sheet, plate, cans and extruded products (including heat exchanger tubing, drive shafts, bumpers and window systems), flexible packaging and wheels, among other items. Reynolds also produces a broad range of plastic products, including film, bags, containers and lids, for consumer products, foodservice and packaging uses. The Company markets an extensive line of consumer products under the Reynolds brand name, including the well-known Reynolds Wrap aluminum foil. Reynolds' largest market for its products is the packaging and containers market, which includes consumer products. The Company also is engaged in the distribution of aluminum and stainless steel and other non-aluminum industrial products to a variety of markets. Reynolds operates a one-of-a-kind facility which converts spent potliner from Reynolds' and other producers' North American aluminum smelting operations into an environmentally safe material with potential for recycling. Since 1986, the Company has been a gold producer through operations in Western Australia; however, it sold a portion of those operations in 1994 and is considering the sale of its remaining gold operations. See the discussion below under this Item.

To describe more fully the nature of its operations, Reynolds has separated its vertically integrated operations into two areas -- (1) Finished Products and Other Sales and (2) Production and Processing.

Finished Products and Other Sales includes the manufacture and distribution of various finished aluminum products, such as cans, containers, flexible packaging products, foodservice and household foils (including Reynolds
Wrap), laminated and printed foil and aluminum building products. Finished Products and Other Sales also includes the sale of plastic bags and food wraps (for example, Reynolds Plastic Wrap, Reynolds Crystal Color Plastic Wrap, Reynolds Oven Bags and Presto disposer bags), plastic lidding and container products, plastic film packaging, Reynolds Freezer Paper, Reynolds Baker's Choice baking cups, Reynolds Cut-Rite wax paper and wax paper sandwich bags, composite and non-aluminum building products, and printing cylinders and machinery.

Production and Processing includes the refining of bauxite into alumina, calcination of petroleum coke and production of prebaked carbon anodes, all of which are vertically integrated with aluminum production and processing plants. These plants produce and sell primary and reclaimed aluminum and a wide range of semifinished aluminum mill products, including flat rolled products, extruded and drawn products, cast products and other aluminum products. Examples of flat rolled products include aluminum can sheet and machined plate. Examples of extruded and drawn products include heat exchanger tubing, drive shafts and bumpers. Examples of cast products include aluminum wheels. Production and Processing also includes the treatment of spent potliner and the sale of gold and other non-aluminum products, technology, and various licensing, engineering and other services related to the production and processing of aluminum.

In June, 1994, Reynolds acquired Bev-Pak, Inc. and its aluminum beverage can and end manufacturing facility in Monticello, Indiana. The purchase increased Reynolds' U.S. aluminum can- and end-making capacity by approximately 15 and 20 percent, respectively, to approximately 19 billion cans and 21 billion ends annually.

In July, 1994, Reynolds completed the sale of Reynolds Australia Metals, Ltd., which held a 40% interest in the Boddington Gold Mine in Western Australia, to PosGold (BGM) Pty Ltd., a subsidiary of Poseidon Gold Limited. Proceeds have been used to repay debt and for reinvestment in Reynolds' value-added businesses.

Reynolds acquired the metals distribution business of Prime Metals, Inc., in August, 1994. Reynolds is operating the business, which distributes aluminum and stainless steel mill products through six facilities located in Atlanta, Georgia; Dallas, Texas; Cleveland, Ohio; Detroit and Grand Rapids, Michigan; and Kansas City, Missouri, as part of its Reynolds Aluminum Supply Company division.

Also in August, 1994, Reynolds acquired The United States Shoe
Corporation's facility in Beloit, Wisconsin. Reynolds is modifying and equipping the facility for the manufacture of aluminum wheels, with production expected to begin in the second quarter of 1995.

Information on shipments and net sales by classes of similar products is shown in Table 1.




                                              TABLE 1
                                       Net Sales and Shipments


                                                 Net Sales                     Shipments
                                               (in millions)           (metric tons in thousands)
                                     _______________________________   __________________________
                                         1994       1993       1992       1994      1993     1992
                                     _______________________________   __________________________


Finished products and other sales
Packaging and containers:
    Aluminum                         $1,583.2   $1,262.3    $1,357.2     358.5     267.9    268.3
    Non-aluminum                        529.5      511.0       522.6
Other aluminum                          449.1      359.2       339.9     151.1     123.6    111.1
Other non-aluminum                      478.5      395.6       362.5
                                     _______________________________   __________________________

                                      3,040.3    2,528.1     2,582.2     509.6     391.5    379.4
                                     _______________________________   __________________________


Production and processing
Primary aluminum                        440.4      379.9       364.4     277.2     309.4    275.2
Flat rolled                           1,003.1    1,063.3     1,187.4     417.8     452.4    455.6
Extruded and drawn                      626.6      526.1       683.4     211.3     182.9    189.2
Other aluminum                          390.8      352.1       398.4     156.7     157.7    174.7
Other non-aluminum                      261.6      289.0       278.6
Gold                                    116.3      130.7        98.2
                                     _______________________________   __________________________

                                      2,838.8    2,741.1     3,010.4   1,063.0   1,102.4  1,094.7
                                     _______________________________   __________________________

Net Sales                            $5,879.1   $5,269.2    $5,592.6   1,572.6   1,493.9  1,474.1

                                     ===============================   ==========================

Revenues per pound
__________________

Fabricated aluminum
  products                              $1.48      $1.45       $1.61

Primary aluminum                        $0.72      $0.56       $0.60


Financial information relating to Reynolds' operations and identifiable assets by major operating and geographic areas is presented in Note P to the consolidated financial statements in Item 8 of this report.

Reynolds' products are generally sold to producers and distributors of industrial and consumer products in various markets. Information on sales of products by principal geographic and business markets is shown in Tables 2 and 3.

                                 TABLE 2

                       Principal Geographic Markets


                                                  Approximate
                                              Percentage of Sales
                                        _______________________________

                                          1994       1993       1992
                                          ____       ____       ____


United States                              77%        75%        75%

Canada                                      6          6          5

Other (Principally Europe)                 17         19         20
                                          ____       ____       ____

Total                                     100%       100%       100%


                                  TABLE 3

                        Principal Business Markets

                                                   Approximate
                                               Percentage of Sales
                                         _______________________________

                                          1994       1993       1992
                                          ____       ____       ____

Packaging and Containers                   45%        45%        45%

Distributors and Fabricators               13         13         15

Building and Construction                  13         12         12

Automotive and Transportation              12         11         11

Electrical*                                 3          3          5

Other                                      14         16         12

                                          ____       ____       ____

Total                                     100%       100%       100%

_________________
*Reynolds sold its North American electrical cable operations in September, 1992.
                                COMPETITION

Principal Competitors

Reynolds' principal competitors in the sale in North America of products derived from primary aluminum are ten other domestic companies, a Canadian company and other foreign producers. Reynolds and many other companies produce reclaimed aluminum.

In the sale of semifinished and finished products, Reynolds competes with
(i) other producers of primary and reclaimed aluminum, which are also engaged in fabrication, (ii) other fabricators of aluminum and other products, (iii) other producers of plastic products and (iv) metals service center companies engaged in the distribution of aluminum and other products. Reynolds' principal competitors in Europe are seven major multinational producers and a number of smaller European producers of aluminum semifabricated products. Aluminum and related products compete with various products, including those made of iron, steel, copper, zinc, tin, titanium, lead, glass, wood, plastic, magnesium and paper. Plastic products compete with products made of glass, aluminum, steel, paper, wood and ceramics, among others. Competition is based upon price, quality and service.

Industry Conditions

A worldwide oversupply of aluminum, caused by high exports beginning in 1990 from the Commonwealth of Independent States ("CIS") (mostly from Russia), start-up of substantial new capacity in the industry and economic weakness, severely depressed the price of aluminum on world commodity markets. This supply-demand imbalance, with its resultant effect on prices, dramatically affected the aluminum industry and the Company. Multilateral government negotiations were commenced in late 1993 to develop strategies to integrate the CIS aluminum industries into the world market. A Memorandum of Understanding relating to primary aluminum supply-demand conditions and international trade in aluminum was agreed to by the governments of six major aluminum producing countries in March, 1994. If the negotiations had not been successful, the likely alternatives would have been unilateral trade sanctions (including, for example, import quotas and anti-dumping actions). Subsequently, European quotas on Russian aluminum imports were permitted to expire and no anti-dumping actions were filed in the United States.


                     RAW MATERIALS AND PRECIOUS METALS

Bauxite, Alumina and Related Materials

Bauxite, the principal raw material used in the production of aluminum, is refined into alumina, which is then reduced by an electrolytic process into primary aluminum.

Reynolds' bauxite requirements and a portion of its alumina requirements are met from sources outside the United States.

Reynolds has long-term arrangements to obtain bauxite at negotiated prices from sources in Australia, Brazil and Guinea. Reynolds also has a long-term arrangement with the U.S. government under which Reynolds has agreed to purchase at a negotiated price an aggregate of approximately 1,250,000 long dry tons of Jamaican bauxite stored next to Reynolds' Sherwin alumina plant near Corpus Christi, Texas, for the period 1995 through 1998.

Reynolds refines bauxite into alumina at its Sherwin alumina plant. Reynolds also acquires alumina from two joint ventures in which it has interests, one located in Western Australia, known as the Worsley Joint Venture ("Worsley"), and the other located in Stade, Germany, known as Aluminium Oxid Stade ("Stade"). See Table 4 under this Item and the discussion of Worsley under "Australia".

Production and purchases of bauxite and production of alumina are adjusted from time to time in response to changes in demand for primary aluminum and other factors. Reynolds has reduced production at its Sherwin plant in connection with the curtailment of operations at its U.S. primary aluminum production plants. See "Aluminum Production". At December 31, 1994, the Sherwin plant was operating at 65% of capacity.

     Australia

     In December, 1994, Reynolds acquired from The Shell Company of Australia an additional 6% interest in Worsley, increasing Reynolds' interest in the joint venture to 56%. Worsley has a rated capacity of 1,700,000 metric tons of alumina per year (expandable to 2,700,000 metric tons per year). Worsley has proven bauxite reserves sufficient to operate the alumina plant at its rated capacity (taking into account future expansions to increase rated capacity to up to 2,700,000 metric tons per year) for at least the next 50 years. The joint venture has no specified termination date.

     Reynolds has a long-term purchase arrangement under which it may purchase from a third party an aggregate of approximately 18,800,000 dry metric tons of Australian bauxite for the period 1995 through 2021. Of this amount, Reynolds has agreed to purchase 1,000,000 dry metric tons annually through 1996.

     Brazil

     Reynolds and various other companies are participants in the Trombetas bauxite mining project in Brazil. Reynolds has a 5% equity interest in the project and has agreed to purchase an aggregate of approximately 2,000,000 dry metric tons of Brazilian bauxite from the project for the period 1995 through 1999.

     Reynolds is also maintaining an interest in other, undeveloped bauxite deposits in Brazil.

     Guinea

     Reynolds owns a 6% interest in Halco (Mining), Inc. ("Halco"). Halco owns 51% and the Guinean government owns 49% of Compagnie des Bauxites de Guinee ("CBG"), which has the exclusive right through 2038 to develop and mine bauxite in a 10,000 square-mile area in northwestern Guinea. Reynolds has a bauxite purchase contract with CBG which will provide Reynolds with an aggregate of approximately 8,800,000 dry metric tons of Guinean bauxite for the period 1995 through 2011.

     Guyana

     Reynolds and the Guyanese government each owns a 50% interest in a bauxite mining project in the Berbice region of Guyana. Reynolds has a bauxite purchase contract under which it has agreed to purchase 800,000 dry metric tons of Guyanese bauxite from the project in 1995.

     Jamaica

     Reynolds has a purchase arrangement under which it has agreed to purchase from a third party up to 1,500,000 dry metric tons of Jamaican bauxite in 1995.

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

Precious Metals

In July, 1994, Reynolds completed the sale of Reynolds Australia Metals, Ltd., which held a 40% interest in the Boddington Gold Mine in Western Australia, to PosGold (BGM) Pty Ltd., a subsidiary of Poseidon Gold Limited.

The Company's remaining gold mining assets consist principally of mines in the Marvel Loch and Southern Cross areas and the Mt. Gibson gold project near Dalwallinu, all in Western Australia, and exploration activities underway in Western Australia and the Northern Territory. The operations are managed by Reynolds Australian Gold Operations, Ltd., based in Perth. These operations produced 217,000 ounces of gold in 1994.


                            ALUMINUM PRODUCTION

Reynolds owns and operates three primary aluminum production plants in the United States and one located at Baie Comeau, Quebec, Canada. Reynolds is also entitled to a share of the primary aluminum produced at three joint ventures in which it participates, one located in Quebec, Canada, known as the Becancour joint venture ("Becancour"), one located in Hamburg, Germany, known as Hamburger Aluminium-Werk GmbH ("Hamburg"), and the third in Ghana, Africa, known as Volta Aluminium Company Limited ("Ghana"). See Table 5 (and related notes) under this Item for information on these primary aluminum production plants. Reynolds also buys primary aluminum on the open market.

Production at the primary aluminum plants listed in Table 5 can vary due to a number of factors, including changes in worldwide supply and demand. Due to the worldwide aluminum supply-demand imbalance, Reynolds has idled a total of 209,000 metric tons, or 21%, of its 998,000 metric tons of primary aluminum capacity. Reynolds temporarily shut down 88,000 metric tons of primary aluminum production capacity at its Massena, New York (41,000 metric tons) and Longview, Washington (47,000 metric tons) plants, effective in the fourth quarter of 1993, and its Troutdale, Oregon plant, with a capacity of 121,000 metric tons, has been idle since 1991. At December 31, 1994, the U.S. plants listed in Table 5 were operating collectively at a rate of 53% of capacity; Ghana (in which Reynolds has a 10% equity interest), where production has been curtailed by drought (see "Energy") since September, 1994, was operating at 70% of capacity; and all other plants listed in Table 5 were operating at full capacity. See Table 6 under this Item. In order to balance its alumina supply system, Reynolds has temporarily reduced production at its Sherwin alumina plant in Texas in connection with the curtailments. See "Raw Materials and Precious Metals - Bauxite, Alumina and Related Materials".

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

Reynolds produces reclaimed aluminum from aluminum scrap at its facilities located in Bellwood, Virginia and Sheffield, Alabama, and at a facility in which it has a 99.5% equity interest located in Isernia, Italy. See Table 6 under this Item. Scrap for the U.S. facilities is obtained through Reynolds' nationwide recycling network and other scrap purchases and from Reynolds' manufacturing operations. Scrap for the Italian facility is obtained through scrap purchases. In 1994, Reynolds obtained approximately 303,600 metric tons of recycled aluminum from its recycling network and other scrap purchases.


                          FABRICATING OPERATIONS

Reynolds' semifinished and finished aluminum products and non-aluminum products are produced at numerous domestic and foreign plants wholly or partly owned by Reynolds. These plants are included in Table 7 under Item 2 of this report. The annual capacity of these plants depends upon the variety and type of products manufactured.

In line with its strategic emphasis on growth opportunities in its core downstream fabricating operations serving the packaging, consumer products, aluminum can, transportation, building and construction, and infrastructure markets, Reynolds has over the past three years:

- -    continued to upgrade and modernize its extrusion, sheet, plate, foil, can, plastics and flexible packaging manufacturing facilities, particularly facilities for production of such value-added products as household foil, packaging, can sheet and components for the transportation industry;

- -    substantially increased marketing support behind its flagship Reynolds
     Wrap brand;

- -    increased PVC film capacity by 20% in 1992-1993 to serve the growing
     Reynolon shrink film as well as consumer and foodservice film markets;


- -    announced in 1994 plans for an expansion at its Grottoes, Virginia plastics manufacturing plant that will increase capacity by approximately 20%;

- -    introduced new products, including Regard stretch pallet overwrap film
     (manufactured by Presto Products Company) and Reynolds Micro-Redi microwavable containers, both in 1992, and, in 1993, a complete line of Diamond plastic wraps and bags for selected international markets;

- -    acquired in 1994 assets to expand its printing cylinder and engraving business;

- -    acquired in 1993 Miller Brewing Company's aluminum can and end manufacturing operations, increasing its U.S. can-making capacity by almost 50%;

- -    acquired in 1994 Bev-Pak, Inc. and its aluminum beverage can and end manufacturing facility in Monticello, Indiana, increasing the Company's U.S. aluminum can- and end-making capacity by approximately 15 and 20 percent, respectively, to approximately 19 billion cans and 21 billion ends annually;

- -    completed an expansion in 1992 of a joint venture facility to produce aluminum cans in Brazil and began a further expansion of the facility in 1993;

- -    continued in 1994 construction of two joint venture can plants, one in
     Brazil and one in Chile;

- -    announced in 1994 plans to further expand its overseas can-making capacity by participating in the construction of joint venture can plants in Brazil (the third in that country), Argentina and Saudi Arabia;

- -    completed in 1994 a 70% expansion of its Tampa can plant;

- -    developed new types of, and applications for, aluminum cans;

- -    commercialized in 1993 Spin Flow can necking technology (developed by
     Reynolds in conjunction with Ball Corporation) for forming the neck of aluminum cans at high speeds;

- -    increased its investment in manufacturing equipment and facilities for composite, vinyl and plastic building products;

- -    completed in 1992 an expansion at its McCook plant in Illinois, increasing machined aluminum plate capacity by 50% to serve the automotive, aircraft and aerospace industries;

- -    entered into an agreement with Mitsubishi Materials Corporation,
     Mitsubishi Aluminum Co., Ltd. and Mitsubishi Corporation, and an agreement with Sumitomo Light Metal Industries, Ltd., to pursue joint research and development work on new technologies and processes in the production of aluminum extrusion and sheet applications, respectively, for the worldwide automotive industry, both in 1992;

- -    completed an expansion of a jointly-owned aluminum wheel plant in
     Ontario, Canada in 1992;

- -    purchased in 1994 a facility in Beloit, Wisconsin, which it is modifying and equipping for the manufacture of aluminum wheels with production expected to begin in the second quarter of 1995;

- -    in 1994 began production of aluminum automotive extruded components at a new fabricating plant in Auburn, Indiana;

- -    acquired in 1994 the metals distribution business of Prime Metals,
     Inc., allowing the Company to broaden the geographic processing and service capabilities of its Reynolds Aluminum Supply Company metals distribution business;

- -    announced in 1994 a major, multi-year capital program to build a new aluminum foil rolling mill at its Louisville, Kentucky plant which will increase annual capacity at the plant by about 25%; and

- -    announced in January, 1995 that Reynolds and AMAG Austria had reached agreement for Reynolds to purchase the aluminum extrusion operations of AMAG's wholly owned subsidiary, Wexal International Ltd., in Ireland.


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

The Bonneville Power Administration ("BPA"), which serves the Company's Troutdale, Oregon and Longview, Washington primary aluminum production plants, is expected to propose in April, 1995, an increase in the base rate that it will charge for electricity and to put an increase into effect on January 1, 1996. The magnitude of that increase, its duration, and the ultimate impact on the Company cannot be predicted with certainty, due in large part to ongoing political, regulatory and judicial developments relating to remedial measures required in the Pacific Northwest to conserve certain types of salmon listed as endangered species and the effect of such measures on BPA's hydroelectric operations. The uncertain outlook for BPA's rates may cause the Company to seek alternate sources of power. The Company would also have to consider whether paying increased power rates for its smelter operations in the Northwest would be prudent under prevailing economic conditions. Further increases in power rates which are already relatively high by worldwide standards could jeopardize the long-term competitiveness of the Company's Troutdale and Longview plants.


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

Based on information currently available, Reynolds estimates that compliance with the Clean Air Act's hazardous air pollutant standards would require in excess of $250 million of capital expenditures (including a portion of the expenditures at Reynolds' Massena plant referred to below) beginning in the latter half of this decade, primarily at Reynolds' U.S. primary aluminum production plants. The ultimate effect of the Clean Air Act on such plants and Reynolds' other operations (and the actual amount of any such capital expenditures) will depend on how the Clean Air Act is interpreted and implemented pursuant to regulations that are currently being developed and on such additional factors as the evolution of environmental control technologies and the economic viability of such operations at the time. In October, 1994, based on an agreement in principle with the State of New York to resolve environmental issues at its Massena, New York primary aluminum production plant, Reynolds approved a five-year capital spending program of an estimated $150 million to $200 million to modernize the Massena plant and significantly reduce air emissions from the plant. Reynolds will accelerate certain expenditures believed necessary to achieve compliance with the Clean Air Act's Maximum Achievable Control Technology standards, although the U.S. Environmental Protection Agency (the "EPA") is not expected to establish such standards until 1996 or 1997. (See the related discussion in Item 3 of this report.)

Capital expenditures for equipment designed for environmental control purposes were approximately $63 million in 1992, $55 million in 1993 and $34 million in 1994. The portion of such amounts expended in the United States was $57 million in 1992, $47 million in 1993 and $15 million in 1994. Expenditures in 1992, 1993 and 1994 included $32 million, $19 million and $1 million, respectively, for construction of Reynolds' facility in Arkansas that converts spent potliner from Reynolds' and other producers' aluminum smelting operations into an environmentally safe material with potential for recycling. Reynolds estimates that annual capital expenditures for environmental control facilities will be approximately $55 million in 1995, $57 million in 1996 and $95 million in 1997, the majority of such expenditures being associated with the capital spending program referred to above at Reynolds' Massena plant. Future capital expenditures for environmental control facilities cannot be predicted with accuracy for the reasons cited above; however, it may be expected that environmental control standards will become increasingly stringent and that the expenditures necessary to comply with them could increase substantially.

Reynolds has been identified as a potentially responsible party ("PRP") and is involved in remedial investigations and remedial actions under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and similar state laws regarding the past disposal of wastes at approximately 40 sites in the United States. Such statutes may impose joint and several liability for the costs of such remedial investigations and actions on the entities that arranged for disposal of the wastes, the waste transporters that selected the disposal sites and the owners and operators of such sites; responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, Reynolds is investigating possible environmental contamination, which may also require remedial action, at certain of its present and former United States manufacturing facilities, including contamination by polychlorinated biphenyls ("PCBs") at its Massena, New York primary aluminum production plant which requires remediation. On December 16, 1994, the EPA added Reynolds' Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites; the Company is working cooperatively with the EPA in investigating potential environmental contamination at the Troutdale site. At most of the 40 sites referred to above where Reynolds has been identified as a PRP, it is one of many PRPs, and its share of the anticipated cleanup costs is expected to be small. With respect to certain other sites (not included in the foregoing number) where Reynolds has been identified as a PRP, Reynolds has either fully or substantially settled or resolved actions related to such sites at minimal cost or believes that it has no responsibility with regard to them. Reynolds has been notified that it may be a PRP at certain additional sites.

Reynolds' policy is to accrue remediation costs when it is probable that remedial efforts will be required and the related costs can be reasonably estimated. On a quarterly basis, Reynolds evaluates the status of all sites, develops or revises estimates of costs to satisfy known remediation requirements and adjusts its accruals accordingly. At December 31, 1994, the accrual for known remediation requirements was $272 million. This amount reflects management's best estimate of Reynolds' ultimate liability for such costs. Potential insurance recoveries are not expected to be material and therefore have not been considered. As a result of such factors as the developing nature of administrative standards promulgated under Superfund and other environmental laws; the unavailability of information regarding the condition of potential sites; the lack of standards and information for use in the apportionment of remedial responsibilities; the numerous choices and costs associated with diverse technologies that may be used in remedial actions at such sites; the availability of insurance coverage; the ability to recover indemnification or contribution from third parties; and the time periods over which eventual remediation may occur, estimated costs for future environmental compliance and remediation are necessarily imprecise and it is not possible to predict the amount or timing of future costs of environmental remediation which may subsequently be determined. Based on information currently available, it is management's opinion that such future costs are not likely to have a material adverse effect on Reynolds' competitive or financial position or its ongoing results of operations. However, such costs could be material to future quarterly or annual results of operations.

See the discussion under "Costs and Expenses - Environmental Matters" in
Item 7, and under Note N to the consolidated financial statements in Item 8, of this report regarding the Company's anticipated costs of environmental compliance.


                         RESEARCH AND DEVELOPMENT

Reynolds engages in a continuous program of basic and applied research and development. This program deals with new and improved materials, products, processes and related environmental compliance technologies. It includes the development and expansion of products and markets which benefit from aluminum's light weight, strength, resistance to corrosion, ease of fabrication, high heat and electrical conductivity, recyclability and other properties. Materials involving aluminum, plastics, ceramics and various polymers and their processing are also included in the scope of Reynolds' research and development activity. Expenditures for Reynolds-sponsored research and development activities were approximately $38 million in 1992, $36 million in 1993 and $38 million in 1994.

Reynolds owns numerous patents relating to its products and processes based predominantly upon its in-house research and development activities. The patents owned by Reynolds, or under which it is licensed, generally concern particular products or manufacturing techniques. Reynolds' business is not, however, materially dependent on patents.


                                 EMPLOYEES

At December 31, 1994, Reynolds had approximately 29,000 employees.


                                  TABLE 4
                     Alumina Plants and Energy Supply

                              Rated
                          Capacity(a) at                      Principal
                        December 31, 1994     Energy       Energy Contract
Plant                      Metric Tons      Purchased(b)   Expiration Date
______                  _________________   ____________   _______________

Corpus Christi, Texas     1,600,000(c)      Natural Gas        1995 (d)

Worsley, Australia          952,000(e)      Coal               2002

Stade, Germany              375,000(e)      Natural Gas        1996



                                  TABLE 5
           Primary Aluminum Production Plants and Energy Supply

                             Rated
                         Capacity(a) at                      Principal
                        December 31, 1994     Energy      Energy Contract
Plant                     Metric Tons       Purchased(b)  Expiration Date
______                  _________________   ____________   _______________

Baie Comeau, Canada          400,000        Electricity    2011 and 2014

Longview, Washington         204,000(f)     Electricity    2001

Massena, New York            123,000(f)     Electricity    2013(g)

Troutdale, Oregon            121,000(f)     Electricity    2001

Becancour, Canada             90,000(h)     Electricity    2014

Hamburg, Germany              40,000(h)     Electricity    2000

Ghana, Africa                 20,000(h)     Electricity    1997(i)



                                  TABLE 6
                     Aluminum Capacity and Production

                               (Metric Tons)

                  Primary Aluminum(j)             Reclaimed Aluminum(k)
          ________________________________      ________________________

            Rated                                 Rated
Year      Capacity(a),(f)   Production(f)       Capacity(a)   Production
____      _______________   _____________       ___________   __________

1992          991,000          880,000            510,000       445,000

1993          991,000          869,000            462,000       386,000

1994          998,000          792,000            491,000       409,000

NOTES TO TABLES 4, 5, and 6.

(a) Ratings are estimates at the end of the period based on designed capacity and normal operating efficiencies and do not necessarily represent maximum possible production.

(b)       See "Energy".

(c) In order to balance its alumina supply system, Reynolds has reduced production at its Sherwin alumina plant near Corpus Christi, Texas in connection with the curtailment of operations at its U.S. primary aluminum plants. See "Aluminum Production". At December 31, 1994, the Sherwin plant was operating at 65% of capacity.

(d) At current production levels, approximately 50% of the plant's natural gas requirements is purchased under a nine-month contract and the remainder is purchased under other short-term contracts. Additional natural gas requirements that might arise at higher production levels would also be purchased under short-term contracts. The base term of the nine-month contract referred to above will conclude in August, 1995, but the contract will extend from month to month unless terminated by one of the parties.

(e) Reynolds is entitled to 56% of the production of Worsley and 50% of the production of Stade. Capacity figures reflect Reynolds' share.

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

(h) Reynolds is entitled to 25% of the production of Becancour, 33-1/3% of the production of Hamburg, and 10% of the production of Ghana. Capacity figures reflect Reynolds' share. Production at Ghana has been curtailed since September, 1994 by drought. See "Aluminum Production" and "Energy". At December 31, 1994, Ghana was operating at 70% of capacity.

(i) The power contract provides for a 20-year extension at the option of the smelter owners.

(j) Production is from Reynolds' primary aluminum production operations listed in Table 5.

(k) Production through the second quarter of 1993 is from Reynolds' Bellwood, Virginia; Sheffield, Alabama; and Benton Harbor, Michigan reclamation facilities. Reynolds sold its Benton Harbor, Michigan facility in the second quarter of 1993. Production in 1994 includes the Isernia, Italy reclamation facility, in which Reynolds has a 99.5% equity interest.


Item 2.  PROPERTIES

For information on the location and general nature of Reynolds' principal domestic and foreign properties, see Item 1, BUSINESS. Table 7 lists as of February 15, 1995 Reynolds' wholly-owned domestic and foreign operations and shows the domestic and foreign locations of operations in which Reynolds has interests. Facilities that are under construction or for other reasons have not begun production are not listed. The properties listed are held in fee except as otherwise indicated. Properties held other than in fee are not, individually or in the aggregate, material to Reynolds' operations and the arrangements under which such properties are held are not expected to limit their use. Reynolds believes that its facilities are suitable and adequate for its operations. With the exception of the Longview, Massena, Troutdale and Ghana primary aluminum production plants and the Sherwin alumina plant, as explained above, there is no significant surplus or idle capacity at any of Reynolds' major manufacturing facilities.

                                  TABLE 7

               Wholly-Owned Domestic and Foreign Operations

Manufacturing, Mining and Distribution

Alumina:                        Recycling:
Corpus Christi, Texas           Recycling Plants and
Malakoff, Texas                  Centers (U.S.)(662)**

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

                                Aluminum Cans:
Spent Potliner Treatment:       San Francisco, California
Gum Springs, Arkansas           Torrance, California
                                Tampa, Florida
Extruded Products:              Moultrie, Georgia
Auburn, Indiana                 Honolulu, Hawaii
Louisville, Kentucky            Monticello, Indiana (cans and ends)
El Campo, Texas                 Kansas City, Missouri
Ashland, Virginia*              Fulton, New York
Bellwood, Virginia              Middletown, New York
Richmond Hill, Ontario, Canada  Reidsville, North Carolina (cans and ends)
Ste. Therese, Quebec, Canada    Salisbury, North Carolina
Nachrodt, Germany*              Fort Worth, Texas
Harderwijk, Netherlands         Houston, Texas
Lelystad, Netherlands           Seattle, Washington
Maracay, Venezuela              Milwaukee, Wisconsin
                                Rocklin, California (ends)
                                Bristol, Virginia (ends)
                                Guayama, Puerto Rico

Powder and Paste:               Printing Cylinders:
Louisville, Kentucky            Longmont, Colorado*
                                Atlanta, Georgia*
Electrical Rod:                 Clarksville, Indiana*
Becancour, Quebec, Canada       Louisville, Kentucky (2)
                                Newport, Kentucky*
Foil Feed Stock:                Battle Creek, Michigan*
Hot Springs, Arkansas           St. Louis, Missouri
                                Fulton, New York*
Packaging and Consumer          Wilmington, North Carolina*
Products:                       Exton, Pennsylvania*
Beacon Falls, Connecticut       Franklin, Tennessee*
Louisville, Kentucky            Richmond, Virginia (2)
Mt. Vernon, Kentucky            Toronto, Ontario, Canada
Sparks, Nevada*
Downingtown, Pennsylvania       Reynolds Aluminum Supply
Lewiston, Utah                  Company:
Bellwood, Virginia              Service Centers (U.S.)(27)**
Grottoes, Virginia              Processing Centers (U.S.)(3)**
Richmond, Virginia
South Boston, Virginia          Gold:
Appleton, Wisconsin (2)         Marvel Loch, Southern Cross
Little Chute, Wisconsin           and Mt. Gibson, Western
Weyauwega, Wisconsin              Australia, Australia
Rexdale, Ontario, Canada*
Cap-de-la-Madeleine,            Research and Development
  Quebec, Canada
Latina, Italy                   Richmond, Virginia:
                                Can Division Headquarters
Building and Construction       Corporate Research
Products:                         and Development
Eastman, Georgia*                 Central Laboratories
Bourbon, Indiana                Packaging Technology
Ashville, Ohio
Lynchburg, Virginia             Corpus Christi, Texas:
Weston, Ontario, Canada         Alumina Technology
Merxheim, France*
Nachrodt, Germany               Sheffield, Alabama:
Dublin, Ireland*                Manufacturing Technology
Harderwijk, Netherlands           Laboratory
Lisburn, Northern Ireland*
Service Centers (U.S.)(47)**
Service Centers (Canada) (11)**

Wheels:
Ferrara, Italy

Can Machinery and Systems:
Richmond, Virginia





                             Other Operations
                      In Which Reynolds Has Interests

Australia:                      Guinea:
Bauxite, alumina                Bauxite

Belgium:                        Guyana:
Building products, extrusions   Bauxite*

Brazil:                         Italy:
Bauxite, aluminum cans          Reclamation
  and ends, recycling
                                Russia:
Canada:                         Foil feed stock
Primary aluminum, electric
  power generation, aluminum    Spain:
  wheels                        Mill products, extrusions, foil,
                                  packaging and consumer products,
Colombia:                         printing cylinders
Mill products, extrusions,
  foil                          Venezuela:
                                Primary aluminum, mill products,
Egypt:                            foil, aluminum cans and ends,
Extrusions                        recycling, aluminum wheels

Germany:
Alumina, primary aluminum*

Ghana:
Primary aluminum*


____________________________
*       Leased.
**      Recycling Plants and Centers - 653 leased.
        Building and Construction Products Service Centers - 56 leased. Reynolds Aluminum Supply Company Service Centers - 19 leased. Reynolds Aluminum Supply Company Processing Centers - 1 leased.
***     Held under an installment purchase arrangement.


The titles to Reynolds' various properties were not examined specifically for this report.


Item 3.  LEGAL PROCEEDINGS

On July 29, 1992, the U.S. Environmental Protection Agency (the "EPA") filed an administrative complaint against the Registrant alleging paperwork violations and failure to determine whether certain materials in storage constituted hazardous wastes under the federal Resource Conservation and Recovery Act and state hazardous waste regulations at the Registrant's Longview, Washington primary aluminum production plant. The EPA sought $296,000 in civil penalties. Based on the Registrant's response to the complaint, the EPA dropped certain claims and amended others. The parties agreed to a settlement of the matter under which the Registrant has paid a penalty of $11,250 and has installed certain parts washing stations at the Longview plant.

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

On November 9, 1993, counsel for the St. Regis Mohawk Tribe served the Registrant with a notice of intent to file a citizen suit for alleged violations of the federal Clean Air Act and certain New York state air emission standards at the Registrant's Massena, New York primary aluminum production plant. Subsequently, the State of New York alleged that the Registrant's emissions were causing a violation of certain state air emission standards. In October, 1994, based on an agreement in principle with the State to resolve environmental issues at the plant, the Registrant approved a five-year capital spending program of an estimated $150 million to $200 million to modernize the Massena plant and significantly reduce air emissions from the plant. The Registrant will accelerate certain expenditures believed necessary to achieve compliance with the MACT standards, although the EPA is not expected to establish such standards until 1996 or 1997. See the discussion of Clean Air Act compliance costs in Item 1 under the caption "Environmental Compliance".

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of 1994.


Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant are as follows:


     Name                 Age*  Positions Held During Past Five Years

Richard G. Holder         63    Chairman of the Board and Chief Executive
                                Officer since May 1992.  President and
                                Chief Operating Officer 1988-1992.
                                Director since 1984.

Yale M. Brandt            64    Vice Chairman since May 1992.  Executive
                                Vice President, Fabricated Industrial
                                Products 1990-1992.  Director since 1988.

Randolph N. Reynolds      53    Vice Chairman since January 1994.
                                Executive Vice President, International
                                1990-1994.  President, Reynolds
                                International, Inc. ("RII"), a subsidiary of the Company, since November 1980, and Chief Executive Officer of RII since
                                November 1981.  Director since 1984.

Jeremiah J. Sheehan       56    President and Chief Operating Officer
                                since January 1994.  Executive Vice
                                President, Fabricated Products 1993-1994.
                                Executive Vice President, Consumer and
                                Packaging Products 1990-1993.  Director
                                since January 1994.

Henry S. Savedge, Jr.     61    Executive Vice President and Chief
                                Financial Officer since May 1992.  Vice
                                President, Finance 1990-1992.  Director
                                since 1992.

Donald T. Cowles          47    Executive Vice President, Human Resources
                                and External Affairs since February 1993.
                                Vice President, General Counsel and
                                Secretary 1989-1993.

J. Wilt Wagner            53    Executive Vice President, Raw Materials,
                                Metals and Industrial Products since March
                                1993.  Executive Vice President,
                                Fabricated Industrial Products 1992-1993.
                                Vice President, Mill Products Division
                                1990-1992.

James R. Aitken           60    Vice President since April 1994.
                                Executive Vice President, RII since March
                                1993.  Vice President Europe of RII and
                                President, Reynolds (Europe) Ltd., a
                                subsidiary of RII, 1987-1993.

Thomas P. Christino       55    Vice President, Flexible Packaging
                                Division since November 1993.  Flexible
                                Packaging Division General Manager
                                1992-1993.  Flexible Packaging Products
                                National Sales and Marketing Manager 1987-
                                1992.

Eugene M. Desvernine      53    Vice President since April 1994.
                                Executive Vice President, RII since March
                                1993.  Vice President Latin America of RII
                                1982-1993.

Allen M. Earehart         52    Vice President, Controller since April
                                1994.  Controller 1993-1994.  Director,
                                Corporate Accounting 1982-1993.

E. Jack Gates             53    Vice President, Raw Materials and Precious
                                Metals Division since April 1993.  Raw
                                Materials and Precious Metals Division
                                General Manager 1993.  Reduction Division
                                General Manager 1990-1993.

Rodney E. Hanneman        58    Vice President, Quality Assurance and
                                Technology Operations since March 1985.

Douglas M. Jerrold        44    Vice President, Tax Affairs since April
                                1990.

D. Michael Jones          41    Vice President, General Counsel and
                                Secretary since February 1993.  Associate
                                General Counsel and Assistant Secretary
                                1990-1993.

John B. Kelzer            58    Vice President, Extrusion Division since
                                April 1993.  Extrusion Division General
                                Manager 1990-1993.

William E. Leahey, Jr.    45    Vice President, Can Division since April
                                1993.  Can Division General Manager
                                1992-1993.  Can Division Sales and
                                Marketing Director 1990-1992.

John M. Lowrie            54    Vice President, Consumer Products Division
                                since October 1988.

John M. Noonan            61    Vice President, Construction Products and
                                Properties Divisions since January 1984.

Paul Ratki                55    Vice President, Metals Division since
                                April 1994.  Reduction and Reclamation
                                Division General Manager 1993-1994.
                                Reduction and Reclamation Division
                                Operations Manager 1991-1993.  Executive
                                Vice President, Canadian Reynolds Metals
                                Company, Limited, a subsidiary of the
                                Company, since April 1987.

William G. Reynolds, Jr.  55    Vice President, Government Relations and
                                Public Affairs since 1980.

Julian H. Taylor          51    Vice President, Treasurer since April
                                1988.

C. Stephen Thomas         55    Vice President, Mill Products Division
                                since May 1992.  Vice President, Can
                                Division 1990-1992.  Vice President,
                                Operations, Can Division July-December
                                1990.  Vice President, Extrusion Division
                                1987-1990.

Nicholas D. Triano        63    Vice President, Materials Management since
                                April 1989.

_______________
*  As of February 17, 1995


                                  PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Registrant's Common Stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. At February 21, 1995, there were 10,306 holders of record of the Registrant's Common Stock.

The high and low sales prices for shares of the Registrant's Common Stock as reported on the New York Stock Exchange Composite Transactions Tape and the dividends declared per share during the periods indicated are set forth below:

                                   High         Low        Dividends

         1994

            First Quarter        $54-5/8      $44-7/8        $.25
            Second Quarter        50-5/8       40-3/8         .25
            Third Quarter             58       47-1/4         .25
            Fourth Quarter        59-3/8       44-3/4         .25

         1993

            First Quarter        $58-7/8      $48-5/8        $.45
            Second Quarter            49           42         .25
            Third Quarter         52-3/4       41-5/8         .25
            Fourth Quarter        48-7/8       41-1/8         .25


On February 17, 1995, the Board of Directors declared a dividend of $0.25 per share of Common Stock, payable April 3, 1995 to stockholders of record on March 3, 1995.

Item 6.  SELECTED FINANCIAL DATA

Consolidated Income Statements (In millions, except per share amounts)

                                            1994       1993       1992        1991       1990
                                         _____________________________________________________

Net sales                                $5,879.1   $5,269.2   $5,592.6    $5,730.1   $6,022.4
Equity, interest and other income            45.9       25.0       27.7        54.4       53.3
Gains on sales of assets                     88.2          -       36.1           -          -
                                         _____________________________________________________

                                          6,013.2    5,294.2    5,656.4     5,784.5    6,075.7
                                         _____________________________________________________

Cost of products sold                     5,278.5    4,930.3    5,031.8     5,010.3    5,023.6
Operational restructuring and asset
    revaluation costs                           -      348.2      106.4           -          -
Selling, administrative and general
    expenses                                389.0      371.6      382.8       393.0      384.1
Interest expense                            155.6      159.2      166.8       160.9       96.1
Provision for estimated
    environmental costs                         -          -      164.0           -      150.0
                                         _____________________________________________________

                                         5,823.1    5,809.3    5,851.8     5,564.2    5,653.8
Income (loss) before income taxes
    and cumulative effects of
    accounting changes                      190.1    (515.1)    (195.4)       220.3      421.9
Taxes on income (credit)                   68.4    (193.0)     (86.2)        66.2      125.3
                                         _____________________________________________________

Income (loss) before cumulative
    effects of accounting changes           121.7    (322.1)    (109.2)       154.1      296.6
Cumulative effects of accounting
    changes (1)                                 -          -    (639.6)           -          -
                                         _____________________________________________________

Net income (loss)                          $121.7   $(322.1)   $(748.8)      $154.1     $296.6
                                         =====================================================



Amounts per common share
   Primary earnings (losses)                $1.42    $(5.38)   $(12.56)       $2.60      $5.01
                                         =====================================================

    Cash dividends declared                 $1.00      $1.20      $1.80       $1.80      $1.80
                                         =====================================================


Other items:
    Total assets                         $7,461.3   $6,708.6   $6,897.0    $6,685.3   $6,527.1
                                         =====================================================


    Long-term debt                       $1,848.4   $1,989.6   $1,797.7    $1,854.3   $1,741.5
                                         =====================================================

(1) See Item 8. Financial Statements and Supplementary Data - Notes J and K. /TABLE

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements, related notes and other sections of this report.

RESULTS OF OPERATIONS

Increased shipments, higher prices, and a shift in product mix to higher valued-added products contributed to Reynolds return to profitability in 1994.

          (In millions, except per share amounts)             1994         1993         1992
                                                              ____        ____          ____

  Net income (loss) before special items                     $65.2       $(94.6)        $44.6
  Special items                                               56.5       (227.5)       (793.4)
  Net income (loss)                                          121.7       (322.1)       (748.8)
  Preferred stock dividends                                   34.1          -             -
  Net income (loss) available to common stockholders          87.6       (322.1)       (748.8)

  Earnings (loss) per share before special items             $1.06       $(1.58)        $ 0.75
  Special items                                                .92        (3.80)       (13.31)
  Preferred dividends                                         (.56)          -            -
  Earnings (loss) per share - net                             1.42        (5.38)       (12.56)

Special items recorded in these periods were:

1994 - gains of $41 million, or 66 cents per share, from the sale of Reynolds Australia Metals, Ltd. (which held a 40% interest in the
Boddington Gold Mine), and $16 million, or 26 cents per share, from the sale of timberland in the Pacific Northwest.

1993 - charges of $228 million, or $3.80 per share, principally to cover the costs associated with temporarily curtailing primary aluminum production and restructuring certain aluminum sheet, plate and extrusion operations.

1992 - special items of $793 million, or $13.31 per share, principally charges relating to the adoption of new accounting standards.

For additional information on results and special items, see Notes J, K, N, and O to the consolidated financial statements and the quarterly results of operations following the consolidated financial statements.


Shipments and Net Sales

___________________________________________________________________________

Aluminum (metric tons in thousands and dollars in millions, except per pound amounts)
___________________________________________________________________________

                                         1994      1993       1992
                                      _____________________________

    Product shipments (metric tons)     1,573     1,494      1,474

    Net sales                          $4,493    $3,943     $4,331

    Per pound:
      Fabricated                        $1.48     $1.45      $1.61
      Primary                           $0.72     $0.56      $0.60

___________________________________________________________________________


Shipments increased for the ninth consecutive year and helped revenues rebound in 1994 after a four-year decline. The increase in 1994 shipments reflects the continuing recovery in major global economies, particularly in the United States and Europe, as well as the net effect of strategic acquisitions and recent restructuring activities.

Higher shipments were realized for most value-added fabricated aluminum products in 1994 and 1993, particularly for beverage cans and ends in 1994 as a result of the Company's acquisition of can manufacturing facilities in late 1993 and mid-1994. The increase in can shipments also represents a rebound in the beverage industry, which had been hampered in the previous two years by weather-related factors that lessened demand for beer and soft drinks, and is particularly noteworthy in light of the continuing advancements that are being made to produce thinner gauges of can body and end stock, which reduces overall tonnage volume. Shipments of other aluminum sheet products were lower in 1994 due to the restructuring of the Company's Illinois sheet and plate facility.

Aluminum product prices benefited in 1994 from an improvement in demand, as well as a shift in mix toward higher value-added products. Fabricated aluminum prices stabilized in 1994, with the exception of can and can sheet prices, due to higher demand for the Company's value-added fabricated products. The decline in net sales in 1993 was attributable almost entirely to a decline in prices for aluminum products.

Higher sales were realized for most non-aluminum products in 1994, particularly stainless steel, building products and packaging.

___________________________________________________________________________

Non-aluminum products (in millions)        1994     1993      1992
                                         _________________________

    Net sales                            $1,386   $1,326    $1,262
___________________________________________________________________________

Gold sales were lower in 1994 due to the divestiture of an Australian gold mining operation. The increase in net sales of non-aluminum products in 1993 was due to higher gold production and higher sales of stainless steel and building products, which were partially offset by lower packaging sales.

The increase in equity, interest and other income in 1994 was due principally to improved and expanded South American can operations and higher interest income due to an increase in the amount of funds invested.

Costs and Expenses

Cost of products sold increased in 1994 due principally to higher raw material costs, higher shipments and a shift in product mix to higher value-added aluminum products. Costs were unfavorably impacted in 1994 and favorably impacted in 1993 by energy and outside purchases of aluminum scrap and other aluminum products that are related to the price of primary aluminum. In 1994 and 1993, the Company experienced lower costs for certain raw materials used in primary aluminum production.

Costs were also adversely affected in 1994 and 1993 by lower capacity utilization at primary aluminum and alumina production facilities resulting from curtailments made in response to the oversupply of aluminum on world markets. The Company temporarily curtailed U.S. primary aluminum production by 88,000 metric tons in 1993 and 121,000 metric tons in 1991. These curtailments total 21% of its 998,000 metric ton worldwide capacity. To balance the Company's alumina system, production at the Texas alumina refinery has been reduced. In 1994, the Company benefited from higher capacity utilization at its aluminum fabrication operations.

Partially offsetting the increases in costs are performance improvements that have been made across all operations and include reducing costs, improving processes and exiting uneconomic operations. These performance improvements are expected to continue providing benefits in the future.

Restructuring actions for which charges were taken in 1993 and 1992 reduced 1994 operating costs. Most significant was the restructuring of the Company's sheet and plate facility in Illinois, where the production of various common alloy aluminum sheet products was discontinued by mid-1994. The plant has been streamlined to manufacture sheet and plate products for the automotive, aircraft and aerospace markets. Extrusion operations also were restructured in 1993 to increase competitiveness and focus on markets with the greatest growth potential. As a result, production of irrigation tubing was discontinued at a California facility and a Kentucky operation was converted to manufacture products for the automotive industry. (See Note O to the consolidated financial statements.)

The increase in selling, administrative and general expenses in 1994 was due principally to the higher level of business activity and related promotional and selling expenses and higher employment costs. The decline in these expenses in 1993 was due to benefits resulting from an early retirement program and other cost reductions.

Interest expense declined in 1994 due to lower amounts of debt outstanding and in 1993 due to lower rates. The Company uses interest rate swap agreements to manage its exposure to interest rate fluctuations after considering market conditions and levels of variable-rate and fixed-rate debt outstanding. These arrangements caused interest expense to be slightly lower in 1994 and 1993, and slightly higher in 1992. The intent is to provide for lower interest expense during economic downturns, with the potential for higher interest cost during periods of economic growth. (See Note H to the consolidated financial statements.)

Annual capital expenditures for equipment designed for environmental control purposes, excluding the cost of a new spent potliner treatment facility in Arkansas, averaged approximately $33 million over the last three years. Ongoing environmental operating costs for the same period averaged approximately $70 million per year. The Company estimates that operating expenditures for 1995 through 1997 will remain at approximately these same levels; annual capital expenditures for environmental control facilities are estimated at approximately $55 million in 1995, $57 million in 1996 and $95 million in 1997, the majority of such expenditures being associated with the capital spending program referred to below at the Company's New York primary aluminum production plant.

The Company's spending on environmental compliance will be influenced by future environmental regulations, including those to be issued under the Clean Air Act Amendments of 1990. In 1994, plans were announced for a $150 million to $200 million, five-year capital spending program at the Company's primary aluminum production plant in New York. The project includes new air emissions controls and a phased modernization of the plant's production lines. The Company will accelerate certain expenditures believed necessary to achieve compliance with the Clean Air Act's Maximum Achievable Control Technology standards, although the U.S. Environmental Protection Agency (the "EPA") is not expected to establish such standards until 1996 or 1997. Based on current information, it is estimated that compliance with the Clean Air Act's hazardous air pollutant standards will require at least $250 million of capital expenditures (including a portion of the expenditures at the New York plant referred to above) beginning in the latter half of this decade, principally at the Company's U.S. primary aluminum plants.

Reynolds is involved in remedial investigations and actions at various locations, including EPA Superfund sites where the Company and, in most cases, others have been designated as potentially responsible parties.

The Company accrues remediation costs when it establishes the probability that such efforts will be required and the costs can be estimated. In 1992 and 1990, the Company recorded pretax environmental charges of $164 million and $150 million, respectively. The Company evaluates the status of all significant existing or potential environmental issues quarterly, develops or revises cost estimates to satisfy known remediation requirements, and adjusts the accrual accordingly. At December 31, 1994, the accrual was $272 million ($298 million at December 31, 1993) and reflects management's best estimate of the Company's ultimate liability for known remediation costs.

In estimating anticipated costs, the Company considers the extent of its involvement at each site, joint and several liability provisions under applicable law, and the likelihood of obtaining contributions from other potentially responsible parties. Potential insurance recoveries are not expected to be material and therefore have not been considered. Based on information currently available, remediation expenditures relating to costs currently accrued are expected to be made over the next 15 to 20 years with the majority spent by the year 2000. Cash flows from operations are expected to provide most of the funds for capital, operating and remediation expenditures.

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


Taxes on Income

The Company pays U.S. federal and state taxes and foreign taxes based on the laws of the various jurisdictions in which it operates. The effective tax rates reflected in the income statement differ from the U.S. federal statutory rate principally because of state and foreign taxes and the effects of percentage depletion allowances. In 1993, the effect of changes in rates in the U.S. and Quebec, Canada, generally offset one another in terms of the impact on the Company's results. A reconciliation of the effective rates is included in Note K to the consolidated financial statements.

At December 31, 1994, the Company had recorded $976 million of deferred tax assets, which relate primarily to its U.S. and Canadian tax positions. The significant portions of these assets relate to accrued costs for employee health care, restructuring and other special charges. A major portion of these assets will be realized in the future through the reversal of temporary differences, principally depreciation. To the extent that these assets are not covered by reversals of depreciation, the remainder is expected to be realized through U.S. and Canadian income earned in future periods. The Company has worldwide operations in many tax jurisdictions, which generate deferred tax assets and/or liabilities. Deferred tax assets and liabilities have been netted by jurisdiction and this results in both a deferred tax asset and a deferred tax liability on the balance sheet.

The Company has a strong history of sustainable earnings despite losses in 1993 and 1992, which included a number of significant special charges. However, even without considering projections of income, certain tax planning strategies, such as changing the method of valuing inventories from LIFO to FIFO and/or entering into sale-leaseback transactions, would generate sufficient taxable income to realize the portion of the asset related to U.S. operations. Also, the majority of the U.S. tax carryforward benefits, which are included as part of the deferred tax asset, can be carried forward indefinitely. Tax planning strategies related to the Company's Canadian operations could be used, if necessary, to realize the Canadian deferred tax assets. Such strategies include the flexibility provided in the Canadian tax laws for tax depreciation claimed and the ability to generate income on advance sales of products to the U.S. parent.

Based on its evaluation of these matters, the Company is confident that its deferred tax assets will be realized and is not aware of any events or uncertainties that could significantly affect its conclusions regarding realization. The Company reassesses the realization of deferred tax assets quarterly and, if necessary, adjusts its valuation allowance accordingly. (See Note K to the consolidated financial statements.)

Cumulative Effects of Accounting Changes

In 1992, the Company adopted FAS No. 106, requiring accrual accounting for postretirement benefits other than pensions, and FAS No. 109, which requires use of the liability method of determining deferred income taxes. Charges of $610 million (FAS No. 106) and $30 million (FAS No. 109) were recognized in 1992 for the cumulative effects of these accounting changes. The adoption of FAS No. 109 enabled the Company to fully recognize the deferred tax benefits associated with the adoption of FAS No. 106. Additional information is included in the discussions of postretirement benefits and deferred taxes. (See Notes J and K to the consolidated financial statements.)
OPERATING AREA ANALYSIS

                                              Net Sales                          Shipments
                                            (in millions)               (metric tons in thousands)
                                  _________________________________________________________________
                                      1994        1993       1992         1994     1993       1992
                                  _________________________________________________________________
Finished products and other sales
Packaging and containers:
   Aluminum                        $1,583.2   $1,262.3   $1,357.2       358.5      267.9      268.3
   Non-aluminum                       529.5      511.0      522.6
Other aluminum                        449.1      359.2      339.9       151.1      123.6      111.1
Other non-aluminum                    478.5      395.6      362.5
                                  _________________________________________________________________
                                    3,040.3    2,528.1    2,582.2       509.6      391.5      379.4
                                  _________________________________________________________________

Production and processing
Primary aluminum                      440.4      379.9      364.4       277.2      309.4      275.2
Flat rolled                         1,003.1    1,063.3    1,187.4       417.8      452.4      455.6
Extruded and drawn                    626.6      526.1      683.4       211.3      182.9      189.2
Other aluminum                        390.8      352.1      398.4       156.7      157.7      174.7
Other non-aluminum                    261.6      289.0      278.6
Gold                                  116.3      130.7       98.2
                                  _________________________________________________________________
                                    2,838.8    2,741.1    3,010.4     1,063.0    1,102.4    1,094.7
                                  _________________________________________________________________
Net Sales                          $5,879.1   $5,269.2   $5,592.6     1,572.6    1,493.9    1,474.1
                                  =================================================================

Additional financial information relative to Reynolds operations and identifiable assets by geographic and operating areas is presented in Note P to the consolidated financial statements.

FINISHED PRODUCTS AND OTHER SALES: Shipments increased 30% in 1994 after a 3% increase in 1993. The 1994 increase was due primarily to higher shipments of cans and ends and some improvements in shipments to the distributor and building and construction markets. Shipments in 1993 increased due to higher shipments of consumer products, building and construction products, and distributor sheet and extrusions. The increase in net sales and operating profit in 1994 was due to the higher shipping volume. Higher sales of non-aluminum products in 1994, principally to the distributor and building and construction markets, were offset by lower realized aluminum prices, principally for cans and ends. The decline in net sales in 1993 was due to lower aluminum prices. Operating profit declined in 1993 primarily because of lower aluminum prices, which were partially offset by lower aluminum raw material costs.

PRODUCTION AND PROCESSING: After remaining relatively stable in 1993, aluminum shipments dipped slightly in 1994. Declines in shipments of can sheet and primary aluminum in 1994 were mostly offset by higher shipments of other sheet products and extrusions by foreign subsidiaries. In 1993, a decline in shipments of can sheet was offset by an increase in shipments of other sheet products. Shipments of can sheet to external customers were lower in 1994 due to greater internal consumption by the Company's growing can manufacturing operations, and in 1993 due to lessened demand in the beverage industry. Net sales and operating profit in 1994 increased due to higher prices for primary and recycled aluminum, partially offset by lower volume and non-aluminum product sales. In 1993, net sales and operating profit declined primarily due to lower aluminum prices. This effect on operating profit was partially offset by lower raw material costs. Gold production was approximately 300,000 ounces in 1994, 360,000 ounces in 1993 and 271,000 ounces in 1992.

GEOGRAPHIC: Increases in 1994 revenues and operating profits in the domestic, Canadian and European operating areas were principally due to a shift in mix toward higher value-added products and higher prices for primary and recycled aluminum. In addition, 1994 domestic operations benefited from higher shipments, primarily of cans and ends. Declines in 1993 revenues and operating profits in the domestic, Canadian and European operating areas were due primarily to lower aluminum prices.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Greater amounts of working capital were needed in 1994 to support a higher level of business activity. Working capital also increased as a result of short-term investments of a portion of the proceeds from the Company's preferred stock issued in early 1994. Working capital totaled $898 million at the end of 1994 compared to $409 million at the end of 1993. The ratio of current assets to current liabilities was 1.6/1 at the end of 1994 compared to 1.3/1 at the end of 1993. The Company continues its emphasis on capital resource management.

Operating Activities

Cash provided from operations in 1994, 1993 and 1992 amounted to $493 million, $259 million and $301 million, respectively. These funds were used for investing activities during this period and financing activities in 1993 and 1992. Cash on hand was used in 1993 to supplement the funds generated from operations.

Investing Activities

Substantial investments have been made to provide the Company with low-cost operations in most of its raw materials, industrial and finished products businesses. With this foundation in place, the Company is now focusing its capital investing on strategic areas for expansion and on further quality and efficiency enhancements. Capital investments over the past three years include amounts for acquisitions, construction of new facilities, capacity expansions and equipment upgrades. Acquisitions in 1994 and 1993 included a metals distribution business, additional alumina capacity and can manufacturing facilities that increased the Company's U.S. can-making capacity by 70%. In addition to the acquisitions, the Company has expanded capacity and modernized production at other can manufacturing facilities and is a joint venture participant in the construction of can manufacturing facilities in Argentina, Brazil, Chile and Saudi Arabia. In connection with the Company's strategy to expand its can manufacturing capability, a capacity expansion and quality improvement program is continuing at a can sheet operation in Alabama. To better serve the growing transportation market, equipment was upgraded at an Illinois sheet and plate facility and construction was completed in 1994 of a facility in Indiana to produce bumpers and other automotive components. In addition, aluminum wheel production was expanded and a purchased facility in Wisconsin is being modified and equipped to produce aluminum wheels beginning in 1995. Constructed facilities also include an electrical rod plant in Canada, an aluminum recycling plant in Italy and a plant in Arkansas that processes spent potliner into an environmentally acceptable material with potential for recycling. Capacity expansions, equipment upgrades and/or improvement programs have been completed at a number of other facilities.

Capital investments in 1995 are expected to total approximately $575 million. Major projects include the modernization and expansion of can manufacturing facilities (including participation in construction of the overseas can plants referred to previously); continuing improvements at the can sheet facility in Alabama; modification and equipping of the wheel facility in Wisconsin; modernization of the Company's primary aluminum production plant in New York; expansion of foil rolling capacity at a plant in Kentucky; capacity expansion at a plastic film plant in Virginia; equipment upgrades at a number of other facilities; and strategic investments. These capital investments will be funded primarily with cash generated from operations, proceeds from the sale of non-core assets and a portion of the remaining proceeds from the Company's preferred stock issue completed in early 1994.

The Company continues its strategy of selling non-core assets and redeploying the proceeds into value-added businesses. In 1994, the Company sold a can manufacturing facility in Austria, a subsidiary that held a 40% investment in an Australian gold mine and timberland in the Pacific Northwest. An aluminum reclamation plant in Michigan was sold in 1993 and the Company sold its North American wire and cable operations and its investment in Eskimo Pie Corporation in 1992. The proceeds from these divestitures have been used to either repay debt or to invest in value-added businesses targeted for future growth. A portion of the proceeds has been invested pending its future use for capital expenditures, strategic investments and general corporate purposes.

Financing Activities

The Company believes its available financial resources (including cash and investments of over $400 million), together with internally generated funds, are sufficient to meet its business needs at the present time and for the foreseeable future. The Company continues to exceed the financial ratio requirements contained in its financing arrangements and expects to do so for the foreseeable future. Following is a summary of significant financing activities over the past three years:

1992:

- -- Issued $97 million of medium-term notes at an average rate of 8.3% that mature in 1999 to 2007
- --  Issued $43 million of variable rate tax-exempt bonds that mature in
    2022
- -- Increased net short-term borrowings by approximately $200 million made primarily under a $285 million short-term credit facility ($230 million was outstanding at December 31, 1992, at a variable rate of 4.1%), of which $173 million was reclassified to long-term

Proceeds from these activities were used for voluntary prepayments of higher-cost debt, scheduled debt payments and other financing activities. Proceeds from the tax-exempt bonds were used to fund a portion of the costs to construct the spent potliner treatment plant in Arkansas.

1993:

- -- Issued $78 million of medium-term notes at an average rate of 7.5% that mature in 2004 to 2013
- --  Issued $285 million of 6-5/8% amortizing notes due between 1998 and
    2002
- -- Borrowed $150 million under a bank credit agreement that requires a single repayment in 1998 and bears interest at a variable rate

Proceeds from these activities were used for voluntary prepayment of $143 million of a term loan agreement, refinancing approximately $200 million of short-term obligations, scheduled payments on long-term obligations of approximately $100 million and for general corporate purposes.

1994:

- -- Issued 11 million shares of 7% PRIDES, convertible preferred stock for $47.25 (stated value) per share, which generated $505 million of net proceeds
- -- Replaced $490 million of revolving credit facilities with a new $500 million credit facility that expires in 1999
- -- Voluntarily prepaid the remaining balance ($72 million) of a term loan agreement and repaid the balance ($50 million) of commercial paper outstanding

Proceeds from the PRIDES issue were used for capital investments in 1994 and to repay obligations incurred in the fourth quarter of 1993 in connection with the acquisition of Miller Brewing Company's can manufacturing operations. The remainder of the proceeds is being invested pending its future use for capital expenditures, strategic investments and general corporate purposes.

In 1993, the Company filed a registration statement relating to the contribution, through December 31, 1995, of up to 3 million shares of common stock to its pension plans. The Company contributed to its pension plans 600,000 shares (valued at approximately $28 million) in 1993, and 1.5 million shares (valued at approximately $77 million) in 1994.

At December 31, 1994, $222 million of the Company's $1.65 billion shelf registration remained available for the issuance of debt securities.

STRATEGY AND OUTLOOK

The Company believes the long-term fundamentals for the aluminum industry are sound, and that prospects are excellent for continued growth of global aluminum demand over the next several years. Economic recoveries in Europe and Japan, plus rapid growth in the developing world, are expected to propel Western World aluminum consumption up almost 5% in 1995. Worldwide industry shipments to the transportation market are expected to rise significantly due to a combination of factors that includes continuing incremental gains in aluminum-pounds-per-car and strong truck and trailer activity. The rate of growth in the domestic aluminum can market is expected to decline slightly, but this should be largely offset by the aluminum can's continued expansion into international markets. Some weakness may occur in the construction market as an anticipated decline in housing starts is only partially offset by rising remodeling and nonresidential construction.

Reynolds strategy is to continue improving its competitive position as a vertically integrated producer of value-added aluminum products, with emphasis on growth opportunities in its core downstream fabricating operations serving the packaging, consumer products, can, transportation, building and construction, and infrastructure markets. To improve its competitiveness, Reynolds has undertaken continuing intensive cost reduction and performance improvement programs that include work force reductions, permanent closures of higher cost facilities, disposal of uneconomic and non-core assets, and operational and organizational restructuring. The Company's restructuring efforts and performance improvements of the past few years, along with improving economic conditions which are expected to create a strong demand for aluminum, should contribute significantly to Reynolds operating results.

Primary aluminum is an internationally traded commodity. The price of primary aluminum is subject to worldwide market forces of supply and demand. Prices can be volatile and fluctuations influence the Company's financial results. The world market is still recovering from a serious supply-demand imbalance that began in the early 1990's, and there may be periods of marked short-term price volatility. The Company's strategy of being a vertically integrated producer of value-added aluminum products reduces its exposure to these fluctuations, but does not eliminate the risk. The Company manages its exposure to these fluctuations, after giving consideration to market conditions, sale and purchase transactions, overall business strategies and other factors that affect the Company's risk profile, with contractual arrangements including fixed price sales contracts, fixed price supply contracts, and forward and futures contracts. Through these activities the Company balances its risk profile consistent with management's operational strategies.

In addition to the price risk referred to above, Reynolds is exposed to general financial, political, economic and business risks in connection with its worldwide operations. The Company continues to evaluate and manage its operations in a manner to mitigate the effects from exposure to such risks.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS       (In millions, except per share amounts)
====================================================================================================

Years ended December 31                                                  1994       1993       1992
____________________________________________________________________________________________________

REVENUES
    Net sales (Note A)                                               $5,879.1   $5,269.2   $5,592.6
    Equity, interest and other income                                    45.9       25.0       27.7
    Gains on sales of assets (Note B)                                    88.2          -       36.1
                                                                     ______________________________

                                                                      6,013.2    5,294.2    5,656.4
                                                                     ______________________________

COSTS AND EXPENSES
    Cost of products sold                                             5,278.5    4,930.3    5,031.8
    Operational restructuring and asset revaluation costs (Note O)          -      348.2      106.4
    Selling, administrative and general expenses                        389.0      371.6      382.8
    Interest - principally on long-term obligations (Note H)            155.6      159.2      166.8
    Provision for estimated environmental costs (Note N)                     -         -      164.0
                                                                     ______________________________

                                                                     5,823.1    5,809.3    5,851.8
                                                                     ______________________________

EARNINGS
    Income (loss) before income taxes and cumulative
        effects of accounting changes                                   190.1    (515.1)    (195.4)
    Taxes on income (credit) (Note K)                                  68.4    (193.0)     (86.2)
                                                                     ______________________________

    Income (loss) before cumulative effects of
        accounting changes                                              121.7    (322.1)    (109.2)
    Cumulative effects of accounting changes (Notes J and K)                -          -    (639.6)
                                                                     ______________________________

NET INCOME (LOSS)                                                       121.7    (322.1)    (748.8)
    Preferred stock dividends (Note I)                                   34.1          -          -
                                                                     ______________________________

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                       87.6    (322.1)    (748.8)
RETAINED EARNINGS
    Balance at beginning of year                                        953.8    1,347.8    2,203.9
    Cash dividends on common stock (Note I)                              61.9       71.9      107.3
                                                                     ______________________________

    Retained earnings at end of year                                   $979.5     $953.8   $1,347.8
                                                                     ==============================

EARNINGS PER COMMON SHARE (Note A)
    Average shares outstanding                                           61.8       59.9       59.6
    Income (loss) before cumulative effects of
        accounting changes                                              $1.42    $(5.38)    $(1.83)
    Cumulative effects of accounting changes                                -          -    (10.73)
                                                                     ______________________________
    Net income (loss)                                                   $1.42    $(5.38)   $(12.56)
                                                                     ==============================

CASH DIVIDENDS PER COMMON SHARE                                         $1.00      $1.20      $1.80
                                                                     ==============================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET  (In millions)
====================================================================================================
December 31                                                               1994            1993
____________________________________________________________________________________________________
ASSETS
Current assets
      Cash and cash equivalents                                         $308.3           $19.2
      Short-term investments (Note C)                                    125.4               -
      Receivables
          Customers, less allowances of $19.4 (1993 - $16.7)             851.4           670.4
          Other                                                          110.8           123.8
                                                                      ______________________________

          Total receivables                                              962.2           794.2
      Inventories (Note D)                                               873.1           731.8
      Prepaid expenses                                                    53.1            44.8
                                                                      ______________________________

            Total current assets                                       2,322.1         1,590.0
    Unincorporated joint ventures and associated
        companies (Note E)                                               856.1           832.5
    Property, plant and equipment - net (Note F)                       3,108.4         3,081.2
    Deferred taxes (Note K)                                              425.5           408.2
    Other assets                                                         749.2           796.7
                                                                      ______________________________

            Total assets                                              $7,461.3        $6,708.6

                                                                      ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities (Note G)
      Accounts payable, accrued and other liabilities                 $1,286.2          $979.9
      Indebtedness                                                       138.3           201.0
                                                                      ______________________________

            Total current liabilities                                  1,424.5         1,180.9
    Long-term debt (Note H)                                            1,848.4         1,989.6
    Postretirement benefits (Note J)                                   1,144.6         1,260.9
    Environmental (Note N)                                               235.5           258.9
    Deferred taxes (Note K)                                              183.2           156.8
    Other liabilities                                                    353.4           238.6
    Stockholders' equity
        Preferred stock (Note I)                                         505.1               -
        Common stock (Note I)                                            869.7           784.2
        Retained earnings                                                979.5           953.8
        Cumulative currency translation adjustments (Note I)            (42.9)          (49.9)
        Pension liability adjustment (Note J)                           (39.7)          (65.2)
                                                                      ______________________________

            Total stockholders' equity                                 2,271.7         1,622.9
    Contingent liabilities and commitments (Notes M and N)
                                                                      ______________________________

            Total liabilities and stockholders' equity                $7,461.3        $6,708.6
                                                                      ==============================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS  (In millions)
====================================================================================================
Years ended December 31                                                 1994        1993      1992
____________________________________________________________________________________________________
OPERATING ACTIVITIES
    Net income (loss)                                                 $121.7     $(322.1)  $(748.8)
    Adjustments to reconcile to net cash provided by
        operating activities:
            Depreciation and amortization (Note F)                     294.8       287.0     284.0
            Gains on sales of assets (Note B)                          (88.2)          -     (36.1)
            Deferred taxes (Note K)                                      6.9      (160.6)   (119.1)
              Estimated operational restructuring, asset
                revaluation and environmental costs (Notes N and O)        -       344.3     268.2
            Cumulative effects of accounting changes (Notes J and K)       -           -     639.6
            Other                                                       42.3       105.9     100.5
            Changes in operating assets and liabilities net
                of effects from acquisitions and dispositions:
                    Accounts payable, accrued and other liabilities    272.1        50.1      (2.5)
                    Receivables                                       (172.9)      (55.3)     31.9
                    Inventories                                       (105.9)       70.0     (34.6)
                    Other                                              122.2       (60.6)    (81.9)
                                                                     ______________________________

    Net cash provided by operating activities                          493.0       258.7     301.2
INVESTING ACTIVITIES
    Capital investments                                               (404.3)     (400.5)   (325.4)
    Proceeds from sales of assets                                      162.5        35.5      95.6
    Purchases of debt securities (Note C)                             (138.7)          -         -
    Other                                                              (57.1)       59.9     (21.8)
                                                                     ______________________________

    Net cash used in investing activities                             (437.6)     (305.1)   (251.6)
FINANCING ACTIVITIES
    Proceeds from preferred stock issue (Note I)                       505.1           -         -
    Proceeds from long-term obligations                                    -       544.8     316.3
    Reduction of long-term debt and other financing
        liabilities                                                   (162.9)     (467.8)   (276.8)
    Net increase (decrease) in short-term borrowings                   (37.2)      (19.9)     31.6
    Cash dividends paid                                                (71.3)      (71.9)   (107.3)
                                                                     ______________________________

    Net cash provided by (used in) financing activities                233.7       (14.8)    (36.2)
CASH AND CASH EQUIVALENTS
    Net increase (decrease)                                            289.1       (61.2)     13.4
    At beginning of year                                                19.2        80.4      67.0
                                                                     ______________________________
    At end of year                                                    $308.3       $19.2     $80.4
                                                                     ==============================

See Notes to Consolidated Financial Statements.
/TABLE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share amounts. Certain amounts have been reclassified to conform to the 1994 presentation.)
___________________________________________________________________________

NOTE A - ACCOUNTING POLICIES

Certain of the Company's accounting policies are shown in boldface type and discussed below. Accounting policies which relate to a specific disclosure are italicized and shown with such disclosure.

Principles of Consolidation
THE ACCOUNTS OF THE COMPANY AND ITS MAJORITY-OWNED SUBSIDIARIES ARE INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS AFTER ELIMINATION OF INTERCOMPANY TRANSACTIONS AND PROFITS AND LOSSES.

Revenue Recognition
REVENUES ARE RECOGNIZED AT THE TIME PRODUCTS ARE SHIPPED AND TITLE AND RISK OF OWNERSHIP PASS TO THE CUSTOMER.

Earnings Per Share
EARNINGS PER SHARE IS BASED ON THE AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND, IN 1994, IS AFTER PREFERRED STOCK DIVIDEND REQUIREMENTS. COMMON STOCK EQUIVALENTS RELATING TO PREFERRED STOCK ARE NOT INCLUDED SINCE THEIR EFFECT WOULD BE ANTI-DILUTIVE.

Postemployment Benefits
THE EXPECTED COST OF POSTEMPLOYMENT BENEFITS IS ACCRUED WHEN IT BECOMES PROBABLE THAT SUCH BENEFITS WILL BE PAID.

Statement of Cash Flows
FOR PURPOSES OF THE STATEMENT OF CASH FLOWS, ALL HIGHLY LIQUID SHORT-TERM INVESTMENTS PURCHASED WITH AN ORIGINAL MATURITY OF THREE MONTHS OR LESS ARE CONSIDERED TO BE CASH EQUIVALENTS.

Hedging
FORWARD, FUTURES AND OPTION CONTRACTS AND SWAP AGREEMENTS ARE USED TO MANAGE A PORTION OF THE COMPANY'S EXPOSURES IN THE ALUMINUM, GOLD, NATURAL GAS, FOREIGN CURRENCY AND DEBT MARKETS. THE EFFECTS OF THESE CONTRACTS ARE RECOGNIZED OR ACCRUED AS A COMPONENT OF THE HEDGED TRANSACTIONS.

NOTE B - GAINS ON SALES OF ASSETS

In 1994, the Company completed the sale of Reynolds Australia Metals, Ltd., which held a 40% interest in the Boddington Gold Mine, to a subsidiary of Poseidon Gold Limited, and recognized a gain of $62.6 million. Also in 1994, the Company recorded a gain of $25.6 million on the sale of timberland in the Pacific Northwest. In 1992, the Company realized a gain of $36.1 million from the sale of its 84% interest in Eskimo Pie Corporation.

NOTE C - SHORT-TERM INVESTMENTS

MANAGEMENT DETERMINES THE APPROPRIATE CLASSIFICATION OF ITS INVESTMENT IN CORPORATE DEBT SECURITIES AT THE TIME OF PURCHASE AND REEVALUATES SUCH DESIGNATION AS OF EACH BALANCE SHEET DATE. THESE SECURITIES ARE CLASSIFIED AS HELD-TO-MATURITY WHEN THE COMPANY HAS THE POSITIVE INTENT AND ABILITY TO HOLD THE SECURITIES TO MATURITY. HELD-TO-MATURITY SECURITIES ARE STATED AT AMORTIZED COST, ADJUSTED FOR AMORTIZATION OF PREMIUMS AND ACCRETIONS OF DISCOUNTS TO MATURITY. THE FAIR VALUE OF THESE SECURITIES IS BASED ON QUOTED MARKET PRICES.

At December 31, 1994, the Company had $125.4 million (amortized cost) of held-to-maturity securities that mature in 1995. The fair value of these securities at December 31, 1994, was approximately the same as book value.


NOTE D - INVENTORIES

INVENTORIES ARE STATED AT THE LOWER OF COST OR MARKET.

Cost of inventories of $309.3 million in 1994 and $270.5 million in 1993 is determined by the last-in, first-out (LIFO) method. Remaining inventories of $563.8 million in 1994 and $461.3 million in 1993 are determined by the average or first-in, first-out (FIFO) methods.

If the FIFO method were applied to LIFO inventories, the amount for inventories would increase by $453.5 million at December 31, 1994, and $417.4 million at December 31, 1993. Since certain inventories may be sold at various stages of processing, no practical distinction can be made between finished products, in-process products and other materials. Inventories are therefore presented as a single classification.


NOTE E - UNINCORPORATED JOINT VENTURES AND ASSOCIATED COMPANIES

UNINCORPORATED JOINT VENTURES ARE PRODUCTION FACILITIES WHICH HAVE NO MARKETING OR SALES ACTIVITIES AND ARE ACCOUNTED FOR ON AN INVESTMENT COST BASIS ADJUSTED FOR THE COMPANY'S SHARE OF THE NON-CASH PRODUCTION CHARGES OF THE OPERATION. INVESTMENTS IN ASSOCIATED (20% TO 50% OWNED) COMPANIES ARE CARRIED AT COST, ADJUSTED FOR THE COMPANY'S EQUITY IN THEIR UNDISTRIBUTED NET INCOME.

The Company has an interest in an unincorporated joint venture which produces alumina. The Company also had an interest in an unincorporated joint venture, which produced gold, that was sold in 1994 (see Note B). At December 31, the investment in these activities consisted of the following:


                                                          1994      1993
                                                         _________________
Unincorporated joint ventures
    Current assets                                       $14.6      $18.1
    Current liabilities                                  (12.7)     (13.5)
    Property, plant and equipment and other assets       557.1      578.0
                                                         _________________
    Net investment                                      $559.0     $582.6
                                                         =================


NOTE E - UNINCORPORATED JOINT VENTURES AND ASSOCIATED COMPANIES - continued

The Company also has interests in foreign-based associated companies which produce bauxite, alumina, primary aluminum, hydroelectric power and aluminum cans. The investment in these companies was $297.1 million and $249.9 million at December 31, 1994 and 1993, respectively, which includes advances of $27.0 million and $12.9 million. The Company recorded equity income (pretax) of $23.5 million, $8.6 million and $8.1 million during 1994, 1993 and 1992, respectively. Summarized financial information related to these entities is as follows:

                                       Years ended December 31
                                    ___________________________
                                      1994      1993     1992
                                    ___________________________

Net sales                           $642.6    $609.4   $601.6
Cost of products sold                552.0     517.9    513.5
Net income                            37.4      24.3     31.3


                                                 December 31
                                            ___________________

                                                1994      1993
                                            ___________________


Current assets                                $479.7   $404.9
Noncurrent assets                              787.5    772.0
Current liabilities                          (289.4)  (251.8)
Noncurrent liabilities                       (502.9)  (520.3)
Stockholders' equity                           474.9    404.8

NOTE F - PROPERTY, PLANT AND EQUIPMENT - AT COST

DEPRECIATION OF PLANT AND EQUIPMENT IS RECORDED ON THE STRAIGHT-LINE METHOD OVER THEIR ESTIMATED USEFUL LIVES. IMPROVEMENTS TO LEASED PROPERTIES ARE AMORTIZED GENERALLY ON THE BASIS OF THE SHORTER OF THE TERMS OF THE RESPECTIVE LEASES OR THE ESTIMATED USEFUL LIVES OF THE RELATED FACILITIES.

Components of property, plant and equipment are as follows at December 31:
                                                            1994            1993
                                                       ____________________________
Land, land improvements and
    mineral properties                                    $306.2            $302.8
Buildings and leasehold improvements                     1,029.5             993.0
Machinery and equipment                                  4,797.3           4,587.0
Construction in progress                                   175.2             210.3
                                                       ____________________________
                                                         6,308.2           6,093.1
Less:  Allowances for depreciation and amortization      3,199.8           3,011.9
                                                       ____________________________
Net property, plant and equipment                       $3,108.4          $3,081.2
                                                       ============================

NOTE G - CURRENT LIABILITIES
                                                          1994       1993
                                                      ____________________
Trade payables                                         $657.7       $386.7
Accrued compensation and related amounts                263.0        218.7
Payables to associated companies                         84.4         71.8
Other liabilities                                       281.1        302.7
                                                      ____________________
    Accounts payable, accrued and other liabilities   1,286.2        979.9
Notes payable to banks                                  120.5        158.4
Long-term obligations                                    17.8         42.6
                                                      ____________________
    Indebtedness                                        138.3        201.0
                                                      ____________________
Total current liabilities                            $1,424.5     $1,180.9
                                                      ====================


The weighted-average interest rate for notes payable to banks was 7.6% and 7.1% at December 31, 1994 and 1993, respectively.


NOTE H - FINANCING ARRANGEMENTS

Long-term debt outstanding at December 31:

                                                          1994       1993
                                                      ____________________
Public debt securities:
    Medium-term notes                                  $976.5       $976.5
    6-5/8% amortizing notes                             283.8        283.6
    9% debentures due 2003                              100.0        100.0
    9-3/8% debentures due 1999                           99.9         99.9
    Industrial and environmental control
      revenue bonds                                     220.0        227.7
    Commercial paper                                        -         50.0
Other issues:
    Bank credit agreement                               150.0        150.0
    Mortgages and other notes payable                    36.0         52.7
    Term loan agreement                                     -         91.8
                                                      ____________________
                                                      1,866.2      2,032.2
Amounts due within one year                              17.8         42.6
                                                      ____________________
Long-term debt                                       $1,848.4     $1,989.6
                                                      ====================


Maturities of long-term debt are $57.9 million in 1996, $41.9 million in 1997, $290.9 million in 1998, $196.3 million in 1999 and $1,261.4 million from 2000 to 2022. Interest paid amounted to $152.2 million, $159.0 million and $169.6 million during 1994, 1993 and 1992, respectively, net of interest capitalized of $5.1 million, $8.0 million and $13.6 million.


NOTE H - FINANCIAL ARRANGEMENTS - continued

The Company has on file a shelf registration to issue up to $1.65 billion of debt securities. The medium-term notes, 9% debentures and 9-3/8% debentures were issued under the shelf registration. The medium-term notes bear interest at an average rate of 9% and have maturities ranging from 1995 to 2013. At December 31, 1994, $222 million of debt securities remained unissued under the shelf registration.

The 6-5/8% amortizing notes were issued at a discount (99.48%) and have an effective interest rate of 6.7%. The notes require annual principal repayments of $57 million each year between 1998 and 2002.

Industrial and environmental control revenue bonds consist principally of variable rate debt averaging approximately 4% at December 31, 1994. These bonds require principal repayment periodically or in a lump sum through 2022. $215 million of these bonds are supported by bank letters of credit.

The bank credit agreement bears interest at a variable rate (6.5% at December 31, 1994) and requires a single repayment in 1998.

Mortgages and other notes payable consist of fixed-rate debt at an average rate of 7.2% and require principal repayment through 2009.

The Company has a $500 million revolving credit facility that expires in 1999. No amounts were outstanding under the facility at December 31, 1994. A commitment fee of .20% per year is paid on the unused portion of the facility.

The Company uses interest rate swap agreements to manage a portion of its exposure to interest rate fluctuations after considering outstanding levels of variable-rate and fixed-rate debt. At December 31, 1994, the Company had $742 million of interest rate swap agreements (1993 - $742 million) which effectively convert a portion of its debt from fixed-rate to variable-rate. Under these agreements payments are received based on a fixed rate (5.0%) and made based on a variable rate (6.4% at December 31, 1994). These agreements expire in 1996 ($517 million), 1997 ($125 million) and 1998 ($100 million). The Company also had $175 million of interest rate swap agreements (1993 - $230 million) which effectively convert a portion of its debt from variable-rate to fixed-rate. Under these agreements payments are received based on a variable rate (6.4% at December 31, 1994) and made based on a fixed rate (6.0%). These agreements expire in 1998. The variable rates in the Company's interest rate swap agreements are based on the London Interbank Offer Rate. The effects of these transactions are recognized in interest expense.

Certain of the Company's financing arrangements contain restrictions which, among other things, require maintenance of specified financial ratios. These restrictions do not inhibit operations or the use of fixed assets.
At December 31, 1994, all such requirements were exceeded.


NOTE I - STOCKHOLDERS' EQUITY

Preferred stock
The Company has 21,000,000 shares of preferred stock authorized of which 2,000,000 shares have been designated Series A Junior Participating Preferred Stock and 11,000,000 have been designated 7% PRIDES, Convertible Preferred Stock.

The Company has 11,000,000 shares of 7% PRIDES outstanding, which were issued early in 1994 for $47.25 (stated value) per share. The PRIDES mature on December 31, 1997, at which time they mandatorily convert into shares of the Company's common stock on a one for one basis. Dividends are cumulative from the date of issuance and are payable quarterly in arrears. Holders may convert each share of PRIDES into .82 of a share of common stock (to be adjusted under certain circumstances) at any time prior to December 31, 1997. The Company has the option of redeeming the PRIDES at any time on or after December 31, 1996, for common stock having a fair market value equal to the issue price plus accrued dividends plus a small premium. The redemption price will in no event be less than .82 of a share of common stock per share of PRIDES. The holders of shares of PRIDES have the right to vote with the holders of common stock in the election of Directors and upon each other matter coming before any meeting of the holders of common stock on the basis of 4/5 of a vote for each share of PRIDES. Dividends declared in 1994 were $3.10 per share.


Common stock

                                                     Shares        Amount
                                                 _________________________

Authorized, without par value                    200,000,000
Outstanding:
    At beginning of 1992                          59,606,960      $742.0
    Shares issued under employee benefit plans:
        1992                                         153,259         8.2
        1993                                         728,644        34.0
        1994                                       1,679,792        85.5
                                                 _________________________
    At end of 1994                                62,168,655      $869.7
                                                 =========================

The Company filed a registration statement in late 1993 relating to the contribution, through December 31, 1995, of up to 3.0 million shares of common stock to one or more of its pension plans. Contributions were made totaling 600,000 shares (valued at $28 million) in 1993 and 1.5 million shares (valued at $77 million) in 1994.


NOTE I - STOCKHOLDERS' EQUITY - continued


Cash dividends declared
                                          1994      1993      1992
                                         _________________________
7% PRIDES                                $34.1         -         -
Common stock                              61.9     $71.9    $107.3
                                         _________________________
                                         $96.0     $71.9    $107.3
                                         =========================

Stock option plan
The Company has a non-qualified stock option plan under which stock options may be granted to key employees at a price equal to the fair market value at the date of grant. Transactions involving the plan are summarized as follows:

                                     1994          1993         1992
                                   ____________________________________
Outstanding January 1              3,755,806    3,138,856    2,609,856
Granted                              727,950      673,100      620,700
Cancelled                           (24,650)     (33,250)     (26,550)
Exercised                           (55,052)     (22,900)     (65,150)
                                   ____________________________________
Outstanding at December 31         4,404,054    3,755,806    3,138,856
                                   ====================================
Exercisable at December 31         3,681,204    3,084,356    2,531,056
                                   ====================================
Options available for grant        1,312,700    2,016,000    2,655,850
                                   ====================================

Weighted-average prices:
    Granted                          $45.38       $45.50       $57.25
    Exercised                         31.00        35.25        36.50
    Outstanding at December 31        50.75        51.50        52.75
    Exercisable at December 31        51.75        52.75        51.50



NOTE I - STOCKHOLDERS' EQUITY - continued

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

Cumulative currency translation adjustments

                                       1994        1993       1992
                                     _______________________________
At beginning of year                 $(49.9)      $(1.7)     $14.2
Currency translation adjustments        7.0       (49.1)     (15.0)
Income taxes                              -          .9        (.9)
                                     _______________________________
At end of year                       $(42.9)     $(49.9)     $(1.7)
                                     ===============================


NOTE J - POSTRETIREMENT BENEFITS

Pensions
The Company has several noncontributory defined benefit pension plans covering substantially all employees. Plans covering salaried employees provide pension benefits that are based on a formula which considers length of service and earnings during years of service. Plans covering hourly employees generally provide a specific amount of benefits for each year of service.

Net pension costs were as follows:

                                            1994       1993      1992
                                           ___________________________
Service cost                               $32.0      $26.8     $27.1
Interest cost                              126.4      116.8     107.7
Actual return on plan assets                 2.8    (162.8)    (43.5)
Net amortization and deferrals            (91.9)       83.9    (27.1)
Other                                       12.3        9.8      12.8
                                           ___________________________
Total                                      $81.6      $74.5     $77.0
                                           ===========================


Assumptions used in accounting for the principal pension plans are as follows:

                                              1994     1993     1992
                                             __________________________
Weighted-average discount rate                8.75%     7.5%     8.5%
Approximate weighted-average rate
    of increase in compensation levels
    (salaried plan only)                       4.5%     4.5%     4.5%
Expected long-term rate of return
    on assets                                 9.25%    9.25%    9.25%



NOTE J - POSTRETIREMENT BENEFITS - continued

The following table sets forth information on the principal pension plans at December 31:

                                                         1994      1993
                                                       ___________________
Actuarial present value of pension benefit obligation:
        Vested                                         $1,285.8  $1,375.7
        Nonvested                                         160.2     168.2
                                                       ___________________
        Accumulated                                    $1,446.0  $1,543.9
                                                       ===================
        Projected                                      $1,539.6  $1,660.7
Plan assets at fair value                               1,346.4   1,329.2
                                                       ___________________
Plan assets less than pension benefit obligation          193.2     331.5

Items not yet recognized:
    Unrecognized net loss                               (181.4)   (253.7)
    Unamortized plan change benefits                     (95.7)   (104.5)
    Recognition of minimum liability                      103.5     153.0
                                                       ___________________
Net pension liability                                     $19.6    $126.3
                                                       ===================


Reflected in the Company's balance sheet is the additional minimum liability relative to its underfunded plans in the amount of $103.5 million in 1994 ($153.0 million in 1993). A corresponding amount is recognized as an intangible asset, to the extent it does not exceed unamortized plan change benefits, while the excess, net of tax, has been charged to stockholders' equity.

From 1995 to 1998, the Company plans to make contributions totaling approximately $200 million to its pension plans. The timing of the contributions will depend upon conditions in the securities markets and the overall business environment. Cash for the fundings is expected to be generated from operations. If there are no significant plan changes and/or deviations in actuarial assumptions, this funding level will provide for a fully funded accumulated benefit obligation by 1998. The Company contributed $122 million (including 1.5 million shares of common stock valued at $77 million) in 1994 and $150 million (including 600,000 shares of common stock valued at $28 million) in 1993.

At December 31, 1994, approximately 58% of the plans' assets were invested in corporate equity securities (including 1.9 million shares of common stock of the Company), 26% in corporate bonds, 11% in government debt securities and cash equivalents and 5% in real estate. The market value of the common stock of the Company held by the plans at December 31, 1994 was $91 million. Dividends paid on these shares in 1994 were $1.7 million.



NOTE J - POSTRETIREMENT BENEFITS - continued

Other postretirement benefits
IN 1992, THE COMPANY ELECTED EARLY ADOPTION OF FAS NO. 106 - EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. FAS NO. 106 GENERALLY REQUIRES THE ACCRUAL OF THE EXPECTED COST OF POSTRETIREMENT BENEFITS (HEALTH CARE AND LIFE INSURANCE) BY THE DATE EMPLOYEES ATTAIN FULL ELIGIBILITY FOR BENEFITS TO BE RECEIVED. PREVIOUSLY, THE EXPENSE FOR THESE BENEFITS WAS RECOGNIZED WHEN COSTS WERE INCURRED OR CLAIMS WERE RECEIVED.

A charge of $610 million ($975 million before tax) was recognized in 1992 for the cumulative effects of this accounting change.

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


The Company's accumulated postretirement benefit obligation is comprised of the following at December 31:

                                               1994      1993
                                           ___________________
Retirees                                     $716.6    $748.0
Active employees fully eligible                54.8      57.2
Active employees not fully eligible           140.0     176.4
Unamortized plan change benefits              188.7     207.4
Unrecognized net loss                        (20.5)   (115.9)
                                           ___________________
Total                                      $1,079.6  $1,073.1
                                           ===================


Net periodic postretirement benefit cost was:

                                              1994      1993       1992
                                             ____________________________
Service cost                                  $8.0      $9.4      $16.6
Interest cost                                 73.5      73.7       84.7
Net amortization                            (16.0)    (14.5)         -
                                             ____________________________
Total                                        $65.5     $68.6     $101.3
                                             ============================

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10% for 1995 (11% in 1994 and 12.5% in 1993) and is assumed to decrease gradually to 6% for 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, each one percentage point change in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation as of December 31, 1994, by approximately $57 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by approximately $5 million.


NOTE J - POSTRETIREMENT BENEFITS - continued

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.75% at December 31, 1994, and 7.5% at December 31, 1993.


NOTE K - TAXES ON INCOME

IN 1992 THE COMPANY CHANGED ITS METHOD OF ACCOUNTING FOR INCOME TAXES FROM THE DEFERRED METHOD TO THE LIABILITY METHOD AS REQUIRED BY FAS NO. 109 - ACCOUNTING FOR INCOME TAXES. AS PERMITTED UNDER THE NEW RULES, PRIOR YEARS' FINANCIAL STATEMENTS HAVE NOT BEEN RESTATED.

A charge of $30 million was recognized in 1992 for the cumulative effects of this accounting change. Adoption of FAS No. 109 enabled full recognition of the deferred tax benefits associated with the adoption of FAS No. 106.

At December 31, 1994, the Company had various U.S., Canadian and German income tax carryforward benefits of $98 million that expire primarily between 1998 and 2009 and $121 million that can be carried forward indefinitely. The Company has deferred tax assets primarily relating to certain foreign entities of approximately $49 million against which a full valuation reserve has been recorded. The Company is continuing to evaluate alternatives which may result in the ultimate realization of a portion of these assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1994, the Company had $976 million (1993 - $925 million) of deferred tax assets and $717 million (1993 - $656 million) of deferred tax liabilities which have been netted with respect to tax jurisdictions for presentation purposes. The significant components of these amounts as shown on the balance sheet are as follows:

                                                               1994                     1993
                                                         __________________________________________
                                                            Asset   Liability      Asset  Liability
                                                         __________________________________________
Retiree health benefits                                   $413.7         -       $412.3         -
Tax carryforward benefits                                  206.9    $(60.6)       182.2   $(52.1)
Environmental, restructuring and other costs               141.7      (2.7)       168.8     (2.9)
Other                                                       69.5       16.9        27.8      13.9
Tax over book depreciation                               (341.1)      229.7     (321.1)     198.0
Valuation reserve relating to tax carryforward benefits   (48.5)          -      (44.0)         -
                                                         __________________________________________
Total deferred tax assets and liabilities                  442.2      183.3       426.0     156.9
Amount included as current in balance sheet                 16.7         .1        17.8        .1
                                                         __________________________________________
Noncurrent deferred tax assets and liabilities            $425.5     $183.2      $408.2    $156.8
                                                         ==========================================
/TABLE

Significant components of the provision for income taxes are as follows:

                                          1994         1993       1992
                                         ______________________________
Current:
    Federal                              $29.3     $(55.8)      $10.8
    Foreign                               15.2        14.3       19.8
    State                                  1.3         4.3        2.4
                                         ______________________________
    Total current                         45.8      (37.2)       33.0
                                         ______________________________
Deferred:
    Federal                             (13.2)      (98.4)     (89.0)
    Foreign                              32.5       (33.3)     (16.9)
    State                                (8.1)      (28.9)     (17.7)
                                         ______________________________
    Total deferred                        11.2     (160.6)    (123.6)
                                         ______________________________
Equity income                             11.4        4.8         4.4
                                         ______________________________
Total                                    $68.4    $(193.0)    $(86.2)
                                         ==============================


The deferred tax provision includes state and foreign operating loss carryforward benefits of $14 million.

The Company has not provided taxes on the undistributed earnings ($752 million) of foreign subsidiaries as it is the intent of the Company to use such earnings to finance foreign expansion, reduce foreign debt and support foreign operating requirements.

The Company's effective income tax rate varied from the United States statutory rate as follows:


                                                 1994    1993      1992
                                                _______________________
United States rate                               35%     (35)%    (34)%
Income taxed at other than United States rate     2        3       (3)
Percentage depletion                             (3)      (1)      (2)
State income taxes and other                      2       (4)      (5)
                                                _______________________
Effective rate                                   36%     (37)%    (44)%
                                                =======================

Net income taxes paid (refunded) were ($16.9 million), $5.7 million and $17.1 million in 1994, 1993 and 1992, respectively.


NOTE L - FINANCIAL INSTRUMENTS

The Company uses forward contracts and swap agreements to manage a portion of its exposure to fluctuations in foreign currencies relating to certain foreign debt agreements and certain committed aluminum sales and raw material acquisitions in foreign markets. At December 31, 1994, the Company had $578 million of these arrangements (1993 - $514 million) which mature in 1995 to 2002. The effects of these contracts are recognized or accrued as a component of the hedged transaction.

The fair value of the Company's financial instruments was estimated based upon quoted prices for comparable contracts and discounted cash flow analyses and varies from period to period based on a number of factors, principally interest rates. At the end of 1994 and 1993, the fair value of the financial instruments discussed above and interest rate swap agreements discussed in Note H was approximately the same as carrying value. The Company is exposed to certain losses if the other parties to these agreements do not perform, but the counterparties are expected to perform their obligations. The carrying amount of long-term debt was approximately $140 million lower than its fair value in 1993 and approximately equal to fair value in 1994.


NOTE M - CONTINGENT LIABILITIES AND COMMITMENTS

Various suits and claims are pending against the Company. In the opinion of management, after consultation with counsel, disposition of these suits and claims, either individually or in the aggregate, will not have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. No assurance can be given, however, that the disposition of one or more of such suits or claims in a particular reporting period will not be material in relation to the reported results for such period.

In order to assure an adequate supply of certain raw material requirements, the Company has committed to pay its proportionate share of annual production charges (including debt service) relating to its interests in certain unincorporated joint ventures and associated companies. These arrangements include minimum commitments of approximately $45 million annually through 1999 and additional amounts thereafter which together, at present value, aggregate $190 million at December 31, 1994, after excluding interest of $36 million and variable operating costs of the facilities. During 1994 approximately $190 million (1993 - $195 million; 1992 - $200 million) of raw materials were purchased under these arrangements.

Certain items of property, plant and equipment are leased under long-term operating leases. Lease expense was approximately $45 million per year for the years 1992 to 1994. Lease commitments at December 31, 1994, were approximately $76 million. Leases covering major items contain renewal and/or purchase options which may be exercised.


NOTE N - ENVIRONMENTAL EXPENDITURES

THE COMPANY'S POLICY IS TO ACCRUE REMEDIATION COSTS WHEN IT IS PROBABLE THAT SUCH EFFORTS WILL BE REQUIRED AND THE RELATED COSTS CAN BE REASONABLY ESTIMATED.

The Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party (PRP), with others, at various EPA designated Superfund sites. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants, and consider, when available, estimates by other PRP's and governmental agencies and information regarding the financial viability of other PRP's. Based upon information currently available, the Company believes it is unlikely that it will incur substantial additional costs as a result of failure by other PRP's to satisfy their responsibilities for remediation costs.

Amounts have been recorded which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1994, $272 million for estimated environmental remediation costs had been accrued. Expenditures relating to costs currently accrued are expected to be made over the next 15 to 20 years with the majority to be spent by the year 2000. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise and it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to results of operations in a future period.


NOTE O - OPERATIONAL RESTRUCTURING AND ASSET REVALUATION COSTS

The Company recorded $348.2 million in 1993 and $106.4 million in 1992 in operational restructuring and asset revaluation costs. These costs resulted from the Company's estimate of the ultimate realization of the carrying value of certain assets, liabilities related to the offering of an early retirement program for certain salaried employees, and the employee termination and other costs associated with disposal or restructuring of certain uneconomic operations. The components of these charges were as follows:

                                                     1993        1992
                                                   ___________________
Asset revaluation                                  $188.6        $50.5
Pension, health care and early retirement costs     116.4         21.2
Other operational restructuring costs                43.2         34.7
                                                   ___________________
Total                                              $348.2       $106.4
                                                   ===================

The 1993 charges relate primarily to the Company's plans to restructure operations at certain manufacturing facilities. The Company discontinued manufacturing various sheet products in Illinois and eliminated extruded shapes operations in Kentucky. To reduce costs, the Company offered in 1992 an early retirement program to certain salaried employees. In addition, in both 1993 and 1992, the Company provided for the restructuring and/or disposal of certain other uneconomic operations.

Cash requirements were $7.5 million in 1992, $13.6 million in 1993 and $41.5 million in 1994 principally for employee termination and benefit costs. Estimated cash requirements for 1995 are $27 million.

Most of the restructuring activities for which costs have been accrued will be completed during 1995.


NOTE P - COMPANY OPERATIONS

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

                                                Domestic                           Canada
                                      _____________________________    ___________________________
GEOGRAPHIC DATA                           1994      1993     1992          1994      1993    1992
                                      _____________________________    ___________________________
Products and services sold
   Customers                          $4,506.5  $3,966.5  $4,212.6        $374.7   $293.5   $276.8
    Transfers between areas              329.2     224.1     276.4         498.7    377.4    425.5
                                      _____________________________    ___________________________
Total products and services sold      $4,835.7  $4,190.6  $4,489.0        $873.4   $670.9   $702.3

                                      =============================    ===========================
Operating profit (loss)                  $54.6   $(16.8)     $76.4        $105.3   $(9.3)    $19.4
Equity in income of companies
    not consolidated                                                         9.0      8.5      8.3
Interest and other income                 45.3       6.0      44.7           1.3       .7      1.2
Interest expense                       (116.5)   (116.1)   (130.6)        (27.9)   (23.5)   (19.4)
                                      _____________________________    ___________________________
Income (loss) before income taxes
    and cumulative effects of
    accounting changes                 $(16.6)  $(126.9)    $(9.5)         $87.7  $(23.6)     $9.5

                                      =============================    ===========================

Identifiable assets                   $4,577.9  $3,991.1  $3,969.7      $1,287.8 $1,215.8 $1,250.5

                                                                          Finished products and other sales
                                                                         ___________________________________
OPERATING DATA                                                               1994        1993         1992
                                                                         ___________________________________
Products and services sold
    Customers                                                            $3,040.3     $2,528.1    $2,582.2
    Internal transfers                                                        3.7          2.1         3.8
                                                                         ___________________________________
Total products and services sold                                         $3,044.0     $2,530.2    $2,586.0
                                                                         ===================================

Operating profit (loss)                                                    $255.4       $146.5      $214.1
Equity in income of companies not consolidated
Interest and other income
Interest expense

Income (loss) before income taxes and
  cumulative effects of accounting changes



Operating profit (loss) includes depreciation and amortization of           $85.5        $71.1       $71.8
Identifiable assets                                                      $1,451.7     $1,252.9    $1,156.3

Capital investments                                                        $176.2       $173.1       $63.6

   Other foreign (principally Europe)       Eliminations, etc.                    Consolidated
__________________________________  ________________________________     _____________________________
   1994       1993        1992          1994      1993       1992           1994       1993      1992
__________________________________  ________________________________     _____________________________
  $997.9   $1,009.2    $1,103.2                                          $5,879.1   $5,269.2  $5,592.6
   178.3      160.7       178.8    $(1,006.2)   $(762.2)   $(880.7)
__________________________________  ________________________________     _____________________________
$1,176.2   $1,169.9    $1,282.0    $(1,006.2)   $(762.2)   $(880.7)      $5,879.1   $5,269.2  $5,592.6
==================================  ================================     =============================

   $63.0     $(5.1)       $74.9       $(11.3)   $(349.7)   $(263.1)        $211.6   $(380.9)   $(92.4)

    23.5        8.6         8.1         (9.0)      (8.5)      (8.3)          23.5        8.6       8.1
    66.8        9.8        13.8         (2.8)       (.1)      (4.0)         110.6       16.4      55.7
  (14.0)     (19.7)      (20.8)           2.8         .1        4.0       (155.6)    (159.2)   (166.8)
__________________________________  ________________________________     _____________________________


  $139.3     $(6.4)       $76.0       $(20.3)   $(358.2)   $(271.4)        $190.1   $(515.1)  $(195.4)
==================================  ================================     =============================

  $975.1     $748.2      $941.4      $(235.6)    $(79.0)   $(114.4)      $6,605.2   $5,876.1  $6,047.2



  Production and processing                 Eliminations, etc.                    Consolidated
_______________________________      _______________________________     _____________________________
   1994       1993        1992          1994      1993       1992           1994       1993      1992
_______________________________      _______________________________     _____________________________
$2,838.8   $2,741.1    $3,010.4                                          $5,879.1   $5,269.2  $5,592.6
   705.8      659.4       770.6      $(709.5)   $(661.5)   $(774.4)
_______________________________      _______________________________     _____________________________
$3,544.6   $3,400.5    $3,781.0      $(709.5)   $(661.5)   $(774.4)      $5,879.1   $5,269.2  $5,592.6
===============================      ===============================     =============================


    $2.0   $(188.2)     $(53.6)       $(45.8)   $(339.2)   $(252.9)        $211.6   $(380.9)   $(92.4)
    32.5       17.1        16.4         (9.0)      (8.5)      (8.3)          23.5        8.6       8.1
                                                                            110.6       16.4      55.7
                                                                          (155.6)    (159.2)   (166.8)
                                                                         _____________________________

                                                                           $190.1   $(515.1)  $(195.4)
                                                                         =============================

  $209.3     $215.9      $212.2                                            $294.8     $287.0    $284.0
$3,963.3   $3,686.3    $4,117.3       $(84.3)    $(15.2)    $(14.4)      $5,330.7   $4,924.0  $5,259.2

  $228.1     $227.4      $261.8                                            $404.3     $400.5    $325.4

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

The Company has investments in and advances to associated companies and unincorporated joint ventures not consolidated amounting to $856.1 million in 1994, $832.5 million in 1993 and $849.8 million in 1992. Such investments and advances relate principally to Australian and Canadian entities in the production and processing area. Corporate assets associated with operating data of $1,274.5 million in 1994, $952.1 million in 1993 and $788.0 million in 1992 consist principally of cash, investments, deferred taxes and other assets.

Research and development expenditures were $38.2 million in 1994, $36.1 million in 1993 and $37.7 million in 1992.


NOTE Q - CANADIAN REYNOLDS METALS COMPANY, LIMITED

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

                                              Year ended December 31
                                           __________________________
                                             1994      1993      1992
                                           __________________________

Net Sales:
    Customers                              $372.9    $293.5    $276.8
    Parent company                          498.2     377.5     425.5
                                           __________________________
                                            871.1     671.0     702.3
Cost of products sold                       754.7     666.4     683.5
Income (loss) before cumulative effect
    of accounting change                     49.7    (35.7)      22.2
Net income (loss)                           $49.7   $(35.7)     $28.6
[CAPTION]
                                                        December 31
                                                   _____________________
                                                      1994         1993
                                                   _____________________

Current assets                                      $237.7      $146.9
Noncurrent assets                                  1,014.9     1,056.1
Current liabilities                                 (83.3)       (99.8)
Noncurrent liabilities                             (563.7)      (540.7)

                                            Quarterly Results of Operations (Unaudited)
                                              (In millions, except per share amounts)



                                                       1994                                                1993
                                    ________________________________________      ___________________________________________
Quarter                                 1st       2nd        3rd       4th            1st        2nd        3rd        4th
                                    ________________________________________      ___________________________________________
Net sales                           $1,253.9  $1,455.0   $1,531.4   $1,638.8      $1,230.7   $1,356.0   $1,336.2    $1,346.3
Gross profit                            87.7     145.0      158.3      209.6          74.7       93.8       78.2        92.2
Net income (loss)                    $(21.1)     $11.9      $62.0      $68.9       $(32.7)    $(22.8)    $(28.0)    $(238.6)
                                    ========================================      ===========================================

Net income (loss) per common share   $(0.46)      $0.05      $0.86     $0.97       $(0.55)    $(0.38)     $(0.47)    $(3.98)




Gross profit is net sales minus cost of products sold. Net income (loss) for 1994 includes a gain of $41 million in the third quarter from the sale of Reynolds Australia Metals, Ltd. and a gain of $16 million in the fourth quarter from the sale of timberland in the Pacific Northwest.
Net income (loss) for 1993 includes a charge of $8 million in the third quarter to cover the costs of the temporary curtailment of primary aluminum production and a charge of $220 million in the fourth quarter for operational restructuring and asset revaluation costs.


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





Stockholders and Board of Directors
Reynolds Metals Company

We have audited the accompanying consolidated balance sheets of Reynolds Metals Company as of December 31, 1994 and 1993, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reynolds Metals Company at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions (Note J) and income taxes (Note K) in 1992.


Ernst & Young LLP


Richmond, Virginia
February 17, 1995


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

None.


                                 PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning the directors and nominees for directorship, see the information under the caption "Item 1. Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 1995, which information is incorporated herein by reference.

Information concerning executive officers of the Registrant is shown in
Part I - Item 4A of this report.


Item 11.  EXECUTIVE COMPENSATION

For information required by this item, see the information under the captions "Item 1. Election of Directors - Board Compensation and
Benefits", "Item 1. Election of Directors - Other Compensation", and "Executive Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 1995, which information is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information required by this item, see the information under the caption "Beneficial Ownership of Securities" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 1995, which information (other than that appearing under the caption "Beneficial Ownership of Securities - Stock Ownership Guidelines") is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information required by this item, see the information under the captions "Item 1. Election of Directors - Other Compensation" and "Executive Compensation - Pension Plan Table" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 1995, which information is incorporated herein by reference.


                                  PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The consolidated financial statements and exhibits listed below are filed as a part of this report.

          (1)  Consolidated Financial Statements:                 Page

               Consolidated statement of income and retained
               earnings -
               Years ended December 31, 1994, 1993 and 1992.       32

               Consolidated balance sheet - December 31, 1994
               and 1993.                                           33

               Consolidated statement of cash flows -
               Years ended December 31, 1994, 1993 and 1992.       34

               Notes to consolidated financial statements.         35

               Report of Ernst & Young LLP,
               Independent Auditors.                               54

          (2)  Financial Statement Schedules

               All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required, are inapplicable or the required information has otherwise been given.

               Individual financial statements of Reynolds Metals Company have been omitted because the restricted net assets (as defined in Accounting Series Release 302) of all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not exceed 25% of the consolidated net assets shown in the consolidated balance sheet as of December 31, 1994.

               Financial statements of all associated companies (20% to 50% owned) have been omitted because no associated company is individually significant.

          (3)  Exhibits

              EXHIBIT 2     -   None

              EXHIBIT 3.1   -   Restated Certificate of Incorporation, as
                                amended to the date hereof

              EXHIBIT 3.2   -   By-Laws, as amended to the date hereof

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

           *  EXHIBIT 4.4   -   Amendment No. 1 dated as of November 1,
                                1991 to the Indenture.  (File No. 1-1430,
                                1991 Form 10-K Report, EXHIBIT 4.4)

           *  EXHIBIT 4.5   -   Rights Agreement dated as of November 23,
                                1987 (the "Rights Agreement") between
                                Reynolds Metals Company and The Chase
                                Manhattan Bank, N.A.  (File No. 1-1430,
                                Registration Statement on Form 8-A dated
                                November 23, 1987, pertaining to Preferred
                                Stock Purchase Rights, EXHIBIT 1)

           *  EXHIBIT 4.6   -   Amendment No. 1 dated as of December 19,
                                1991 to the Rights Agreement.  (File No.
                                1-1430, 1991 Form 10-K Report,
                                EXHIBIT 4.11)

           *  EXHIBIT 4.7   -   Form of 9-3/8% Debenture due June 15, 1999.
                                (File No. 1-1430, Form 8-K Report dated
                                June 6, 1989, EXHIBIT 4)

           *  EXHIBIT 4.8   -   Form of Fixed Rate Medium-Term Note.
                                (Registration Statement No. 33-30882 on
                                Form S-3, dated August 31, 1989,
                                EXHIBIT 4.3)

           *  EXHIBIT 4.9   -   Form of Floating Rate Medium-Term Note.
                                (Registration Statement No. 33-30882 on
                                Form S-3, dated August 31, 1989,
                                EXHIBIT 4.4)

           *  EXHIBIT 4.10  -   Form of Book-Entry Fixed Rate Medium-Term
                                Note.  (File No. 1-1430, 1991 Form 10-K
                                Report, EXHIBIT 4.15)

           *  EXHIBIT 4.11  -   Form of Book-Entry Floating Rate
                                Medium-Term Note.  (File No. 1-1430, 1991
                                Form 10-K Report, EXHIBIT 4.16)

           *  EXHIBIT 4.12  -   Form of 9% Debenture due August 15, 2003.
                                (File No. 1-1430, Form 8-K Report dated
                                August 16, 1991, Exhibit 4(a))

           *  EXHIBIT 4.13  -   Articles of Continuance of Canadian
                                Reynolds Metals Company, Limited -- Societe
                                Canadienne de Metaux Reynolds, Limitee
                                ("CRM"), as amended to the date hereof.
                                (Registration Statement No. 33-59168 on
                                Form S-3, dated March 5, 1993, EXHIBIT 4.1)

           *  EXHIBIT 4.14  -   By-Laws of CRM, as amended to the date
                                hereof. (File No. 1-1430, Form 10-Q Report for the Quarter Ended September 30, 1993,
                                EXHIBIT 4.19)

           *  EXHIBIT 4.15  -   Indenture dated as of April 1, 1993 among
                                CRM, Reynolds Metals Company and The Bank of New York, as Trustee. (File No. 1-1430,
                                Form 8-K Report dated July 14, 1993,
                                EXHIBIT 4(a))

           *  EXHIBIT 4.16  -   Form of 6-5/8% Guaranteed Amortizing Note
                                due July 15, 2002.  (File No. 1-1430, Form
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
                                Officers. (File No. 1-1430, 1986 Form 10-K
                                Report, EXHIBIT 10.8)

           #* EXHIBIT 10.10 -   Financial Counseling Assistance Plan for
                                Officers.  (File No. 1-1430, 1987 Form 10-K
                                Report, EXHIBIT 10.11)

           #* EXHIBIT 10.11 -   Management Incentive Deferral Plan.  (File
                                No. 1-1430, 1987 Form 10-K Report,
                                EXHIBIT 10.12)

           #* EXHIBIT 10.12 -   Deferred Compensation Plan for Outside
                                Directors as Amended and Restated Effective
                                December 1, 1993.  (File No. 1-1430, 1993
                                Form 10-K Report, EXHIBIT 10.12)

           #* EXHIBIT 10.13 -   Retirement Plan for Outside Directors.
                                (File No. 1-1430, 1986 Form 10-K Report,
                                EXHIBIT 10.10)

           #* EXHIBIT 10.14 -   Death Benefit Plan for Outside Directors.
                                (File No. 1-1430, 1986 Form 10-K Report,
                                EXHIBIT 10.11)

           #* EXHIBIT 10.15 -   Form of Indemnification Agreement for
                                Directors and Officers.  (File No. 1-1430,
                                Form 8-K Report dated April 29, 1987,
                                EXHIBIT 28.3)

           #* EXHIBIT 10.16 -   Form of Executive Severance Agreement
                                between Reynolds Metals Company and key
                                executive personnel, including each of the individuals listed in Item 4A hereof.
                                (File No. 1-1430, 1987 Form 10-K Report,
                                EXHIBIT 10.18)

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

           #* EXHIBIT 10.28 -   Renewal dated February 18, 1994 of
                                Consulting Agreement dated May 1, 1992
                                between Reynolds Metals Company and
                                William O. Bourke.  (File No. 1-1430, 1993
                                Form 10-K Report, EXHIBIT 10.28)

           #* EXHIBIT 10.29 -   Reynolds Metals Company Restricted Stock
                                Plan for Outside Directors.  (Registration
                                Statement No. 33-53851 on Form S-8, dated
                                May 27, 1994, EXHIBIT 4.6)

           #* EXHIBIT 10.30 -   Reynolds Metals Company New Management
                                Incentive Deferral Plan.  (File No. 1-1430,
                                Form 10-Q Report for the Quarter Ended
                                June 30, 1994, EXHIBIT 10.30)

           #* EXHIBIT 10.31 -   Reynolds Metals Company Salary Deferral
                                Plan for Executives.  (File No. 1-1430,
                                Form 10-Q Report for the Quarter Ended
                                June 30, 1994, EXHIBIT 10.31)

           #* EXHIBIT 10.32 -   Reynolds Metals Company Supplemental Long
                                Term Disability Plan for Executives.  (File
                                No. 1-1430, Form 10-Q Report for the
                                Quarter Ended June 30, 1994, EXHIBIT 10.32)

           #* EXHIBIT 10.33 -   Amendment to Reynolds Metals Company 1982
                                Nonqualified Stock Option Plan effective
                                August 19, 1994.  (File No. 1-1430, Form
                                10-Q Report for the Quarter Ended
                                September 30, 1994, EXHIBIT 10.33)

           #* EXHIBIT 10.34 -   Amendment to Reynolds Metals Company 1987
                                Nonqualified Stock Option Plan effective
                                August 19, 1994.  (File No. 1-1430, Form
                                10-Q Report for the Quarter Ended
                                September 30, 1994, EXHIBIT 10.34)

           #* EXHIBIT 10.35 -   Amendment to Reynolds Metals Company 1992
                                Nonqualified Stock Option Plan effective
                                August 19, 1994.  (File No. 1-1430, Form
                                10-Q Report for the Quarter Ended
                                September 30, 1994, EXHIBIT 10.35)

           #  EXHIBIT 10.36 -   Amendment to Reynolds Metals Company New
                                Management Incentive Deferral Plan
                                effective January 1, 1995

           #  EXHIBIT 10.37 -   Amendment to Reynolds Metals Company New
                                Management Incentive Deferral Plan
                                effective January 1, 1995 through
                                December 31, 1996

           #  EXHIBIT 10.38 -   Amendment to Reynolds Metals Company Salary
                                Deferral Plan for Executives effective
                                January 1, 1995 through December 31, 1996

              EXHIBIT 11    -   Computation of Earnings Per Share

              EXHIBIT 12    -   Not applicable

              EXHIBIT 13    -   Not applicable

              EXHIBIT 16    -   Not applicable

              EXHIBIT 18    -   None

              EXHIBIT 21    -   List of Subsidiaries of Reynolds Metals
                                Company

              EXHIBIT 22    -   None

              EXHIBIT 23    -   Consent of Independent Auditors

              EXHIBIT 24    -   Powers of Attorney

              EXHIBIT 27    -   Financial Data Schedule

              EXHIBIT 28    -   Not applicable


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

(b)    Reports on Form 8-K

       The Registrant filed no reports on Form 8-K during the fourth quarter of 1994.


                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REYNOLDS METALS COMPANY


                                        By  Richard G. Holder
                                            Richard G. Holder, Chairman of
                                            the Board and Chief Executive
                                            Officer

                                        Date  March 6, 1995



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By  Henry S. Savedge, Jr.               By  Richard G. Holder
    Henry S. Savedge, Jr., Director,        Richard G. Holder, Director
    Executive Vice President and            Chairman of the Board and Chief
    Chief Financial Officer                 Executive Officer

Date  March 6, 1995                     Date  March 6, 1995



By *Patricia C. Barron                  By  *William O. Bourke
    Patricia C. Barron, Director            William O. Bourke, Director

Date  March 6, 1995                     Date  March 6, 1995



By  Yale M. Brandt                      By  *Thomas A. Graves, Jr.
    Yale M. Brandt, Director                Thomas A. Graves, Jr., Director

Date  March 6, 1995                     Date  March 6, 1995



By  *John R. Hall                       By  *Robert L. Hintz
    John R. Hall, Director                  Robert L. Hintz, Director

Date  March 6, 1995                     Date  March 6, 1995



By  *William H. Joyce                   By  *David P. Reynolds
    William H. Joyce, Director              David P. Reynolds, Director

Date  March 6, 1995                     Date  March 6, 1995



By  Randolph N. Reynolds                By  *James M. Ringler
    Randolph N. Reynolds, Director          James M. Ringler, Director

Date  March 6, 1995                     Date  March 6, 1995



By  *Charles A. Sanders                 By  Jeremiah J. Sheehan
    Charles A. Sanders, Director            Jeremiah J. Sheehan, Director

Date  March 6, 1995                     Date  March 6, 1995



By  *Robert J. Vlasic                   By  *Joe B. Wyatt
    Robert J. Vlasic, Director              Joe B. Wyatt, Director

Date  March 6, 1995                     Date  March 6, 1995



By  Allen M. Earehart
    Allen M. Earehart,
    Vice President, Controller

Date  March 6, 1995



*By D. Michael Jones
    D. Michael Jones, Attorney-in-Fact

Date  March 6, 1995


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 EXHIBITS

                                    TO

                                 FORM 10-K

                For the fiscal year ended December 31, 1994

                        Commission File No. 1-1430

                          REYNOLDS METALS COMPANY


                          Attached herewith are
       Exhibits 3.1, 3.2, 10.36, 10.37, 10.38, 11, 21, 23, 24 and 27

                                   INDEX


      EXHIBIT 2     -   None

      EXHIBIT 3.1   -   Restated Certificate of Incorporation, as amended
                        to the date hereof

      EXHIBIT 3.2   -   By-Laws, as amended to the date hereof

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

   *  EXHIBIT 4.4   -   Amendment No. 1 dated as of November 1, 1991 to
                        the Indenture.  (File No. 1-1430, 1991 Form 10-K
                        Report, EXHIBIT 4.4)

   *  EXHIBIT 4.5   -   Rights Agreement dated as of November 23, 1987
                        (the "Rights Agreement") between Reynolds Metals
                        Company and The Chase Manhattan Bank, N.A.  (File
                        No. 1-1430, Registration Statement on Form 8-A dated November 23, 1987, pertaining to Preferred
                        Stock Purchase Rights, EXHIBIT 1)

   *  EXHIBIT 4.6   -   Amendment No. 1 dated as of December 19, 1991 to
                        the Rights Agreement.  (File No. 1-1430, 1991 Form
                        10-K Report, EXHIBIT 4.11)

   *  EXHIBIT 4.7   -   Form of 9-3/8% Debenture due June 15, 1999.  (File
                        No. 1-1430, Form 8-K Report dated June 6, 1989,
                        EXHIBIT 4)

   *  EXHIBIT 4.8   -   Form of Fixed Rate Medium-Term Note.
                        (Registration Statement No. 33-30882 on Form S-3, dated August 31, 1989, EXHIBIT 4.3)

   *  EXHIBIT 4.9   -   Form of Floating Rate Medium-Term Note.
                        (Registration Statement No. 33-30882 on Form S-3, dated August 31, 1989, EXHIBIT 4.4)

   *  EXHIBIT 4.10  -   Form of Book-Entry Fixed Rate Medium-Term Note.
                        (File No. 1-1430, 1991 Form 10-K Report,
                        EXHIBIT 4.15)

   *  EXHIBIT 4.11  -   Form of Book-Entry Floating Rate Medium-Term Note.
                        (File No. 1-1430, 1991 Form 10-K Report,
                        EXHIBIT 4.16)

   *  EXHIBIT 4.12  -   Form of 9% Debenture due August 15, 2003.  (File
                        No. 1-1430, Form 8-K Report dated August 16, 1991,
                        Exhibit 4(a))

   *  EXHIBIT 4.13  -   Articles of Continuance of Canadian Reynolds
                        Metals Company, Limited -- Societe Canadienne de
                        Metaux Reynolds, Limitee ("CRM"), as amended to the date hereof. (Registration Statement No. 33-
                        59168 on Form S-3, dated March 5, 1993,
                        EXHIBIT 4.1)

   *  EXHIBIT 4.14  -   By-Laws of CRM, as amended to the date hereof.
                        (File No. 1-1430, Form 10-Q Report for the Quarter
                        Ended September 30, 1993, EXHIBIT 4.19)

   *  EXHIBIT 4.15  -   Indenture dated as of April 1, 1993 among CRM,
                        Reynolds Metals Company and The Bank of New York, as Trustee. (File No. 1-1430, Form 8-K Report dated July 14, 1993, EXHIBIT 4(a))

   *  EXHIBIT 4.16  -   Form of 6-5/8% Guaranteed Amortizing Note due July
                        15, 2002.  (File No. 1-1430, Form 8-K Report dated
                        July 14, 1993, EXHIBIT 4(d))

      EXHIBIT 9     -   None

   *  EXHIBIT 10.1  -   Reynolds Metals Company 1982 Nonqualified Stock
                        Option Plan, as amended through May 17, 1985.
                        (File No. 1-1430, 1985 Form 10-K Report,
                        EXHIBIT 10.2)

   *  EXHIBIT 10.2  -   Reynolds Metals Company 1987 Nonqualified Stock
                        Option Plan.  (Registration Statement No. 33-13822
                        on Form S-8, dated April 28, 1987, EXHIBIT 28.1)

   *  EXHIBIT 10.3  -   Reynolds Metals Company 1992 Nonqualified Stock
                        Option Plan.  (Registration Statement No. 33-44400
                        on Form S-8, dated December 9, 1991, EXHIBIT 28.1)

   *  EXHIBIT 10.4  -   Reynolds Metals Company Performance Incentive
                        Plan, as amended and restated effective January 1, 1985. (File No. 1-1430, 1985 Form 10-K Report,
                        EXHIBIT 10.3)

   *  EXHIBIT 10.5  -   Consulting Agreement dated April 16, 1986 between
                        Reynolds Metals Company and David P. Reynolds.
                        (File No. 1-1430, Form 10-Q Report for the Quarter
                        Ended March 31, 1986, EXHIBIT 19)

   *  EXHIBIT 10.6  -   Form of Deferred Compensation Agreement dated
                        February 17, 1984 between Reynolds Metals Company and David P. Reynolds. (File No. 1-1430, Form
                        10-Q Report for the Quarter Ended March 31, 1994,
                        EXHIBIT 10.6)

   *  EXHIBIT 10.7  -   Deferred Compensation Agreement dated May 16, 1986
                        between Reynolds Metals Company and David P.
                        Reynolds. (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1986, EXHIBIT 19)

   *  EXHIBIT 10.8  -   Agreement dated December 9, 1987 between Reynolds
                        Metals Company and Jeremiah J. Sheehan.  (File No.
                        1-1430, 1987 Form 10-K Report, EXHIBIT 10.9)

   *  EXHIBIT 10.9  -   Supplemental Death Benefit Plan for Officers.
                        (File No. 1-1430, 1986 Form 10-K Report,
                        EXHIBIT 10.8)

   *  EXHIBIT 10.10 -   Financial Counseling Assistance Plan for Officers.
                        (File No. 1-1430, 1987 Form 10-K Report,
                        EXHIBIT 10.11)

   *  EXHIBIT 10.11  -  Management Incentive Deferral Plan.  (File No.
                        1-1430, 1987 Form 10-K Report, EXHIBIT 10.12)

   *  EXHIBIT 10.12  -  Deferred Compensation Plan for Outside Directors
                        as Amended and Restated Effective December 1, 1993. (File No. 1-1430, 1993 Form 10-K Report,
                        EXHIBIT 10.12)

   *  EXHIBIT 10.13 -   Retirement Plan for Outside Directors. (File No.
                        1-1430, 1986 Form 10-K Report, EXHIBIT 10.10)

   *  EXHIBIT 10.14 -   Death Benefit Plan for Outside Directors. (File
                        No. 1-1430, 1986 Form 10-K Report, EXHIBIT 10.11)

   *  EXHIBIT 10.15 -   Form of Indemnification Agreement for Directors
                        and Officers. (File No. 1-1430, Form 8-K Report dated April 29, 1987, EXHIBIT 28.3)

   *  EXHIBIT 10.16 -   Form of Executive Severance Agreement between
                        Reynolds Metals Company and key executive personnel, including each of the individuals listed in Item 4A hereof. (File No. 1-1430, 1987
                        Form 10-K Report, EXHIBIT 10.18)

   *  EXHIBIT 10.17 -   Renewal dated February 21, 1992 of Consulting
                        Agreement dated April 16, 1986 between Reynolds
                        Metals Company and David P. Reynolds. (File No. 1-
                        1430, 1991 Form 10-K Report, EXHIBIT 10.19)

   *  EXHIBIT 10.18 -   Amendment to Reynolds Metals Company 1987
                        Nonqualified Stock Option Plan effective May 20,
                        1988.  (File No. 1-1430, Form 10-Q Report for the
                        Quarter Ended June 30, 1988, EXHIBIT 19(a))

   *  EXHIBIT 10.19 -   Amendment to Reynolds Metals Company 1987
                        Nonqualified Stock Option Plan effective
                        October 21, 1988.  (File No. 1-1430, Form 10-Q
                        Report for the Quarter Ended September 30, 1988,
                        EXHIBIT 19(a))

   *  EXHIBIT 10.20 -   Amendment to Reynolds Metals Company 1987
                        Nonqualified Stock Option Plan effective
                        January 1, 1987.  (File No. 1-1430, 1988 Form 10-K
                        Report, EXHIBIT 10.22)

   *  EXHIBIT 10.21 -   Amendment to Reynolds Metals Company Performance
                        Incentive Plan effective January 1, 1989.  (File
                        No. 1-1430, Form 10-Q Report for the Quarter Ended
                        June 30, 1989, EXHIBIT 19)

   *  EXHIBIT 10.22 -   Form of Stock Option and Stock Appreciation Right
                        Agreement, as approved February 16, 1990 by the Compensation Committee of the Company's Board of
                        Directors.  (File No. 1-1430, 1989 Form 10-K
                        Report, EXHIBIT 10.24)

   *  EXHIBIT 10.23 -   Amendment to Reynolds Metals Company 1982
                        Nonqualified Stock Option Plan effective
                        January 18, 1991.  (File No. 1-1430, 1990 Form
                        10-K Report, EXHIBIT 10.25)

   *  EXHIBIT 10.24 -   Amendment to Reynolds Metals Company 1987
                        Nonqualified Stock Option Plan effective
                        January 18, 1991.  (File No. 1-1430, 1990 Form
                        10-K Report, EXHIBIT 10.26)

   *  EXHIBIT 10.25 -   Letter Agreement dated January 18, 1991 between
                        Reynolds Metals Company and William O. Bourke.
                        (File No. 1-1430, 1990 Form 10-K Report,
                        EXHIBIT 10.29)

   *  EXHIBIT 10.26 -   Form of Stock Option Agreement, as approved
                        April 22, 1992 by the Compensation Committee of the Company's Board of Directors. (File No. 1-
                        1430, Form 10-Q Report for the Quarter Ended
                        March 31, 1992, EXHIBIT 28(a))

   *  EXHIBIT 10.27 -   Consulting Agreement dated May 1, 1992 between
                        Reynolds Metals Company and William O. Bourke.
                        (File No. 1-1430, Form 10-Q Report for the Quarter
                        Ended March 31, 1992, EXHIBIT 28(b))


   *  EXHIBIT 10.28 -   Renewal dated February 18, 1994 of Consulting
                        Agreement dated May 1, 1992 between Reynolds
                        Metals Company and William O. Bourke.  (File No.
                        1-1430, 1993 Form 10-K Report, EXHIBIT 10.28)

   *  EXHIBIT 10.29 -   Reynolds Metals Company Restricted Stock Plan for
                        Outside Directors.  (Registration Statement No.
                        33-53851 on Form S-8, dated May 27, 1994,
                        EXHIBIT 4.6)

   *  EXHIBIT 10.30 -   Reynolds Metals Company New Management Incentive
                        Deferral Plan. (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1994,
                        EXHIBIT 10.30)

   *  EXHIBIT 10.31 -   Reynolds Metals Company Salary Deferral Plan for
                        Executives. (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1994,
                        EXHIBIT 10.31)

   *  EXHIBIT 10.32 -   Reynolds Metals Company Supplemental Long Term
                        Disability Plan for Executives.  (File No. 1-1430,
                        Form 10-Q Report for the Quarter Ended June 30,
                        1994, EXHIBIT 10.32)

   *  EXHIBIT 10.33 -   Amendment to Reynolds Metals Company 1982
                        Nonqualified Stock Option Plan effective
                        August 19, 1994.  (File No. 1-1430, Form 10-Q
                        Report for the Quarter Ended September 30, 1994,
                        EXHIBIT 10.33)

   *  EXHIBIT 10.34 -   Amendment to Reynolds Metals Company 1987
                        Nonqualified Stock Option Plan effective
                        August 19, 1994.  (File No. 1-1430, Form 10-Q
                        Report for the Quarter Ended September 30, 1994,
                        EXHIBIT 10.34)

   *  EXHIBIT 10.35 -   Amendment to Reynolds Metals Company 1992
                        Nonqualified Stock Option Plan effective
                        August 19, 1994.  (File No. 1-1430, Form 10-Q
                        Report for the Quarter Ended September 30, 1994,
                        EXHIBIT 10.35)

      EXHIBIT 10.36 -   Amendment to Reynolds Metals Company New
                        Management Incentive Deferral Plan effective
                        January 1, 1995

      EXHIBIT 10.37 -   Amendment to Reynolds Metals Company New
                        Management Incentive Deferral Plan effective
                        January 1, 1995 through December 31, 1996

      EXHIBIT 10.38 -   Amendment to Reynolds Metals Company Salary
                        Deferral Plan for Executives effective January 1,
                        1995 through December 31, 1996

      EXHIBIT 11    -   Computation of Earnings Per Share

      EXHIBIT 12    -   Not applicable

      EXHIBIT 13    -   Not applicable

      EXHIBIT 16    -   Not applicable

      EXHIBIT 18    -   None

      EXHIBIT 21    -   List of Subsidiaries of Reynolds Metals Company

      EXHIBIT 22    -   None

      EXHIBIT 23    -   Consent of Independent Auditors

      EXHIBIT 24    -   Powers of Attorney

      EXHIBIT 27    -   Financial Data Schedule

      EXHIBIT 28    -   Not applicable


____________________________
 *     Incorporated by reference.