Form 10-Q
period 1995-03-31
REYNOLDS METALS CO
filed 1995-05-15
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q



           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1995

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

As of April 30, 1995, the Registrant had 62,852,674 shares of Common Stock, no par value, outstanding and entitled to vote.


                      PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
___________________________________________________________________________
Reynolds Metals Company

                                                   Quarter Ended March 31
___________________________________________________________________________
(In millions, except per share amounts)                1995      1994
___________________________________________________________________________

Revenues
Net sales                                             $1,651   $1,254
Equity, interest and other income                         10        7
___________________________________________________________________________

                                                       1,661    1,261
___________________________________________________________________________

Costs and expenses
Cost of products sold                                  1,392    1,166
Selling, administrative and general expenses             107       92
Interest - principally on long-term obligations           43       36
___________________________________________________________________________

                                                       1,542    1,294
___________________________________________________________________________

Income (loss) before income taxes                        119     (33)
Taxes on income (credit)                                  37     (12)
___________________________________________________________________________

Net income (loss)                                        $82    $(21)
Preferred stock dividends                                  9       7
___________________________________________________________________________

Net income (loss) available to common stockholders       $73    $(28)
===========================================================================


Income (loss) per share (Note B)
Average shares outstanding                                72       61
Net income (loss)                                      $1.13  $(0.46)

Cash dividends per common share                        $0.25    $0.25

___________________________________________________________________________

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
___________________________________________________________________________
Reynolds Metals Company

                                                      March 31  December 31
___________________________________________________________________________
(In millions)                                           1995       1994
___________________________________________________________________________

ASSETS
Current assets
    Cash and cash equivalents                              $38     $308
    Short-term investments                                  90      126
    Receivables, less allowances of $20
        (1994 - $19)                                     1,076      962
    Inventories                                          1,029      873
    Prepaid expenses                                        62       53
___________________________________________________________________________
        Total current assets                             2,295    2,322
Unincorporated joint ventures and associated companies     855      856
Property, plant and equipment                            6,356    6,308
Less allowances for depreciation and amortization        3,244    3,200
___________________________________________________________________________
                                                         3,112    3,108
Deferred taxes and other assets                          1,166    1,175
___________________________________________________________________________
    Total assets                                        $7,428   $7,461
===========================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable, accrued and other liabilities     $1,182   $1,286
    Short-term obligations                                 143      120
    Long-term debt                                          18       18
___________________________________________________________________________
        Total current liabilities                        1,343    1,424
Long-term debt                                           1,849    1,848
Postretirement benefits                                  1,141    1,145
Environmental, deferred taxes and other liabilities        756      772
Stockholders' equity
    Preferred stock                                        505      505
    Common stock                                           881      870
    Retained earnings                                    1,037      980
    Cumulative currency translation adjustments            (44)     (43)
    Pension liability adjustment                           (40)     (40)
___________________________________________________________________________
        Total stockholders' equity                       2,339    2,272
___________________________________________________________________________
    Total liabilities and stockholders' equity          $7,428   $7,461
===========================================================================

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
____________________________________________________________________________________________________
Reynolds Metals Company
                                                                               Three Months Ended
                                                                                    March 31
____________________________________________________________________________________________________
(In millions)                                                                   1995      1994
____________________________________________________________________________________________________
Operating activities
Net income (loss)                                                                $82     $(21)
Adjustments to reconcile to net cash used in
    operating activities:
        Depreciation and amortization                                             76        71
        Changes in operating assets and liabilities net
            of effects from acquisitions and dispositions:
                Accounts payable, accrued and other liabilities                (109)        92
                Receivables                                                    (111)      (82)
                Inventories                                                    (161)      (75)
                Other                                                           (23)      (10)
____________________________________________________________________________________________________
Net cash used in operating activities                                          (246)      (25)

Investing activities
Capital investments                                                             (85)      (52)
Proceeds from sales of assets                                                     28         5
Maturities of investments in debt securities                                      36         -
Other investing activities - net                                                   5      (20)
____________________________________________________________________________________________________
Net cash used in investing activities                                           (16)      (67)

Financing activities
Proceeds from preferred stock issue                                                -       505
Increase (decrease) in short-term borrowings                                      18      (40)
Cash dividends paid                                                             (25)         -
Reduction of long-term debt and other - net                                      (1)      (43)
____________________________________________________________________________________________________
Net cash provided by (used in) financing activities                              (8)       422

Cash and cash equivalents
Net increase (decrease)                                                        (270)       330
At beginning of period                                                          308        19
____________________________________________________________________________________________________

At end of period                                                                 $38      $349
====================================================================================================
/TABLE

           REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Quarters Ended March 31, 1995 and 1994


Note A - Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


Note B - Earnings per share

In the first quarter of 1995, earnings per share equals net income divided by the weighted-average number of common shares and common share equivalents outstanding during the period. The number of common share equivalents outstanding was based on the assumed conversion of the Company's 7% PRIDES(SM), Convertible Preferred Stock ("PRIDES"). In the first quarter of 1994, earnings per share equals net income, minus PRIDES dividends, divided by the weighted-average number of common shares outstanding during the period. Common share equivalents relating to the PRIDES were not included in the first quarter of 1994 since their effect would have been anti-dilutive.


Note C - Financing Arrangements

In the first quarter of 1995, the Company amended its $500 million revolving credit facility to extend the term and lower the cost. The expiration date of the facility was extended from 1999 to 2000. The annual commitment fee on the unused portion of the facility was lowered from .20% to .125%. No amounts were outstanding under the facility at March 31, 1995.


Note D - Contingent liabilities

As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1994, the Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party, with others, at various EPA designated Superfund sites. The Company has recorded amounts which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to future quarterly or annual results of operations.

Note E - Canadian Reynolds Metals Company, Limited

Summarized financial information for Canadian Reynolds Metals Company, Limited is as follows:


                                     Quarter ended March 31
                                      _______________________
                                         1995        1994
                                      _______________________

   Net Sales:
     Customers                          $113          $73
     Parent company                      179          116
                                      _______________________
                                         292          189

   Cost of products sold                 215          181

   Net income (loss)                     $50           $5



                                      March 31    December 31
                                        1995         1994
                                      _______________________

   Current assets                        $310        $238
   Noncurrent assets                    1,004       1,015
   Current liabilities                    (79)        (83)
   Noncurrent liabilities                (579)       (564)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in or referred to in this report.

RESULTS OF OPERATIONS

        The Company had net income of $82 million ($1.13 per share) in the first quarter of 1995 compared to a net loss of $21 million ($.46 per share) in the first quarter of 1994.

        The strengthening global economy has resulted in increased aluminum consumption, declining worldwide inventories and higher demand and stronger prices for the Company's products. These factors, together with intensive cost reduction efforts, are reflected in the Company's significantly improved results.

Shipments and Revenues

        Shipments, net sales and revenues per pound for the first quarter of 1995 and 1994 were as follows (metric tons in thousands and dollars in millions, except per pound amounts):

                                              First Quarter
                                             1995      1994
                                           _________________

       Aluminum product shipments             392       345

       Net sales:
         Aluminum                          $1,334      $926
         Nonaluminum                          317       328
                                           _________________
              Total                        $1,651    $1,254
                                           =================


       Revenues per pound:
         Fabricated aluminum products      $1.73       $1.37
         Primary aluminum                  $0.99       $0.61


      Higher shipments were realized for most aluminum products, particularly cans and ends, sheet and primary and recycled ingot. In addition to the increase in demand, higher shipments of cans and ends and aluminum sheet were also attributable to the 1994 acquisitions of a can manufacturing facility and a metals distribution business.

      The increase in net sales for aluminum products was due to the higher shipping volume and higher prices for most aluminum products.

      The decline in nonaluminum sales was due to the divestiture of gold mining operations in mid-1994 and early 1995 and lower sales of real estate. This decline was somewhat offset by higher sales of stainless steel due to improved demand and the acquisition of a metals distribution business in 1994.


          Revenues by principal markets were:

                                            First Quarter
                                            1995    1994
                                           ______________

             Packaging and Containers        41%     45%
             Distributors and Fabricators    16      13
             Automotive and Transportation   15      11
             Building and Construction       13      11
             Electrical                       3       3
             Other                           12      17
                                           ______________

                   Total                    100%    100%
                                           ==============


      Sales to the packaging and containers market improved 18% in the first quarter of 1995 but provided a lower percentage of total revenues due to substantial gains in sales to other markets. Higher sales were realized to the distributors and fabricators market (up 57%), the automotive and transportation market (up 72%) and the building and construction market (up 51%).

      For further information concerning shipments and revenues, see the discussion under "Operating Area Analysis".

Costs and Expenses

      The increase in cost of products sold was due to the higher shipping volume and higher costs for purchased materials. Costs were favorably impacted by performance improvement programs and higher capacity utilization at aluminum fabricating facilities.

      Selling, administrative and general expenses increased due to the higher level of business activity but declined from 7.3% to 6.5% of net sales. The increase in interest expense was due to higher rates.

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

      On August 29, 1994 and March 30, 1995, the Company received civil investigative demands from the U.S. Department of Justice relating to production of primary aluminum and the pricing of aluminum can stock, respectively. The Company is cooperating with both inquiries and is confident that its conduct has been in compliance with U.S. antitrust laws.

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

Taxes on Income

      The effective tax rates reflected in the income statement differ from the U.S. federal statutory rate because of state and foreign taxes and the effects of percentage depletion allowances.

OPERATING AREA ANALYSIS
(Metric tons in thousands, dollars in millions)
                                            FIRST QUARTER
                                  ______________________________
                                    Net Sales       Shipments
                                   1995   1994    1995  1994
                                   _____________________________
Finished products and other sales
  Packaging and containers:
    Aluminum                        $402  $337      82    76
    Nonaluminum                      123   121
  Other aluminum                     151    92      44    33
  Other nonaluminum                  128   110
                                   _____________________________
                                     804   660     126   109
                                   _____________________________

Production and Processing
  Primary aluminum                   133    74      61    55
  Flat rolled                        330   217     106    98
  Extruded and drawn                 195   131      56    51
  Other aluminum                     123    75      43    32
  Other nonaluminum                   66    63
  Gold                                 -    34
                                   _____________________________
                                     847   594     266   236
                                   _____________________________

Net sales                         $1,651$1,254     392   345
                                   =============================


Finished Products and Other Sales

      Higher shipments were realized for most products, particularly cans and ends and aluminum sheet. The increase in aluminum sales reflects the higher shipping volume and stronger prices for aluminum products. The increase in nonaluminum sales is principally attributable to stainless steel. In addition to the increase in demand, higher shipments and sales of cans, ends, aluminum sheet and stainless steel were also attributable to the 1994 acquisitions of a can manufacturing facility and a metals distribution business.

Production and Processing

      Higher shipments were realized for most products, particularly primary and recycled ingot, electrical rod and can sheet. The increase in aluminum sales reflects the higher shipping volume and stronger prices. The Company sold a portion of its gold mining operations in mid-1994 and the remainder in early 1995.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

      Working capital totalled $952 million at March 31, 1995, compared to $898 million at December 31, 1994. The ratio of current assets to current liabilities was 1.7/1 at March 31, 1995, compared to 1.6/1 at December 31, 1994. The increase in working capital reflects the higher level of business activity. Inventories have increased due to anticipated higher shipping levels in the second quarter of 1995.

Operating Activities

      In the first quarter of 1995, cash generated from operations was supplemented with cash on hand to finance increases in inventories and receivables and to reduce accounts payable, accrued and other liabilities.

Investing Activities

      Capital investments of $85 million in the first quarter of 1995 included $34 million for operating requirements (i.e., replacement equipment, capital maintenance, environmental control projects, etc.). The remainder was for continuing performance improvement and strategic investment projects including modernization of can manufacturing facilities; improvements at the can sheet facility in Alabama; a new wheel facility in Wisconsin; expansion of foil rolling capacity at a facility in Kentucky; and equipment upgrades at a number of other facilities.

      In the first quarter of 1995, the Company sold its remaining gold mining assets in Australia for $28 million. The proceeds from the sale, which approximated book value, will be redeployed into value-added businesses. The sale is not expected to have a material effect on the Company's ongoing results of operations.

Financing Activities

      In the first quarter of 1995, the Company amended its $500 million revolving credit facility to extend the term and lower the cost. The expiration date of the facility was extended from 1999 to 2000. The annual commitment fee on the unused portion of the facility was lowered from .20% to .125%. No amounts were outstanding under the facility at March 31, 1995.

      In the first quarter of 1995, the Company contributed 206,000 shares of common stock, valued at approximately $10 million, to its pension plans.

Financial Outlook

      Capital investments in 1995 are expected to total $575 million. Approximately 35% of this amount will be for operating requirements.
The remainder will be for performance improvement and strategic investment projects. In addition to those projects where expenditures were made in the first quarter of 1995, performance improvement and strategic investment projects also include participation in the construction of foreign can plants; capacity expansion at a plastic film plant in Virginia; capacity expansion at a fabricated aluminum automotive components plant in Indiana (see below); and equipment upgrades at a number of other facilities. Capital investments in 1995 will be funded primarily with cash generated from operations, proceeds from the sale of non-core assets and a portion of the remaining proceeds from the Company's preferred stock issued in early 1994.

      Rates for electricity charged by the Bonneville Power Administration ("BPA"), which serves the Company's Troutdale, Oregon and Longview, Washington primary aluminum production plants, have been settled through October, 1996. However, the longer-term outlook for BPA's rates remains uncertain, due in part to ongoing political, regulatory and judicial developments relating to endangered species listings of Snake River salmon and the effect of such developments on BPA's hydroelectric operations. Further increases in power rates which are already relatively high by worldwide standards could jeopardize the long-term competitiveness of the Company's Troutdale and Longview plants. The Company would have to consider whether paying increased power rates for its smelter operations in the Pacific Northwest would be prudent under prevailing economic conditions. The Company is exploring competitive alternatives to BPA power.

      In the first quarter of 1995, the Company announced plans for a $12 million expansion that will more than double annual production capacity at its fabricated aluminum automotive components plant in Indiana. The start-up of the additional capacity is set for early 1996. The expansion will allow the facility to keep up with a growing customer base.

      The Company believes its available financial resources (including cash and investments of over $100 million), together with internally generated funds, are sufficient to meet its business needs at the present time and for the foreseeable future. The Company continues to exceed the financial ratio requirements contained in its financing arrangements and expects to do so for the foreseeable future. At March 31, 1995, $222 million of the Company's $1.65 billion shelf registration remained available for the issuance of debt securities.

OTHER INFORMATION

      The Financial Accounting Standards Board issued in March, 1995, FAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company is in the process of evaluating the provisions of this pronouncement and has not made a determination as to the impact, if any, on the Company's financial position and/or results of operations.


                      PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On March 30, 1995, the registrant received a civil investigative demand from the U.S. Department of Justice relating to the pricing of aluminum can stock. The registrant is cooperating with the inquiry and is confident that its conduct has been in compliance with U.S. antitrust laws.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on April 19, 1995. The stockholders (i) elected the sixteen nominees named in the Company's proxy statement to serve as Directors, (ii) approved amendment of the Company's Performance Incentive Plan and (iii) ratified the selection of Ernst & Young LLP as independent auditors of the Company for 1995. The number of votes cast for, against or withheld, and the number of abstentions, as applicable, with respect to each of the foregoing matters were as set forth below. There were no broker nonvotes with respect to any of the foregoing matters. No other matters were voted upon at the meeting.

     (i)  Election of Directors


              Name             Number Of Votes   Number Of Votes
                                 Cast "For"          Withheld

        Patricia C. Barron       62,176,628           332,022
        William O. Bourke        61,810,979           697,671
        Yale M. Brandt           62,173,805           334,845
        John R. Hall             62,181,371           327,279
        Robert L. Hintz          62,179,513           329,137
        Richard G. Holder        62,177,042           331,608
        William H. Joyce         62,096,706           411,944
        Mylle Bell Mangum        62,091,638           417,012
        D. Larry Moore           62,096,598           412,052
        Randolph N. Reynolds     62,178,040           330,610
        James M. Ringler         62,180,592           328,058
        Charles A. Sanders       62,179,692           328,958
        Henry S. Savedge, Jr.    62,179,637           329,013
        Jeremiah J. Sheehan      62,182,749           325,901
        Robert J. Vlasic         62,174,826           333,824
        Joe B. Wyatt             62,176,876           331,774

        (ii)  Approval of Amendment of Performance Incentive Plan

         Number of Votes Cast "For"       60,345,128
         Number of Votes Cast "Against"    1,722,440
         Number of Abstentions               442,781

     (iii) Ratification of Selection of Ernst & Young LLP as
Independent Auditors

         Number of Votes Cast "For"       61,862,443
         Number of Votes Cast "Against"      242,529
         Number of Abstentions               404,179


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

     During the first quarter of 1995, the Registrant filed with the Commission a Current Report on Form 8-K dated March 30, 1995 reporting under Item 5 that it had (i) completed the sale of its wholly owned subsidiary, Reynolds Australian Gold Operations, Ltd. (which at the time of the sale held the Registrant's principal remaining gold mining assets), to Sons of Gwalia Ltd. and Camelot Resources N.L. and (ii) received a civil investigative demand from the U.S. Department of Justice relating to the pricing of aluminum can stock.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY



By   Allen M. Earehart
     Allen M. Earehart
     Vice President, Controller
     (Principal Accounting Officer)




DATE:  May 12, 1995


                           INDEX TO EXHIBITS



     EXHIBIT 2       -  None

 *  EXHIBIT 3.1      -  Restated Certificate of Incorporation, as
                        amended to the date hereof. (File No. 1-1430, 1994 Form 10-K Report, EXHIBIT 3.1)

 *  EXHIBIT 3.2      -  By-Laws, as amended to the date hereof.  (File
                        No. 1-1430, 1994 Form 10-K Report, EXHIBIT 3.2)

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

 *  EXHIBIT 10.3     -  Reynolds Metals Company 1992 Nonqualified Stock
                        Option Plan.  (Registration Statement No.
                        33-44400 on Form S-8, dated December 9, 1991,
                        EXHIBIT 28.1)

    EXHIBIT 10.4     -  Reynolds Metals Company Performance Incentive
                        Plan, as amended and restated effective January
                        1, 1996

 *  EXHIBIT 10.5     -  Agreement dated December 9, 1987 between
                        Reynolds Metals Company and Jeremiah J.
                        Sheehan.  (File No. 1-1430, 1987 Form 10-K
                        Report, EXHIBIT 10.9)

 *  EXHIBIT 10.6     -  Supplemental Death Benefit Plan for Officers.
                        (File No. 1-1430, 1986 Form 10-K Report,
                        EXHIBIT 10.8)

 *  EXHIBIT 10.7     -  Financial Counseling Assistance Plan for
                        Officers.  (File No. 1-1430, 1987 Form 10-K
                        Report, EXHIBIT 10.11)

 *  EXHIBIT 10.8     -  Management Incentive Deferral Plan.  (File No.
                        1-1430, 1987 Form 10-K Report, EXHIBIT 10.12)

 *  EXHIBIT 10.9     -  Deferred Compensation Plan for Outside
                        Directors as Amended and Restated Effective
                        December 1, 1993.  (File No. 1-1430, 1993 Form
                        10-K Report, EXHIBIT 10.12)

 *  EXHIBIT 10.10    -  Retirement Plan for Outside Directors. (File
                        No. 1-1430, 1986 Form 10-K Report, EXHIBIT
                        10.10)

 *  EXHIBIT 10.11    -  Death Benefit Plan for Outside Directors. (File
                        No. 1-1430, 1986 Form 10-K Report, EXHIBIT
                        10.11)

 *  EXHIBIT 10.12    -  Form of Indemnification Agreement for Directors
                        and Officers.  (File No. 1-1430, Form 8-K
                        Report dated April 29, 1987, EXHIBIT 28.3)

 *  EXHIBIT 10.13    -  Form of Executive Severance Agreement between
                        Reynolds Metals Company and key executive personnel, including each of the individuals listed in Item 4A of the Reynolds Metals
                        Company 1994 Form 10-K Report, Paul S. Hayden and John F. Rudin. (File No. 1-1430, 1987 Form
                        10-K Report, EXHIBIT 10.18)

 *  EXHIBIT 10.14    -  Amendment to Reynolds Metals Company 1987
                        Nonqualified Stock Option Plan effective May
                        20, 1988.  (File No. 1-1430, Form 10-Q Report
                        for the Quarter Ended June 30, 1988, EXHIBIT
                        19(a))

 *  EXHIBIT 10.15    -  Amendment to Reynolds Metals Company 1987
                        Nonqualified Stock Option Plan effective
                        October 21, 1988.  (File No. 1-1430, Form 10-Q
                        Report for the Quarter Ended September 30,
                        1988, EXHIBIT 19(a))

 *  EXHIBIT 10.16    -  Amendment to Reynolds Metals Company 1987
                        Nonqualified Stock Option Plan effective
                        January 1, 1987.  (File No. 1-1430, 1988 Form
                        10-K Report, EXHIBIT 10.22)

 *  EXHIBIT 10.17    -  Amendment to Reynolds Metals Company
                        Performance Incentive Plan effective January 1,
                        1989. (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1989, EXHIBIT 19)

 *  EXHIBIT 10.18    -  Form of Stock Option and Stock Appreciation
                        Right Agreement, as approved February 16, 1990 by the Compensation Committee of the Company's
                        Board of Directors.  (File No. 1-1430, 1989
                        Form 10-K Report, EXHIBIT 10.24)

 *  EXHIBIT 10.19    -  Amendment to Reynolds Metals Company 1982
                        Nonqualified Stock Option Plan effective
                        January 18, 1991.  (File No. 1-1430, 1990 Form
                        10-K Report, EXHIBIT 10.25)

 *  EXHIBIT 10.20    -  Amendment to Reynolds Metals Company 1987
                        Nonqualified Stock Option Plan effective
                        January 18, 1991.  (File No. 1-1430, 1990 Form
                        10-K Report, EXHIBIT 10.26)

 *  EXHIBIT 10.21    -  Letter Agreement dated January 18, 1991 between
                        Reynolds Metals Company and William O. Bourke.
                        (File No. 1-1430, 1990 Form 10-K Report,
                        EXHIBIT 10.29)

 *  EXHIBIT 10.22    -  Form of Stock Option Agreement, as approved
                        April 22, 1992 by the Compensation Committee of the Company's Board of Directors. (File No.
                        1-1430, Form 10-Q Report for the Quarter Ended
                        March 31, 1992, EXHIBIT 28(a))

 *  EXHIBIT 10.23    -  Consulting Agreement dated May 1, 1992 between
                        Reynolds Metals Company and William O. Bourke.
                        (File No. 1-1430, Form 10-Q Report for the
                        Quarter Ended March 31, 1992, EXHIBIT 28(b))

 *  EXHIBIT 10.24    -  Renewal dated February 18, 1994 of Consulting
                        Agreement dated May 1, 1992 between Reynolds
                        Metals Company and William O. Bourke.  (File
                        No. 1-1430, 1993 Form 10-K Report, EXHIBIT
                        10.28)

 *  EXHIBIT 10.25    -  Reynolds Metals Company Restricted Stock Plan
                        for Outside Directors.  (Registration Statement
                        No. 33-53851 on Form S-8, dated May 27, 1994,
                        EXHIBIT 4.6)

 *  EXHIBIT 10.26    -  Reynolds Metals Company New Management
                        Incentive Deferral Plan.  (File No. 1-1430,
                        Form 10-Q Report for the Quarter Ended June 30,
                        1994, EXHIBIT 10.30)

 *  EXHIBIT 10.27    -  Reynolds Metals Company Salary Deferral Plan
                        for Executives.  (File No. 1-1430, Form 10-Q
                        Report for the Quarter Ended June 30, 1994,
                        EXHIBIT 10.31)

 *  EXHIBIT 10.28    -  Reynolds Metals Company Supplemental Long Term
                        Disability Plan for Executives.  (File No.
                        1-1430, Form 10-Q Report for the Quarter Ended
                        June 30, 1994, EXHIBIT 10.32)

 *  EXHIBIT 10.29    -  Amendment to Reynolds Metals Company 1982
                        Nonqualified Stock Option Plan effective August
                        19, 1994.  (File No. 1-1430, Form 10-Q Report
                        for the Quarter Ended September 30, 1994,
                        EXHIBIT 10.33)

 *  EXHIBIT 10.30    -  Amendment to Reynolds Metals Company 1987
                        Nonqualified Stock Option Plan effective August
                        19, 1994.  (File No. 1-1430, Form 10-Q Report
                        for the Quarter Ended September 30, 1994,
                        EXHIBIT 10.34)

 *  EXHIBIT 10.31    -  Amendment to Reynolds Metals Company 1992
                        Nonqualified Stock Option Plan effective August
                        19, 1994.  (File No. 1-1430, Form 10-Q Report
                        for the Quarter Ended September 30, 1994,
                        EXHIBIT 10.35)

 *  EXHIBIT 10.32    -  Amendment to Reynolds Metals Company New
                        Management Incentive Deferral Plan effective
                        January 1, 1995.  (File No. 1-1430, 1994 Form
                        10-K Report, EXHIBIT 10.36)

 *  EXHIBIT 10.33    -  Amendment to Reynolds Metals Company New
                        Management Incentive Deferral Plan effective
                        January 1, 1995 through December 31, 1996.
                        (File No. 1-1430, 1994 Form 10-K Report,
                        EXHIBIT 10.37)

 *  EXHIBIT 10.34    -  Amendment to Reynolds Metals Company Salary
                        Deferral Plan for Executives effective January
                        1, 1995 through December 31, 1996.  (File No.
                        1-1430, 1994 Form 10-K Report, EXHIBIT 10.38)

    EXHIBIT 11       -  Computation of Earnings Per Share

    EXHIBIT 15       -  None

    EXHIBIT 18       -  None

    EXHIBIT 19       -  None

    EXHIBIT 22       -  None

    EXHIBIT 23       -  None

    EXHIBIT 24       -  None

    EXHIBIT 27       -  Financial Data Schedule



____________________________
 *    Incorporated by reference.



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