Form 10-Q
period 1995-06-30
REYNOLDS METALS CO
filed 1995-08-11
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-Q
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of July 31, 1995, the Registrant had 63,446,718 shares of Common Stock, no par value, outstanding and entitled to vote.

                      PART I - FINANCIAL INFORMATION





Item 1.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

_________________________________________________________________________________________

Reynolds Metals Company
                                                     Quarter ended      Six months ended
                                                        June 30             June 30
_________________________________________________________________________________________
(In millions, except per share amounts)              1995      1994     1995      1994
_________________________________________________________________________________________
REVENUES
Net sales                                            $1,864    $1,455   $3,515    $2,709
Equity, interest and other income                        10         5       20        12
_________________________________________________________________________________________

                                                      1,874     1,460    3,535     2,721
_________________________________________________________________________________________

COSTS AND EXPENSES
Cost of products sold                                 1,560     1,311    2,952     2,477
Selling, administrative and general expenses            113        93      220       185
Interest - principally on long-term obligations          44        38       87        74
_________________________________________________________________________________________

                                                      1,717     1,442    3,259     2,736
_________________________________________________________________________________________

Income (loss) before income taxes                       157        18      276     (  15)
Taxes on income (credit)                                 46         6       83     (   6)
_________________________________________________________________________________________

NET INCOME (LOSS)                                       111        12      193      (  9)
Preferred stock dividends                                 9         9       18        16
_________________________________________________________________________________________

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS    $ 102     $   3    $ 175    ($  25)
=========================================================================================

INCOME (LOSS) PER SHARE (Note B)
Average shares outstanding                               73        62       73        61
Net income (loss)                                     $1.51     $0.05    $2.64    ($0.41)

CASH DIVIDENDS PER COMMON SHARE                       $0.30     $0.25    $0.55     $0.50
_________________________________________________________________________________________





CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
_________________________________________________________________________________________
Reynolds Metals Company

                                                          June 30        December 31
_________________________________________________________________________________________
(In millions)                                               1995             1994
_________________________________________________________________________________________
ASSETS
Current assets
    Cash and cash equivalents                                $41               $308
    Short-term investments                                    71                126
    Receivables, less allowances of $21 (1994 - $19)       1,157                962
    Inventories                                            1,042                873
    Prepaid expenses                                          70                 53
_________________________________________________________________________________________
        Total current assets                               2,381              2,322
Unincorporated joint ventures and associated companies       884                856
Property, plant and equipment                              6,471              6,308
Less allowances for depreciation and amortization          3,326              3,200
_________________________________________________________________________________________
                                                           3,145              3,108
Deferred taxes and other assets                            1,207              1,175
_________________________________________________________________________________________

    Total assets                                          $7,617             $7,461
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable, accrued and other liabilities       $1,198             $1,286
    Short-term obligations                                   211                120
    Long-term debt                                            19                 18
_________________________________________________________________________________________
        Total current liabilities                          1,428              1,424
Long-term debt                                             1,868              1,848
Postretirement benefits                                    1,113              1,145
Environmental, deferred taxes and other liabilities          722                772
Stockholders' equity
    Preferred stock                                          505                505
    Common stock                                             918                870
    Retained earnings                                      1,119                980
    Cumulative currency translation adjustments              (16)               (43)
    Pension liability adjustment                             (40)               (40)
_________________________________________________________________________________________
        Total stockholders' equity                         2,486              2,272
_________________________________________________________________________________________

    Total liabilities and stockholders' equity            $7,617             $7,461
=========================================================================================


CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
_________________________________________________________________________________________
Reynolds Metals Company
                                                                     Six months ended
                                                                         June 30
_________________________________________________________________________________________
(In millions)                                                        1995         1994
_________________________________________________________________________________________
OPERATING ACTIVITIES
Net income (loss)                                                   $193           ($9)
Adjustments to reconcile to net cash used in operating activities:
    Depreciation and amortization                                    153           143
    Deferred taxes and other                                          24            21
    Changes in operating assets and liabilities net of effects from acquisitions and dispositions:
            Accounts payable, accrued and other liabilities         (116)          112
            Receivables                                             (187)         (106)
            Inventories                                             (161)          (93)
            Other                                                    (87)           (7)
_________________________________________________________________________________________
Net cash provided by (used in) operating activities                ( 181)           61

INVESTING ACTIVITIES
Capital investments                                                 (210)         (175)
Proceeds from sales of assets                                         28            14
Investments in debt securities                                         -          (139)
Maturities of investments in debt securities                          54             -
Other investing activities - net                                      (4)          (66)
_________________________________________________________________________________________
Net cash used in investing activities                               (132)         (366)

FINANCING ACTIVITIES
Proceeds from preferred stock issue                                    -           505
Increase (decrease) in short-term borrowings                          80           (57)
Cash dividends paid                                                  (49)          (22)
Other financing activities - net                                      15           (52)
_________________________________________________________________________________________
Net cash provided by financing activities                             46           374

CASH AND CASH EQUIVALENTS
Net increase (decrease)                                             (267)           69
At beginning of period                                               308            19
_________________________________________________________________________________________

AT END OF PERIOD                                                    $ 41          $ 88
=========================================================================================

           REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Quarters and Six Months Ended June 30, 1995 and 1994





Note A - Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods of 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.




Note B - Earnings per share

In the second quarter and six months of 1995, earnings per share equals net income divided by the weighted-average number of common shares and common share equivalents outstanding during the period. The number of common share equivalents outstanding was based on the assumed conversion of the Company's 7% PRIDES(SM), Convertible Preferred Stock ("PRIDES"). In the second quarter and six months of 1994, earnings per share equals net income, minus PRIDES dividends, divided by the weighted-average number of common shares outstanding during the period. Common share equivalents relating to the PRIDES were not included in the second quarter and six months of 1994 since their effect would have been anti-dilutive.
Note C - Financing Arrangements

In the first quarter of 1995, the Company amended its $500 million revolving credit facility to extend the term and lower the cost. The expiration date of the facility was extended from 1999 to 2000. The annual commitment fee on the unused portion of the facility was lowered from .20% to .125%. No amounts were outstanding under the facility at June 30, 1995.


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

Note E - Canadian Reynolds Metals Company, Limited

Summarized financial information for Canadian Reynolds Metals Company, Limited is as follows:

                                Quarter ended June 30     Six Months ended June 30
                                ______________________    ________________________

                                1995       1994           1995          1994
                                ______________________    ________________________
Net Sales:
    Customers                   $136       $93            $249          $166
    Parent company               140       114             319           230
                                ______________________    ________________________
                                 276       207             568           396

Cost of products sold            178       188             393           368

Net income (loss)                $59        $1            $109            $6

                                     June 30         December 31
                                       1995             1994
                                   ____________    ______________
Current assets                         $424             $238
Noncurrent assets                       996            1,015
Current liabilities                    (106)             (83)
Noncurrent liabilities                 (595)            (564)


Note F - Other Information

The Financial Accounting Standards Board issued in March, 1995, FAS No. 121
- - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company is in the process of evaluating the provisions of this pronouncement and has not made a determination as to the impact, if any, on the Company's financial position and/or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in or referred to in this report.

RESULTS OF OPERATIONS

     The Company had net income of $111 million ($1.51 per share) and $193 million ($2.64 per share) in the second quarter and six months of 1995, respectively, compared to net income of $12 million ($0.05 per share) in the second quarter of 1994 and a net loss of $9 million ($0.41 per share) in the six months of 1994.

    The Company's results for the second quarter and six months of 1995 reflect higher demand for the Company's products and stronger aluminum prices worldwide as well as the ongoing benefits of performance improvement programs, which include cost reduction, restructurings in prior years, and strategic acquisitions and divestitures.

Shipments and Revenues

     Shipments, net sales and revenues per pound for the second quarter and six months of 1995 and 1994 were as follows (metric tons in thousands and dollars in millions, except per pound amounts):



                                     Second Quarter             Six Months
                                    1995         1994         1995        1994
                                   ____________________     ____________________
Aluminum product shipments            426         406          818         751

Net sales:
    Aluminum                       $1,508      $1,127       $2,842      $2,053
    Nonaluminum                       356         328          673         656
                                   ____________________     ____________________

        Total                      $1,864      $1,455       $3,515      $2,709
                                   ====================     ====================

Revenues per pound:
    Fabricated aluminum products    $1.87       $1.45        $1.80       $1.42
    Primary aluminum                $0.92       $0.66        $0.95       $0.64



     Shipments of aluminum products set an all time Company record in the second quarter of 1995 and contributed to increased shipments in the six months of 1995. Higher shipments were realized in both periods for most products, particularly primary aluminum, recycled aluminum, cans and ends, can sheet and distributor sheet. Demand was strong in most of the Company's principal markets. Higher shipments of cans and ends and distributor sheet were also attributable to the acquisitions of a can manufacturing facility in the second quarter of 1994 and a metals distribution business in the third quarter of 1994.

     The increases in net sales for aluminum products in both periods were due to the higher shipping volume and higher prices for most aluminum products.

     The increase in nonaluminum sales was due to strong demand and improved prices for alumina and stainless steel. Due to the strength in the alumina market, the Company has restarted a portion of its idle capacity at its alumina plant near Corpus Christi, Texas. The increase in sales of stainless steel was also attributable to the acquisition of the metals distribution business mentioned above.

     For further information concerning shipments and revenues, see the discussion under "Operating Area Analysis".



Markets

     Revenues by principal markets were:
                                                  Second Quarter          Six Months
                                                  1995      1994        1995     1994
                                                  _______________      ______________
            Packaging and Containers               45%      47%          43%      46%
            Distributors and Fabricators           13       12           14       12
            Automotive and Transportation          13       11           14       11
            Building and Construction              13       13           13       12
            Electrical                              3        3            3        3
            Other                                  13       14           13       16
                                                  _______________     _______________

                  Total                           100%     100%         100%     100%
                                                  =======  ========     =======  =======



     Sales to the packaging and containers market improved 22% and 20%, respectively, in the second quarter and six months of 1995, but provided a lower percentage of total revenues due to more substantial gains in sales to other markets. The Company is benefiting in this market from acquisitions, mix of customers who are performing well in the market, and positive growth in specialty cans. Industry volumes relating to cans and can sheet have shown some weakness due to accelerated purchases in late 1994 in anticipation of higher prices in 1995, unseasonably cool and wet weather throughout the U.S. in the first half of 1995, and competition from other materials.

     Sales to the distributors and fabricators market improved 41% and 49%, respectively, in the second quarter and six months of 1995. The improvements were due to strong demand and the 1994 acquisition of a metals distribution business.

    Sales to the automotive and transportation market improved 54% and 62%, respectively, in the second quarter and six months of 1995. This improvement reflects the increased use of aluminum in cars. Lower car production in the second quarter of 1995 had only a slight impact on the Company's sales of wheels, extrusions and sheet. Higher car production is expected later in the year after the model change over, and any short-term decline in car production should be offset by new applications and new business.

    Sales to the building and construction market improved 28% and 38%, respectively, in the second quarter and six months of 1995. The improvements were due to strong commercial construction which is expected to continue for the balance of the year. This strength is offset somewhat by residential construction, which remains soft, particularly in new construction, while remodeling remains steady.

Costs and Expenses

     The increases in cost of products sold were due to the higher shipping volume and higher costs for purchased materials. Costs were favorably impacted by performance improvement programs and higher capacity utilization at aluminum fabricating facilities.

     Selling, administrative and general expenses increased in both 1995 periods due to the higher level of business activity, but declined slightly as a percent of sales. Interest expense increased in both 1995 periods due to higher rates.

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



OPERATING AREA ANALYSIS
(Dollars in millions, metric tons in thousands)


                                      SECOND QUARTER                  SIX MONTHS
                               ___________________________     __________________________
                                  Net Sales     Shipments        Net Sales     Shipments
                                 1995    1994  1995   1994      1995   1994   1995   1994
                               ___________________________     ___________________________

Finished products and other
sales
   Packaging and containers:
      Aluminum                   $510    $426  101     97        $912    $763   183   173
      Nonaluminum                 134     128                     257     249
   Other aluminum                 147     106   41     36         298     198    85    69
   Other nonaluminum              129     101                     257     211
                               __________________________      ___________________________

                                  920     761  142    133       1,724   1,421   268   242
                               __________________________      ___________________________

Production and processing
   Primary aluminum               159     103   78     71         292     177   139   126
   Flat rolled                    359     240  106    105         689     457   212   203
   Extruded and drawn             205     154   52     56         400     285   108   107
   Other aluminum                 128      98   48     41         251     173    91    73
   Other nonaluminum               93      61                     159     124
   Gold                                    38                              72
                               __________________________      ___________________________

                                  944     694  284    273       1,791   1,288   550   509
                               ___________________________     ___________________________

Net sales                      $1,864  $1,455  426    406      $3,515  $2,709   818   751
                               ===========================     ===========================


Finished Products and Other Sales

     Higher shipments were realized for most products in both 1995 periods, particularly cans and ends and distributor sheet. The increases in aluminum sales were due to the higher shipping volume and improved prices for most aluminum products. The increases in nonaluminum sales were principally attributable to strong demand and improved prices for stainless steel. Higher shipments of cans and ends, distributor sheet and stainless steel were due to 1994 acquisitions.

Production and Processing

     Higher shipments were realized for most products in both 1995 periods, particularly primary and recycled aluminum and can sheet. The increases in aluminum sales were due to the higher shipping volume and improved prices for most aluminum products. The increase in nonaluminum sales was due to improved prices for alumina, as well as higher demand which was met by the restart of idle capacity at an alumina facility. There were no gold revenues due to the divestiture of gold operations in 1994 and early 1995.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital

     Working capital totalled $953 million at June 30, 1995, compared to $898 million at December 31, 1994. The ratio of current assets to current liabilities was 1.7/1 at June 30, 1995, compared to 1.6/1 at December 31, 1994. The increase in working capital reflects the higher level of business activity.

Operating Activities

     In the first six months of 1995, cash provided by operations was supplemented with cash on hand and cash provided by financing activities to fund investing activities and increases in inventories and receivables and to reduce accounts payable, accrued and other liabilities.

Investing Activities

    Capital investments of $210 million in the first six months of 1995 included $81 million for operating requirements (i.e., replacement equipment, capital maintenance, environmental control projects, etc.). The remainder was for continuing performance improvement and strategic investment projects including the modernization of a primary aluminum production plant in New York; the modernization and expansion of can manufacturing facilities (including participation in the construction of can plants in South America); expansions at foil and plastic film facilities; modification and equipping of a new wheel facility; and equipment upgrades at a number of other facilities. In addition, strategic investments were made in two major projects and for two acquisitions as discussed below.

     The Company's fabricated aluminum automotive components plant in Indiana is undergoing a $12 million expansion that will more than double annual production capacity. The start-up of the additional capacity is set for early 1996. The expansion will allow the facility to keep up with a growing customer base.

     At its can sheet facility in Alabama, a three-year, $75 million modernization is underway. The expenditure is in addition to the nearly $500 million invested on continuous improvement projects in the facility since 1988. The project will include two new furnaces, as well as improvements to existing equipment. The modernization will allow for enhanced overall product quality and will reduce costs.

     In the second quarter of 1995, the Company acquired a laminated foil plant located in Louisville, Ky. The facility laminates aluminum foil onto paper and primarily serves the flexible packaging needs of the tobacco and pharmaceutical industries. The facility complements the Company's current product and customer mix, and further strengthens the Company's ability to serve customers in this market.

     Also in the second quarter of 1995, the Company acquired an engraving company that serves the flexographic and lithographic printers that supply the packaging and publication industries in the U.S., Canada and Mexico. The acquired company operates facilities in Texas, Louisiana and Washington which prepare film and manufacture printing plates. The acquisition will strengthen the Company's operation that manufactures printing cylinders and engravings for the rotogravure, flexographic and lithographic printing industries.

     In the first quarter of 1995, the Company sold its remaining gold mining assets in Australia for $28 million. The proceeds from the sale, which approximated book value, will be redeployed into value-added businesses. The sale is not expected to have a material effect on the Company's ongoing results of operations.

Financing Activities

    In the first quarter of 1995, the Company amended its $500 million revolving credit facility to extend the term and lower the cost. The expiration date of the facility was extended from 1999 to 2000. The annual commitment fee on the unused portion of the facility was lowered from .20% to .125%. No amounts were outstanding under the facility at June 30, 1995.

     Borrowings in the second quarter of 1995 included $22 million of tax exempt bonds which were issued to finance a portion of the costs of acquiring, constructing and installing sewage and solid waste disposal facilities at the Company's primary aluminum production plant in Massena, N.Y. The bonds, which require a single repayment in 2025, bear interest at a variable rate (4.0% at June 30, 1995).

     In the second quarter of 1995, the Company increased the quarterly dividend on its common stock by 5 cents to 30 cents a share. The dividend was increased in view of the Company's improved performance and profitability.

     In the first half of 1995, the Company contributed 906,000 shares of common stock, valued at approximately $45 million, to its pension plans. This completes the contribution of three million shares of common stock to the Company's pension plans which were the subject of a registration statement filed in 1993.

Financial Outlook

     Capital investments in 1995 are expected to total $475 million and include amounts for operating requirements and continuing expenditures for those performance improvement and strategic investment projects that are underway. These investments will be funded primarily with cash generated from operations, proceeds from the sale of non-core assets and a portion of the remaining proceeds from the Company's preferred stock issued in early 1994.

     The Company believes its available financial resources (including cash and investments of over $100 million), together with internally generated funds, are sufficient to meet its business needs at the present time and for the foreseeable future. The Company continues to exceed the financial ratio requirements contained in its financing arrangements and expects to do so for the foreseeable future. At June 30, 1995, $222 million of the Company's $1.65 billion shelf registration remained available for the issuance of debt securities.

     Rates for electricity charged by the Bonneville Power Administration ("BPA"), which serves the Company's Troutdale, Oregon and Longview, Washington primary aluminum production plants, have been settled through October, 1996, with a four percent increase over the prior rate. However, the longer-term outlook for BPA's rates remains uncertain, due in part to ongoing political, regulatory and judicial developments relating to endangered species listings of Snake River salmon and the effect of such developments on BPA's hydroelectric operations. Further increases in power rates which are already relatively high by worldwide standards could jeopardize the long-term competitiveness of the Company's Troutdale and Longview plants. The Company would have to consider whether paying increased power rates for its smelter operations in the Pacific Northwest would be prudent under prevailing economic conditions. The Company is exploring competitive alternatives to BPA power and BPA is attempting to meet the competition by lowering its operating costs and rates.

OTHER INFORMATION

     The Financial Accounting Standards Board issued in March, 1995, FAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for LongLived Assets to be Disposed Of. The Company is in the process of evaluating the provisions of this pronouncement and has not made a determination as to the impact, if any, on the Company's financial position and/or results of operations.

                  PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

     The Registrant filed no reports on Form 8-K during the second quarter of 1995.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY




By   Allen M. Earehart

     Allen M. Earehart
     Vice President, Controller
     (Principal Accounting Officer)




DATE:  August 11, 1995

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

      *    EXHIBIT 4.4    -    Amendment No. 1 dated
                               as of November 1, 1991 to the
                               Indenture.  (File No. 1-1430, 1991 Form 10K
                               Report, EXHIBIT 4.4)

      *    EXHIBIT 4.5    -    Rights Agreement
                               dated as of November 23, 1987 (the "Rights
                               Agreement") between Reynolds Metals Company and The Chase Manhattan Bank, N.A. (File
                               No. 1-1430, Registration Statement on Form 8-
                               A dated November 23, 1987, pertaining to
                               Preferred Stock Purchase Rights, EXHIBIT 1)

      *    EXHIBIT 4.6    -    Amendment No. 1
                               dated as of December 19, 1991 to the Rights
                               Agreement.  (File No. 1-1430, 1991 Form 10K
                               Report, EXHIBIT 4.11)

      *    EXHIBIT 4.7    -    Form of 9-3/8%
                               Debenture due June 15, 1999.  (File No. 1
                               1430, Form 8-K Report dated June 6, 1989,
                               EXHIBIT 4)

      *    EXHIBIT 4.8    -    Form of Fixed Rate
                               Medium-Term Note.  (Registration Statement
                               No. 33-30882 on Form S-3, dated August 31,
                               1989, EXHIBIT 4.3)

      *    EXHIBIT 4.9    -    Form of Floating
                               Rate Medium-Term Note.  (Registration
                               Statement No. 33-30882 on Form S-3, dated
                               August 31, 1989, EXHIBIT 4.4)

      *    EXHIBIT 4.10   -    Form of Book-Entry
                               Fixed Rate Medium-Term Note.  (File No. 1
                               1430, 1991 Form 10-K Report, EXHIBIT 4.15)

      *    EXHIBIT 4.11   -    Form of Book-Entry
                               Floating Rate Medium-Term Note.  (File No. 1-
                               1430, 1991 Form 10-K Report, EXHIBIT 4.16)

      *    EXHIBIT 4.12   -    Form of 9%
                               Debenture due August 15, 2003.  (File No. 1
                               1430, Form 8-K Report dated August 16, 1991,
                               Exhibit 4(a))

____________________________
* Incorporated by reference.

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

      *    EXHIBIT 4.14   -    By-Laws of CRM, as
                               amended to the date hereof. (File No. 11430, Form 10-Q Report for the Quarter Ended
                               September 30, 1993, EXHIBIT 4.19)

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

      *    EXHIBIT 10.4   -    Reynolds Metals
                               Company Performance Incentive Plan, as
                               amended and restated effective January 1, 1996. (File No. 1-1430, Form 10-Q Report for the Quarter Ended March 31, 1995,
                               EXHIBIT 10.4)

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

____________________________
* Incorporated by reference.

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

      *    EXHIBIT 10.17 -     Form of Stock
                               Option and Stock Appreciation Right
                               Agreement, as approved February 16,
                               1990 by the Compensation Committee of
                               the Company's Board of Directors.
                               (File No. 1-1430, 1989 Form 10-K
                               Report, EXHIBIT 10.24)

      *    EXHIBIT 10.18 -     Amendment to Reynolds Metals Company
                               1982 Nonqualified Stock Option Plan
                               effective January 18, 1991.  (File
                               No. 1-1430, 1990 Form 10-K Report,
                               EXHIBIT 10.25)

      *    EXHIBIT 10.19 -     Amendment to Reynolds
                               Metals Company 1987 Nonqualified Stock
                               Option Plan effective January 18,
                               1991. (File No. 1-1430, 1990 Form 10-K
                               Report, EXHIBIT 10.26)

      *    EXHIBIT 10.20 -     Letter Agreement
                               dated January 18, 1991 between Reynolds
                               Metals Company and William O. Bourke.
                               (File No. 1-1430, 1990 Form 10-K Report,
                               EXHIBIT 10.29)

      *    EXHIBIT 10.21 -     Form of Stock Option Agreement,
                               as approved April 22, 1992 by the
                               Compensation Committee of the
                               Company's Board of Directors.
                               (File No. 11430, Form 10-Q Report for
                               the Quarter Ended March 31, 1992,
                               EXHIBIT 28(a))

      *    EXHIBIT 10.22 -     Consulting Agreement dated
                               May 1, 1992 between Reynolds Metals
                               Company and William O. Bourke.  (File
                               No. 1-1430, Form 10-Q Report for the
                               Quarter Ended March 31, 1992,
                               EXHIBIT 28(b))
____________________________
* Incorporated by reference.

      *    EXHIBIT 10.23 -     Renewal dated
                               February 18, 1994 of Consulting Agreement dated May 1, 1992 between Reynolds Metals
                               Company and William O. Bourke.  (File No. 1
                               1430, 1993 Form 10-K Report, EXHIBIT 10.28)

      *    EXHIBIT 10.24 -     Reynolds Metals
                               Company Restricted Stock Plan for Outside
                               Directors.  (Registration Statement No. 33
                               53851 on Form S-8, dated May 27, 1994,
                               EXHIBIT 4.6)

      *    EXHIBIT 10.25 -     Reynolds Metals
                               Company New Management Incentive Deferral
                               Plan.  (File No. 1-1430, Form 10-Q Report for
                               the Quarter Ended June 30, 1994, EXHIBIT
                               10.30)

      *    EXHIBIT 10.26 -     Reynolds Metals
                               Company Salary Deferral Plan for Executives.
                               (File No. 1-1430, Form 10-Q Report for the
                               Quarter Ended June 30, 1994, EXHIBIT 10.31)

      *    EXHIBIT 10.27 -     Reynolds Metals
                               Company Supplemental Long Term Disability
                               Plan for Executives.  (File No. 1-1430, Form
                               10-Q Report for the Quarter Ended June 30,
                               1994, EXHIBIT 10.32)

      *    EXHIBIT 10.28 -     Amendment to
                               Reynolds Metals Company 1982 Nonqualified
                               Stock Option Plan effective August 19, 1994.
                               (File No. 1-1430, Form 10-Q Report for the
                               Quarter Ended September 30, 1994, EXHIBIT
                               10.33)

      *    EXHIBIT 10.29 -     Amendment to
                               Reynolds Metals Company 1987 Nonqualified
                               Stock Option Plan effective August 19, 1994.
                               (File No. 1-1430, Form 10-Q Report for the
                               Quarter Ended September 30, 1994, EXHIBIT
                               10.34)

      *    EXHIBIT 10.30 -     Amendment to
                               Reynolds Metals Company 1992 Nonqualified
                               Stock Option Plan effective August 19, 1994.
                               (File No. 1-1430, Form 10-Q Report for the
                               Quarter Ended September 30, 1994, EXHIBIT
                               10.35)

      *    EXHIBIT 10.31 -     Amendment to
                               Reynolds Metals Company New Management
                               Incentive Deferral Plan effective January 1,
                               1995.  (File No. 1-1430, 1994 Form 10-K
                               Report, EXHIBIT 10.36)

      *    EXHIBIT 10.32 -     Amendment to
                               Reynolds Metals Company New Management
                               Incentive Deferral Plan effective January 1,
                               1995 through December 31, 1996.  (File No. 1-
                               1430, 1994 Form 10-K Report, EXHIBIT 10.37)

      *    EXHIBIT 10.33 -     Amendment to
                               Reynolds Metals Company Salary Deferral Plan for Executives effective January 1, 1995 through December 31, 1996. (File No. 1-
                               1430, 1994 Form 10-K Report, EXHIBIT 10.38)

           EXHIBIT 10.34 -     Form of Split
                               Dollar Life Insurance Agreement (Trustee
                               Owner, Trustee Pays Premiums)

           EXHIBIT 10.35 -     Form of Split
                               Dollar Life Insurance Agreement (Trustee
                               Owner, Employee Pays Premium)


____________________________
* Incorporated by reference.

           EXHIBIT 10.36 -     Form of Split
                               Dollar Life Insurance Agreement (Employee
                               Owner, Employee Pays Premium)

           EXHIBIT 10.37 -     Form of Split
                               Dollar Life Insurance Agreement (Third Party
                               Owner, Third Party Pays Premiums)

           EXHIBIT 10.38 -     Form of Split
                               Dollar Life Insurance Agreement (Third Party
                               Owner, Employee Pays Premiums)

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