Form 10-Q
period 1995-09-30
REYNOLDS METALS CO
filed 1995-11-13
CIK 83604

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 1995

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












Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of October 31, 1995, the Registrant had 63,587,225 shares of Common Stock, no par value, outstanding and entitled to vote.


<PAGE 2>


                             PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------
Reynolds Metals Company
                                                      Quarter ended     Nine months ended
                                                       September 30       September 30
-----------------------------------------------------------------------------------------
(In millions, except per share amounts)               1995      1994      1995     1994
-----------------------------------------------------------------------------------------
Revenues
Net sales                                           $1,841    $1,531    $5,356   $4,240
Equity, interest and other income                        4        13        24       25
Gain on sale of asset                                    -        63         -       63
-----------------------------------------------------------------------------------------
                                                     1,845     1,607     5,380    4,328
-----------------------------------------------------------------------------------------


Costs and expenses
Cost of products sold                                1,534     1,372     4,486    3,849
Selling, administrative and general expenses           115        98       335      283
Interest - principally on long-term obligations         42        40       129      114
-----------------------------------------------------------------------------------------


                                                     1,691     1,510     4,950    4,246
-----------------------------------------------------------------------------------------


Income before income taxes                             154        97       430       82
Taxes on income                                         42        35       125       29
-----------------------------------------------------------------------------------------


Net income                                             112        62       305       53
Preferred stock dividends                                9         9        27       25
-----------------------------------------------------------------------------------------


Net income available to common stockholders          $ 103     $  53     $ 278    $  28
=========================================================================================



Income per share (Note B)
Average shares outstanding                              72        62        73       62
Net income                                           $1.56     $0.86     $4.20    $0.45

Cash dividends per common share                      $0.30     $0.25     $0.85    $0.75
-----------------------------------------------------------------------------------------





CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
-----------------------------------------------------------------------------------------
Reynolds Metals Company

                                                             September 30     December 31
------------------------------------------------------------------------------------------
(In millions)                                                    1995         1994
------------------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and cash equivalents                                   $187            $308
    Short-term investments                                        61             126
    Receivables, less allowances of $21 (1994 - $19)           1,065             962
    Inventories                                                  978             873
    Prepaid expenses                                              55              53
------------------------------------------------------------------------------------------
        Total current assets                                   2,346           2,322
Unincorporated joint ventures and associated companies           886             856
Property, plant and equipment                                  6,543           6,308
Less allowances for depreciation and amortization              3,373           3,200
------------------------------------------------------------------------------------------
                                                               3,170           3,108
Deferred taxes and other assets                                1,174           1,175
------------------------------------------------------------------------------------------


    Total assets                                              $7,576          $7,461
==========================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable, accrued and other liabilities           $1,136          $1,286
    Short-term obligations                                       117             120
    Long-term debt                                                15              18
------------------------------------------------------------------------------------------
        Total current liabilities                              1,268           1,424
Long-term debt                                                 1,907           1,848
Postretirement benefits                                        1,094           1,145
Environmental, deferred taxes and other liabilities              721             772
Stockholders' equity
    Preferred stock                                              505             505
    Common stock                                                 941             870
    Retained earnings                                          1,203             980
    Cumulative currency translation adjustments                  (23)            (43)
    Pension liability adjustment                                 (40)            (40)
------------------------------------------------------------------------------------------
        Total stockholders' equity                             2,586           2,272
------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                $7,576          $7,461
==========================================================================================


CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------
Reynolds Metals Company
                                                                         Nine months ended
                                                                           September 30
--------------------------------------------------------------------------------------------
(In millions)                                                            1995         1994
--------------------------------------------------------------------------------------------
Operating activities
Net income                                                               $305         $ 53
Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization                                         229          217
    Gain on sale of asset                                                   -          (63)
    Deferred taxes and other                                               40           44
    Changes in operating assets and liabilities net of effects from acquisitions and dispositions:
            Accounts payable, accrued and other liabilities              (178)         117
            Receivables                                                  (105)        (115)
            Inventories                                                   (95)         (88)
            Other                                                         (69)          20
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 127          185

Investing activities
Capital investments                                                      (330)        (272)
Proceeds from sales of assets                                              30          130
Investments in debt securities                                              -         (139)
Maturities of investments in debt securities                               65            -
Other investing activities - net                                            1          (56)
--------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (234)        (337)

Financing activities
Proceeds from preferred stock issue                                         -          505
Proceeds from long-term obligations                                        64            -
Decrease in short-term borrowings                                          (9)         (66)
Cash dividends paid                                                       (77)         (47)
Reduction of long-term debt and other financing activities                  8         (137)
--------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       (14)         255

Cash and cash equivalents
Net increase (decrease)                                                  (121)         103
At beginning of period                                                    308           19
--------------------------------------------------------------------------------------------

At end of period                                                         $187         $122
============================================================================================

           REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Quarters and Nine Months Ended September 30, 1995 and 1994





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


Note B - Earnings per share

In the third quarter and nine months of 1995, earnings per share equals net income divided by the weighted-average number of common shares and common share equivalents outstanding during the period. The number of common share equivalents outstanding was based on the assumed conversion of the Company's 7% PRIDES(SM), Convertible Preferred Stock ("PRIDES"). In the third quarter and nine months of 1994, earnings per share equals net income, minus PRIDES dividends, divided by the weighted-average number of common shares outstanding during the period. Common share equivalents relating to the PRIDES were not included in the third quarter and nine months of 1994 since their effect would have been anti-dilutive.


Note C - Financing Arrangements

In the first quarter of 1995, the Company amended its $500 million revolving credit facility to extend the term and lower the cost. The expiration date of the facility was extended from 1999 to 2000. The annual commitment fee on the unused portion of the facility was lowered from .20% to .125%. No amounts were outstanding under the facility at September 30, 1995.

Borrowings in the second quarter of 1995 included $22 million of tax-exempt bonds which were issued to finance a portion of the costs of acquiring, constructing and installing sewage and solid waste disposal facilities at the Company's primary aluminum production plant in Massena, N.Y. The bonds, which require a single repayment in 2025, bear interest at a variable rate (4.2% at September 30, 1995).

In the third quarter of 1995, the Company issued $32 million of medium term notes. The Company also issued $40 million of medium term notes early in the fourth quarter of 1995. The notes bear interest at an average rate of 6.0% and mature in 1996 and 1997. Also early in the fourth quarter, the Company issued $200 million of commercial paper. The commercial paper bears interest at an average rate of 5.9% and will be classified as short term debt. The proceeds from the borrowings were supplemented with cash and were used early in the fourth quarter to acquire an additional interest (24.95%) in the Becancour primary aluminum facility for approximately $390 million, plus associated working capital.

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


Note E - Canadian Reynolds Metals Company, Limited

Summarized financial information for Canadian Reynolds Metals Company, Limited is as follows:




                               Quarter ended September 30     Nine Months ended September 30
                              ----------------------------   --------------------------------
                                 1995             1994             1995         1994
                              ----------------------------   --------------------------------
Net Sales:
    Customers                    $161             $102             $410         $268
    Parent company                125              141              444          371
                              ----------------------------   --------------------------------
                                  286              243              854          639

Cost of products sold             215              200              608          568

Net income                        $44              $15             $153          $21


                                                          September 30       December 31
                                                              1995              1994
                                                         --------------     -------------


Current assets                                                $467              $238
Noncurrent assets                                              989             1,015
Current liabilities                                            (97)              (83)
Noncurrent liabilities                                        (597)             (564)



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

RESULTS OF OPERATIONS

     The Company earned net income of $112 million ($1.56 per share) and $305 million ($4.20 per share) in the third quarter and nine months of 1995, respectively, compared to net income of $62 million ($0.86 per share) in the third quarter of 1994 and $53 million ($0.45 per share) in the nine months of 1994. Net income in the third quarter and nine months of 1994 included $41 million ($0.66 per share) from the sale of Reynolds Australia Metals, Ltd., which held a 40 percent interest in the Boddington Gold Mine in Western Australia.

     The Company's results for the third quarter and nine months of 1995 reflect continued strength in overall global demand for aluminum products, improved prices and actions the Company has taken to improve performance such as acquisitions, divestitures, restructurings and cost reduction.

Shipments and Revenues

     Shipments, net sales and revenues per pound for the third quarter and nine months of 1995 and 1994 were as follows (metric tons in thousands and dollars in millions, except per pound amounts):


                                      Third Quarter         Nine Months
                                     1995      1994       1995       1994
                                    -----------------    -----------------

Aluminum product shipments            428       410       1,246     1,161

Net sales:
    Aluminum                       $1,469    $1,182      $4,311    $3,235
    Nonaluminum                       372       349       1,045     1,005
                                   ------------------    -----------------

      Total                        $1,841    $1,531      $5,356    $4,240
                                   ==================    =================

Revenues per pound:
    Fabricated aluminum products    $1.91     $1.51       $1.83     $1.45
    Primary aluminum                $0.89     $0.74       $0.92     $0.67


     The soft landing of the U.S. economy and an economic slowdown in Europe have had an impact on the Company's product mix with a higher portion of shipments being in primary aluminum. Higher aluminum shipments in both 1995 periods reflect higher shipments of primary aluminum, which increased 38% and 21% respectively, in the third quarter and nine months of 1995 over the corresponding 1994 periods. Shipments of fabricated aluminum products declined 4% in the third quarter, primarily due to lower shipments of cans and ends, but rose 4% in the nine month period as a result of higher shipments of cans and ends, can sheet and distributor sheet. Higher shipments of cans and ends and distributor sheet in the nine month period were also attributable to the acquisitions of a can manufacturing facility in the second quarter of 1994 and a metals distribution business in the third quarter of 1994.

     The increases in net sales for aluminum products in both periods were due to higher prices for most aluminum products and the higher shipping volume.

     The increase in nonaluminum sales was due to strong demand and improved prices for alumina and stainless steel. Due to the strength in the alumina market, the Company has restarted the idle capacity at its alumina plant near Corpus Christi, Texas. The increase in sales of stainless steel was also attributable to the acquisition of the metals distribution business mentioned above.

     For further information concerning shipments and revenues, see the discussion under "Operating Area Analysis".

Markets

     Revenues by principal markets were:

                                      Third Quarter    Nine Months
                                      1995     1994    1995   1994
                                      -------------    -----------

       Packaging and Containers        45%      45%     43%    45%
       Distributors and Fabricators    13       13      14     13
       Automotive and Transportation   13       12      13     11
       Building and Construction       13       14      13     13
       Electrical                       2        3       3      3
       Other                           14       13      14     15
                                      -------------    -----------

            Total                     100%     100%    100%   100%
                                      =============    ===========
     Demand was strong in most of the Company's principal markets. Sales to the packaging and containers market improved 19% and 20%, respectively, in the third quarter and nine months of 1995. Sales to this market provided a lower percentage of total revenues in the nine month period due to more substantial gains in sales to other markets. Higher sales were realized in the third quarter and nine month period to the distributors and fabricators market (up 25% and 40%, respectively), the automotive and transportation market (up 32% and 51%, respectively), and the building and construction market (up 12% and 28%, respectively). The increases in revenues to these markets were due primarily to higher prices for most aluminum products.

Costs and Expenses

     The increases in cost of products sold were due to the higher shipping volume and higher costs for purchased materials. Costs were favorably impacted by performance improvement programs and, in the nine month period, higher capacity utilization at aluminum fabricating facilities.

     Selling, administrative and general expenses increased in both 1995 periods due to the higher level of business activity, but declined slightly as a percent of sales. Interest expense increased in both 1995 periods due to higher rates.

     In the third quarter of 1995, the Company announced plans to close its can manufacturing facility located in Fulton, New York in the fourth quarter of 1995. The facility's 1-billion-can annual capacity was determined to be in excess of the Company's customer needs at the present time due to other productivity gains, a geographic shift in customer demand and slower overall growth in demand for cans. The Company intends to remove the equipment and sell the plant and property. This action is not expected to have a material impact on revenues, operating results or financial position.

     On a quarterly basis, the Company updates the status of all significant existing or potential environmental issues, develops or revises estimates of costs to satisfy known remediation requirements and adjusts its accruals accordingly. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined. Such costs could be material to future quarterly or annual results of operations.

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

Operating Outlook

     The effects of the soft landing of the U.S. economy and the economic slowdown in Europe are expected to continue in the fourth quarter of 1995, particularly in the transportation and building and construction markets. Growth in demand for the Company's products is expected to continue, but at a slower rate. Shipments of fabricated aluminum products in the fourth quarter of 1995 are not expected to match the strong shipments of the fourth quarter of 1994 which were impacted by buy-ahead purchases, especially for cans. The fourth quarter of 1995 should be favorably impacted by strong consumer products business and the continuing effects from acquisitions and performance improvement efforts.

OPERATING AREA ANALYSIS
(Dollars in millions, metric tons in thousands)

                                         THIRD QUARTER                         NINE MONTHS
                               -------------------------------      --------------------------------
                                    Net Sales      Shipments            Net Sales        Shipments
                                  1995    1994    1995   1994         1995     1994    1995    1994
                               -------------------------------      --------------------------------
Finished products and other
sales
   Packaging and containers:
      Aluminum                   $479     $422     92     96        $1,391    $1,185    275     269
      Nonaluminum                 138      132                         395       381
   Other aluminum                 147      122     40     41           445       320    125     110
   Other nonaluminum              131      127                         388       338
                               -------------------------------      --------------------------------


                                  895      803    132    137         2,619     2,224    400     379
                               -------------------------------      --------------------------------


Production and processing
   Primary aluminum               212      127    109     79           504       304    248     205
   Flat rolled                    324      249     96    102         1,013       706    308     305
   Extruded and drawn             185      157     46     51           585       442    154     158
   Other aluminum                 122      105     45     41           373       278    136     114
   Other nonaluminum              103       69                         262       193
   Gold                                     21                                    93
                               -------------------------------      --------------------------------


                                  946      728    296    273         2,737     2,016    846     782
                               -------------------------------      --------------------------------


Net sales                      $1,841   $1,531    428    410        $5,356    $4,240  1,246   1,161
                               ===============================      ================================


Finished Products and Other Sales

     Shipments were lower in the third quarter of 1995 compared to the third quarter of 1994, due primarily to lower shipments of cans and ends. Shipments increased in the nine month period, resulting from higher shipments of cans and ends and distributor sheet. The increases in aluminum sales were principally due to improved prices for most aluminum products, with some benefit from increased volume in the nine months. The increases in nonaluminum sales were primarily attributable to strong demand and improved prices for stainless steel. Higher shipments of cans and ends, distributor sheet and stainless steel were due to 1994 acquisitions.

Production and Processing

     Higher shipments were realized in both 1995 periods, particularly for primary and recycled aluminum and can sheet. The increases in aluminum sales were due to the higher shipping volume and improved prices for most aluminum products. The increases in nonaluminum sales were due to improved prices for alumina, as well as higher demand which was met by the restart of idle capacity at an alumina facility. There were no gold revenues due to the divestiture of gold operations in 1994 and early 1995.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital

     Working capital totaled $1,078 million at September 30, 1995, compared to $898 million at December 31, 1994. The ratio of current assets to current liabilities was 1.9/1 at September 30, 1995, compared to 1.6/1 at December 31, 1994. The increase in working capital primarily reflects the higher level of business activity. In addition, a portion of the increase relates to inventories built up in the first half of 1995, which are taking longer than expected to be utilized due to the soft landing of the U.S. economy. The Company expects to reduce inventories by the end of the year.

Operating Activities

     In the first nine months of 1995, cash provided by operations was supplemented with cash on hand to fund investing activities.

Investing Activities

     Capital investments for continuing performance improvement and strategic investment projects totaled approximately $190 million in the first nine months of 1995 and included amounts for the modernization of a primary aluminum production plant in New York; the modernization and expansion of can manufacturing facilities (including participation in the construction of can plants in South America as discussed below); expansions at foil and plastic film facilities; modification and equipping of a new wheel facility; equipment upgrades at a number of other facilities; and two acquisitions and a major project as discussed below. Capital investments for this period also included approximately $140 million for operating requirements (i.e., replacement equipment, capital maintenance, environmental control projects, etc.).

     The Company is participating in the construction of several new can plants in South America through a 42.5%-owned Brazilian affiliate. The affiliate completed construction of a second can plant in Brazil in the second quarter of 1995 and a can plant in Chile in the third quarter of 1995. A can plant in Argentina is scheduled for completion in the fourth quarter of 1995 and a third can plant in Brazil is expected to be completed in 1996. In addition to the South American can plants, construction has begun on a 27.5%-owned can plant in Saudi Arabia which is expected to be completed in early 1997.

     In the second quarter of 1995, the Company acquired a foil plant located in Louisville, Ky. The facility laminates aluminum foil onto paper and primarily serves the flexible packaging needs of the tobacco and pharmaceutical industries. The facility complements the Company's current product and customer mix, and further strengthens the Company's ability to serve customers in this market.

     Also in the second quarter of 1995, the Company acquired an engraving company that serves the flexographic and lithographic printers that supply the packaging and publication industries in the U.S., Canada and Mexico. The acquired company operates facilities in Texas, Louisiana and Washington which manufacture printing plates. The acquisition will strengthen the Company's operation that manufactures printing cylinders and engravings for the rotogravure, flexographic and lithographic printing industries.

     A three-year, $75 million modernization is underway at the Company's can sheet facility in Alabama. The project will include two new furnaces, as well as improvements to existing equipment. The modernization will allow for enhanced overall product quality and will reduce costs.

     In the first quarter of 1995, the Company sold its remaining gold mining assets in Australia for $28 million. The sale is not expected to have a material effect on the Company's ongoing results of operations.

Financing Activities

     In the first quarter of 1995, the Company amended its $500 million revolving credit facility to extend the term and lower the cost. The expiration date of the facility was extended from 1999 to 2000. The annual commitment fee on the unused portion of the facility was lowered from .20% to .125%. No amounts were outstanding under the facility at September 30, 1995.

     Borrowings in the second quarter of 1995 included $22 million of tax-exempt bonds which were issued to finance a portion of the costs of acquiring, constructing and installing sewage and solid waste disposal facilities at the Company's primary aluminum production plant in Massena, N.Y. The bonds, which require a single repayment in 2025, bear interest at a variable rate (4.2% at September 30, 1995).

     The Company issued $32 million of medium-term notes in the third quarter of 1995 and an additional $40 million of medium-term notes early in the fourth quarter of 1995. The notes bear interest at an average rate of 6.0% and mature in 1996 and 1997. Also early in the fourth quarter, the Company issued $200 million of commercial paper. The commercial paper bears interest at an average rate of 5.9% and will be classified as short-term debt. The proceeds from the borrowings were supplemented with cash on hand and were used early in the fourth quarter to acquire an additional interest (24.95%) in the Becancour, Quebec primary aluminum production facility for approximately $390 million, plus associated working capital (see "Financial Outlook").

     In the second quarter of 1995, the Company increased the quarterly dividend on its common stock by 5 cents to 30 cents a share. The dividend was increased in view of the Company's improved performance and outlook for the future.

     In the first half of 1995, the Company contributed 906,000 shares of common stock, valued at approximately $45 million, to its pension plans. This completes the contribution of three million shares of common stock to the Company's pension plans which were the subject of a registration statement filed in 1993.

Financial Outlook

     Capital investments in 1995 are expected to total approximately $850 million. Of this amount, approximately $660 million is expected to be spent in continuing expenditures for those performance improvement and strategic investment projects that are underway and the acquisition of an additional interest in the Becancour primary aluminum production facility (as discussed below). In addition, approximately $190 million is expected to be spent for operating requirements. These investments will be funded primarily with cash generated from operations, a portion of the remaining proceeds from the Company's preferred stock issued in early 1994, and external financing.

     Early in the fourth quarter of 1995, the Company purchased an additional interest (24.95%) in the Becancour primary aluminum production facility for approximately $390 million, plus associated working capital. The transaction increases the Company's ownership in the Becancour facility to 50 percent and its worldwide primary aluminum capacity to 1.09 million metric tons. The acquisition will reduce the Company's dependence on outside purchases of primary aluminum and provide the Company with low-cost primary aluminum to support the continuing strong demand for fabricated aluminum products. The Company expects that the debt issued for this acquisition will be repaid by the end of 1997.

     The Company believes its available financial resources, together with internally generated funds, are sufficient to meet its business needs at the present time and for the foreseeable future. The Company continues to exceed the financial ratio requirements contained in its financing arrangements and expects to do so for the foreseeable future. After the issuance of medium-term notes in the third quarter and early in the fourth quarter of 1995, $150 million of the Company's $1.65 billion shelf registration remained available for the issuance of debt securities.

     Rates for electricity charged by the Bonneville Power Administration ("BPA"), which serves the Company's Troutdale, Oregon and Longview, Washington primary aluminum production plants, have been settled through October, 1996, with a four percent increase over the prior rate. The Company and BPA have entered into a new five-year contract that would supersede the existing power contract for the period October, 1996 - September, 2001 (when the existing contract was due to expire). The new contract establishes a fixed rate, which is 16% less than rates now applicable under the existing contract, that would apply for the entire term of the new contract. This contract is, however, subject to review and approval both in BPA's currently pending rate case and in a subsequent review process conducted by the Federal Energy Regulatory Commission. Further, as part of a BPA rate decision, the contract is subject to appeal in the courts by third parties. Should the new contract be rejected in any of these processes, the Company could continue service under the existing contract, renegotiate with BPA, or contract for competitive power supplies from third parties.


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

                  PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

     During the third quarter of 1995, the Registrant filed with the Commission a Current Report on Form 8-K dated September 15, 1995 reporting under Item 5 that it had agreed to purchase an additional 24.95 percent interest in the Becancour, Quebec, Canada, primary aluminum production plant from Societe Generale de Financement du Quebec, an agency of the Government of Quebec.

                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY




By   Allen M. Earehart

     Allen M. Earehart

     Vice President, Controller
     (Principal Accounting Officer)




DATE:  November 13, 1995

                       INDEX TO EXHIBITS



     EXHIBIT 2    -   None

   * EXHIBIT 3.1  -   Restated Certificate of Incorporation, as amended to
                      the date hereof.  (File No. 1-1430, 1994 Form 10-K
                      Report, EXHIBIT 3.1)

   * EXHIBIT 3.2  -   By-Laws, as amended to the date hereof.  (File No. 1-
                      1430, Form 10-Q Report for the Quarter Ended June
                      30, 1995, EXHIBIT 3.2)

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
                      "Rights Agreement") between Reynolds Metals Company and The Chase Manhattan Bank, N.A. (File No. 1-
                      1430, Registration Statement on Form 8-A dated
                      November 23, 1987, pertaining to Preferred Stock
                      Purchase Rights, EXHIBIT 1)

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

   * EXHIBIT 10.10 -  Retirement Plan for Outside Directors. (File
                      No. 1-1430, 1986 Form 10-K Report, EXHIBIT 10.10)

____________________________
* Incorporated by reference.

   * EXHIBIT 10.11 -  Death Benefit Plan for Outside Directors.
                      (File No. 1-1430, 1986 Form 10-K Report, EXHIBIT
                      10.11)

   * EXHIBIT 10.12 -  Form of Indemnification Agreement for
                      Directors and Officers. (File No. 1-1430, Form 8-K Report dated April 29, 1987, EXHIBIT 28.3)

   * EXHIBIT 10.13 -  Form of Executive Severance Agreement between
                      Reynolds Metals Company and key executive personnel, including each of the individuals listed in Item 4A of the Reynolds Metals Company 1994 Form 10-K Report, Paul S. Hayden, John F. Rudin and F. Robert Newman. (File No. 1-1430, 1987 Form 10-K Report,
                      EXHIBIT 10.18)

   * EXHIBIT 10.14 -  Amendment to Reynolds Metals Company 1987 Non-
                      qualified Stock Option Plan effective May 20, 1988. (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1988, EXHIBIT 19(a))

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

   * EXHIBIT 10.34 -  Form of Split Dollar Life Insurance Agreement
                      (Trustee Owner, Trustee Pays Premiums). (File No. 1-1430, Form 10-Q Report for the Quarter Ended June
                      30, 1995, EXHIBIT 10.34)

   * EXHIBIT 10.35 -  Form of Split Dollar Life Insurance Agreement
                      (Trustee Owner, Employee Pays Premium). (File No. 1-1430, Form 10-Q Report for the Quarter Ended June
                      30, 1995, EXHIBIT 10.35)


____________________________
* Incorporated by reference.

   * EXHIBIT 10.36 -  Form of Split Dollar Life Insurance Agreement
                      (Employee Owner, Employee Pays Premium). (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1995, EXHIBIT 10.36)

   * EXHIBIT 10.37 -  Form of Split Dollar Life Insurance Agreement (Third
                      Party Owner, Third Party Pays Premiums). (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1995, EXHIBIT 10.37)

   * EXHIBIT 10.38 -  Form of Split Dollar Life Insurance Agreement (Third
                      Party Owner, Employee Pays Premiums). (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1995, EXHIBIT 10.38)

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



F:\BFH\SEC\10Q\FORM10Q.395