Form 10-K405
period 1995-12-31
REYNOLDS METALS CO
filed 1996-03-06
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1995

                     Commission File Number 1-1430

                        REYNOLDS METALS COMPANY
                         A Delaware Corporation
              (IRS Employer Identification No. 54-0355135)
     6601 West Broad Street, P. O. Box 27003, Richmond, Virginia 23261-7003
                       Telephone:  (804) 281-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
Title of Each Class                                on Which Registered
-------------------                               -----------------------

Common Stock, no par value                        New York Stock Exchange
                                                  Chicago Stock Exchange

Preferred Stock Purchase Rights                   New York Stock Exchange
                                                  Chicago Stock Exchange

7% PRIDES(SM), Convertible Preferred Stock        New York Stock Exchange
                                                  Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

As of February 20, 1996:

(a) the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $2.58 billion*.

(b) the Registrant had 63,604,494 shares of Common Stock outstanding and entitled to vote.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 17, 1996 - Part III
_____________________
* For this purpose, "nonaffiliates" are deemed to be persons other than directors, officers and persons owning beneficially more than five percent of the voting stock. The amount reported includes the market value of 8,594,400 shares of 7% PRIDES, Convertible Preferred Stock, each entitled to 4/5 of a vote.


                                      NOTE

In accordance with the Securities and Exchange Commission's requirements, we will furnish copies of the exhibits listed below upon payment of a fee of 10 cents per page. Please remit the proper amount with your request to:

                    Secretary
                    Reynolds Metals Company
                    P.O. Box 27003
                    Richmond, Virginia 23261-7003

Exhibits have the following number of pages:

     EXHIBIT 3.1          71          EXHIBIT 10.12       12
     EXHIBIT 3.2          16          EXHIBIT 10.13       13
     EXHIBIT 4.1          71          EXHIBIT 10.14        2
     EXHIBIT 4.2          16          EXHIBIT 10.15        1
     EXHIBIT 4.3         165          EXHIBIT 10.16        1
     EXHIBIT 4.4           6          EXHIBIT 10.17        4
     EXHIBIT 4.5          74          EXHIBIT 10.18        3
     EXHIBIT 4.6           2          EXHIBIT 10.19        3
     EXHIBIT 4.7           2          EXHIBIT 10.20        3
     EXHIBIT 4.8           2          EXHIBIT 10.21        3
     EXHIBIT 4.9           2          EXHIBIT 10.22        2
     EXHIBIT 4.10         10          EXHIBIT 10.23        1
     EXHIBIT 4.11         14          EXHIBIT 10.24       10
     EXHIBIT 4.12          9          EXHIBIT 10.25       10
     EXHIBIT 4.13         36          EXHIBIT 10.26       13
     EXHIBIT 4.14         24          EXHIBIT 10.27        6
     EXHIBIT 4.15         18          EXHIBIT 10.28        2
     EXHIBIT 4.16         24          EXHIBIT 10.29        2
     EXHIBIT 4.17         89          EXHIBIT 10.30        1
     EXHIBIT 4.18          7          EXHIBIT 10.31        3
     EXHIBIT 4.19         12          EXHIBIT 10.32        3
     EXHIBIT 10.1         21          EXHIBIT 10.33        2
     EXHIBIT 10.2         16          EXHIBIT 10.34       10
     EXHIBIT 10.3         19          EXHIBIT 10.35       10
     EXHIBIT 10.4          7          EXHIBIT 10.36       10
     EXHIBIT 10.5          2          EXHIBIT 10.37       10
     EXHIBIT 10.6          7          EXHIBIT 10.38       10
     EXHIBIT 10.7          6          EXHIBIT 23           1
     EXHIBIT 10.8         10          EXHIBIT 24          31
     EXHIBIT 10.9         14          EXHIBIT 27           1
     EXHIBIT 10.10         7
     EXHIBIT 10.11         7


                             TABLE OF CONTENTS

                                   PART I
ITEM                                                              PAGE

 1.    BUSINESS...................................................  1
          GENERAL.................................................  1
          COMPETITION.............................................  5
             Principal Competitors................................  5
             Industry Conditions..................................  5
          RAW MATERIALS...........................................  5
             Bauxite, Alumina and Related Materials...............  5
                Australia.........................................  6
                Brazil............................................  6
                Guinea............................................  6
                Guyana............................................  6
                Jamaica...........................................  6
          ALUMINUM PRODUCTION.....................................  7
          FABRICATING OPERATIONS..................................  8
          ENERGY.................................................. 10
          ENVIRONMENTAL COMPLIANCE................................ 10
          RESEARCH AND DEVELOPMENT................................ 12
          EMPLOYEES............................................... 12
 2.    PROPERTIES................................................. 15
 3.    LEGAL PROCEEDINGS.......................................... 17
 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 18
 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT....................... 19

PART II

 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS........................................ 21
 6.    SELECTED FINANCIAL DATA.................................... 22
 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS........................ 23
 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 33
 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE..................... 54

PART III

10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......... 54
11.    EXECUTIVE COMPENSATION..................................... 54
12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
       AND MANAGEMENT............................................. 54
13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 54

PART IV

14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
       ON FORM 8-K................................................ 55


                                 PART I


Item 1.  BUSINESS

Reynolds Metals Company (the "Registrant") was incorporated in 1928 under the laws of the State of Delaware. As used herein, "Reynolds" and "Company" each means the Registrant and its consolidated subsidiaries unless otherwise indicated.


                                GENERAL

Reynolds is a leading global aluminum and packaging company. Reynolds serves global markets as a supplier and recycler of aluminum and other products, with its core business being as a vertically integrated producer of a wide variety of value-added aluminum products. Reynolds produces alumina, carbon products and primary and reclaimed aluminum, principally to supply the needs of its fabricating operations. These fabricating operations produce aluminum foil, sheet, plate, beverage cans, extruded products (including heat exchanger tubing, drive shafts, bumpers and window systems), flexible packaging and wheels, among other items. Reynolds also produces a broad range of plastic products, including film, bags, containers and lids, for consumer products, foodservice and packaging uses. The Company markets an extensive line of consumer products under the Reynolds brand name, including the well-known Reynolds Wrap aluminum foil. Reynolds' largest market for its products is the packaging and containers market, which includes consumer products. The Company also is engaged in the distribution of aluminum and stainless steel and other non-aluminum industrial products to a variety of markets. Reynolds operates a one-of-a-kind facility that converts spent potliner from Reynolds' and other producers' North American aluminum smelting operations into an environmentally safe material with potential for recycling.

To describe more fully the nature of its operations, Reynolds has separated its vertically integrated operations into two areas -- (1) Finished Products and Other Sales and (2) Production and Processing.

Finished Products and Other Sales includes the manufacture and distribution of various finished aluminum products, such as beverage cans, containers, flexible packaging products, foodservice and household foils (including Reynolds Wrap), laminated and printed foil and aluminum building products and the distribution of aluminum and stainless steel and other non-aluminum industrial products. Finished Products and Other Sales also includes the manufacture and sale of plastic bags and food wraps (for example, Reynolds Plastic Wrap, Reynolds Crystal Color Plastic Wrap, Reynolds Oven Bags and Presto disposer bags), plastic lidding and container products, plastic film packaging, Reynolds Freezer Paper, Reynolds Baker's Choice baking cups, Reynolds Cut-Rite wax paper and wax paper sandwich bags, composite and non-aluminum building products, and printing cylinders and machinery.

Production and Processing includes the refining of bauxite into alumina, calcination of petroleum coke and production of prebaked carbon anodes, all of which are vertically integrated with aluminum production and processing plants. These plants produce and sell primary and reclaimed aluminum and a wide range of semifinished aluminum mill products, including flat rolled products, extruded and drawn products, cast products and other aluminum products. Examples of flat rolled products include aluminum can sheet and machined plate. Examples of extruded and drawn products include heat exchanger tubing, drive shafts and bumpers. Examples of cast products include aluminum wheels. Production and Processing also includes the treatment of spent potliner and the sale of non-aluminum products, technology and various licensing, engineering and other services related to the production and processing of aluminum.

In March, 1995, Reynolds completed the sale of its wholly owned subsidiary, Reynolds Australian Gold Operations, Ltd. ("RAGOL") to Sons of Gwalia Ltd. and Camelot Resources N.L., both of Australia. RAGOL held Reynolds' principal gold mining assets remaining after Reynolds' 1994 sale of Reynolds Australia Metals, Ltd., which held a 40% interest in the Boddington Gold Mine in Western Australia. The Company had been a gold producer through its operations in Western Australia since 1986.

Reynolds acquired Alcan Aluminum Corporation's laminated foil plant in Louisville, Kentucky in June, 1995. The plant laminates aluminum foil onto paper and primarily serves the flexible packaging needs of the tobacco and pharmaceutical industries. Reynolds is operating the plant as part of its Flexible Packaging Division.

Also in June, 1995, Reynolds acquired Wilson Engraving Company, Inc., which operates manufacturing plants in Dallas, Texas and West Monroe, Louisiana. Wilson Engraving Company, Inc. prepares film and manufactures printing plates and is being operated as an affiliate of Southern Graphic Systems, Inc., Reynolds' wholly owned manufacturer of printing cylinders and engravings for the rotogravure, flexographic and lithographic printing industries.

In October, 1995, Reynolds acquired an additional 24.95% interest in the Becancour, Quebec, Canada, primary aluminum production plant from Societe Generale de financement du Quebec, an agency of the Government of Quebec. The acquisition increased Reynolds' interest in the Becancour joint venture to 50%. At current production levels, the acquisition provides Reynolds an additional 93,000 metric tons of the joint venture's primary aluminum annual output for a total of 186,000 metric tons, and increases Reynolds' worldwide primary aluminum production capacity to approximately 1.09 million metric tons per year.

Reynolds acquired the flexible packaging manufacturing operations of Hargro Flexible Packaging Corp. in Boyertown, Pennsylvania in December, 1995. The operations produce flexographic printed film and film laminations, primarily for the healthcare, confectionery and snack industries, and are being managed as part of Reynolds' Flexible Packaging Division.

In another December, 1995 acquisition, Reynolds purchased the Canadian Cut-Rite brand from Scott Paper Company, and other wax paper brands from Scott Paper Company's Canadian affiliate, Scott Paper Limited. The acquisition enables Reynolds, through its Reynolds Aluminum Company of Canada, Ltd. subsidiary, to market Cut-Rite wax paper throughout Canada. Reynolds acquired Scott Paper Company's Cut-Rite trademark rights except for Canada in 1986.

Reynolds closed its aluminum beverage can manufacturing plant in Fulton, New York in December, 1995. Because of productivity gains throughout Reynolds' can system, a geographic shift in customer demand and slower overall growth in U.S. demand for aluminum cans, the Fulton plant's 1-billion-can capacity exceeded the needs of Reynolds' customers.



Information on shipments and net sales by classes of similar products is shown in Table 1. Net sales are in millions of dollars; shipments are in thousands of metric tons.

                                           TABLE 1

                                    Net Sales and Shipments


                                          1995                   1994

       1993

-------------------------------------------------------------------
                                                 Net                    Net

                Net
                                  Shipments     Sales     Shipments    Sales

Shipments      Sales
                                  ---------    -------    ---------   -------

---------     ------

Finished Products and Other Sales
---------------------------------
  Packaging and containers
    Aluminum                          368      $1,871        359      $1,583

   268        $1,262
    Nonaluminum                                   556                    529

                 511
  Other aluminum                      163         580        151         449

   124           359
  Other nonaluminum                               528                    479

                 396

-------------------------------------------------------------------
                                      531       3,535        510       3,040

   392         2,528

-------------------------------------------------------------------

Production and Processing
-------------------------
  Primary aluminum                    346         684        277         440

   309           380
  Sheet and plate                     409       1,350        418       1,003

   452         1,063
  Extrusions                          200         765        211         627

   183           526
  Other aluminum                      179         494        157         391

   158           352
  Other nonaluminum                               385                    378

                 420

-------------------------------------------------------------------
                                    1,134       3,678      1,063       2,839

 1,102         2,741

-------------------------------------------------------------------
Total                               1,665      $7,213      1,573      $5,879

 1,494        $5,269

===================================================================

Average realized price per pound:
---------------------------------
Fabricated aluminum products                    $1.84                  $1.48

               $1.45
Primary aluminum                                 0.90                   0.72

                0.56

Financial information relating to Reynolds' operations and identifiable assets by major operating and geographic areas is presented in Note L to the consolidated financial statements in Item 8 of this report.


Reynolds' products generally are sold to producers and distributors of industrial and consumer products in various markets. Information on sales of products by principal geographic and business markets is shown in Tables 2 and 3.

                                    TABLE 2


                          Principal Geographic Markets


                                                Approximate
                                            Percentage of Sales
                                          ------------------------

                                          1995      1994      1993
                                          ----      ----      ----
United States                              77%       77%       75%

Canada                                      7         6         6

Other (Principally Europe)                 16        17        19
                                          ----      ----      ----
Total                                     100%      100%      100%


                                     TABLE 3


                            Principal Business Markets



                                                Approximate
                                            Percentage of Sales
                                         --------------------------

                                         1995       1994       1993
                                         ----       ----       ----
Packaging and Containers                  44%        45%        45%

Automotive and Transportation             13         12         11

Distributors and Fabricators              13         13         13

Building and Construction                 13         13         12

Other                                     17         17         19
                                         ----       ----       ----
Total                                    100%       100%       100%

                                  COMPETITION

Principal Competitors
---------------------

Reynolds' principal competitors in the sale in North America of products derived from primary aluminum are ten other domestic companies, a Canadian company and other foreign producers. Reynolds and many other companies produce reclaimed aluminum.

In the sale of semifinished and finished products, Reynolds competes with (i) other producers of primary and reclaimed aluminum, which are also engaged in fabrication, (ii) other fabricators of aluminum and other products, (iii) other producers of plastic products and (iv) metals service center companies engaged in the distribution of aluminum and other products. Reynolds' principal competitors in Europe are seven major multinational producers and a number of smaller European producers of aluminum semifabricated products. In the aluminum beverage can business, Reynolds competes worldwide with four major producers and a number of smaller ones. Aluminum and related products compete with various products, including those made of iron, steel, copper, zinc, tin, titanium, lead, glass, wood, plastic, magnesium and paper. Plastic products compete with products made of glass, aluminum, steel, paper, wood and ceramics, among others. Competition is based upon price, quality and service.

Industry Conditions
-------------------

A worldwide oversupply of aluminum, caused by high exports beginning in 1990 from the Commonwealth of Independent States ("CIS") (mostly from Russia), start-up of substantial new capacity in the industry and economic weakness, severely depressed the price of aluminum on world commodity markets in the early 1990's, affecting the aluminum industry and the Company. Multilateral government negotiations were commenced in late 1993 to develop strategies to integrate the CIS aluminum industries into the world market. A Memorandum of Understanding ("MOU") relating to primary aluminum supply-demand conditions and international trade in aluminum was agreed to by the governments of six major aluminum producing countries in March, 1994, and has since expired. See the discussion in Note L to the consolidated financial statements in Item 8, and under "Results of Operations - Aluminum Industry" and "Outlook and Strategy" in
Item 7, of this report with respect to current industry conditions.


                                RAW MATERIALS

Bauxite, Alumina and Related Materials
--------------------------------------

Bauxite, the principal raw material used in the production of aluminum, is refined into alumina, which is then reduced by an electrolytic process into primary aluminum.

Reynolds' bauxite requirements and a portion of its alumina requirements are met from sources outside the United States.

Reynolds has long-term arrangements to obtain bauxite at negotiated prices from sources in Australia, Brazil, Guinea and Guyana, and is finalizing such an arrangement as to Jamaican bauxite. Reynolds also has a long-term arrangement with the U.S. government under which Reynolds has agreed to purchase at a negotiated price an aggregate of approximately 1,000,000 long dry tons of Jamaican bauxite stored next to Reynolds' Sherwin alumina plant near Corpus Christi, Texas, for the period 1996 through 1998.

Reynolds refines bauxite into alumina at its Sherwin alumina plant. Reynolds also acquires alumina from two joint ventures in which it has interests, one located in Western Australia, known as the Worsley Joint Venture ("Worsley"), and the other located in Stade, Germany, known as Aluminium Oxid Stade ("Stade"). See Table 4 under this Item and the discussion of Worsley under "Australia".

Production and purchases of bauxite and production of alumina are adjusted from time to time in response to changes in demand for primary aluminum and other factors. Reynolds had reduced production at its Sherwin plant in connection with the curtailment of operations at its U.S. primary aluminum production plants. See "Aluminum Production". Although the curtailment of such operations continues, the idle alumina capacity at the Sherwin plant was restarted during 1995 due to strong demand in the alumina market.

     Australia

     Worsley has a rated capacity of 1,700,000 metric tons of alumina per year (expandable to 3,200,000 metric tons per year). Worsley has proven bauxite reserves sufficient to operate the alumina plant at its rated capacity (taking into account future expansions to increase rated capacity to up to 3,200,000 metric tons per year) for at least the next 35 years. The joint venture has no specified termination date.

     Reynolds has a long-term purchase arrangement under which it may purchase from a third party an aggregate of approximately 18,800,000 dry metric tons of Australian bauxite through 2021. Of this amount, Reynolds has agreed to purchase 1,000,000 dry metric tons in 1996.

     Brazil

     Reynolds and various other companies are participants in the Trombetas bauxite mining project in Brazil. Reynolds has a 5% equity interest in the project and has agreed to purchase an aggregate of approximately 1,600,000 dry metric tons of Brazilian bauxite from the project for the period 1996 through 1999.

     Reynolds also maintains an interest in other, undeveloped bauxite deposits in Brazil.

     Guinea

     Reynolds owns a 6% interest in Halco (Mining), Inc. ("Halco"). Halco owns 51% and the Guinean government owns 49% of Compagnie des Bauxites de Guinee ("CBG"), which has the exclusive right through 2038 to develop and mine bauxite in a 10,000 square-mile area in northwestern Guinea.
     Reynolds has a bauxite purchase contract with CBG which will provide Reynolds with an aggregate of approximately 8,250,000 dry metric tons of Guinean bauxite for the period 1996 through 2011.

     Guyana

     Reynolds and the Guyanese government each owns a 50% interest in a bauxite mining project in the Berbice region of Guyana. Reynolds has a bauxite purchase contract running through 1998 under which it will purchase approximately 1,200,000 dry metric tons of Guyanese bauxite from the project in 1996. Quantities to be purchased in 1997 and 1998 are to be agreed upon at the beginning of each contract year.

     Jamaica

     Reynolds is finalizing a purchase arrangement under which it will agree to purchase from a third party an aggregate of up to 9,000,000 dry metric tons of Jamaican bauxite for the period 1996 through 2000.

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

In October, 1995, Reynolds acquired an additional 24.95% interest in Becancour from Societe Generale de financement du Quebec, an agency of the Government of Quebec, increasing Reynolds' interest in Becancour to 50%. At current production levels, the acquisition provides Reynolds an additional 93,000 metric tons of Becancour's annual primary aluminum output for a total of 186,000 metric tons, and increases its worldwide primary aluminum capacity to 1,094,000 metric tons per year.

Production at the primary aluminum plants listed in Table 5 can vary due to a number of factors, including changes in worldwide supply and demand. Due to the worldwide aluminum supply-demand imbalance, Reynolds has idled a total of 209,000 metric tons, or 19%, of its 1,094,000 metric tons of primary aluminum capacity. Reynolds temporarily shut down 88,000 metric tons of primary aluminum production capacity at its Massena, New York (41,000 metric tons) and Longview, Washington (47,000 metric tons) plants, effective in the fourth quarter of 1993, and its Troutdale, Oregon plant, with a capacity of 121,000 metric tons, has been idle since 1991. At December 31, 1995, the U.S. plants listed in Table 5 were operating collectively at a rate of 53% of capacity; Ghana (in which Reynolds has a 10% equity interest), where production has been curtailed by drought (see "Energy") since September, 1994, was operating at 70% of capacity; and all other plants listed in Table 5 were operating at full capacity. See Table 6 under this Item. In order to balance its alumina supply system, Reynolds had temporarily reduced production at its Sherwin alumina plant in Texas in connection with the curtailments. The idle alumina capacity at the Sherwin plant was restarted during 1995. See "Raw Materials - Bauxite, Alumina and Related Materials".

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

Reynolds produces reclaimed aluminum from aluminum scrap at its facilities located in Bellwood, Virginia and Sheffield, Alabama, and at a facility in which it has a 99.8% equity interest located in Isernia, Italy. See Table 6 under this Item. Scrap for the U.S. facilities is obtained through Reynolds' nationwide recycling network and other scrap purchases and from Reynolds' manufacturing operations. Scrap for the Italian facility is obtained through scrap purchases. In 1995, Reynolds obtained approximately 276,100 metric tons of recycled aluminum from its recycling network and other scrap purchases.


                              FABRICATING OPERATIONS

Reynolds' semifinished and finished aluminum products and non-aluminum products are produced at numerous domestic and foreign plants wholly or partly owned by Reynolds. These plants are included in Table 7 under Item 2 of this report. The annual capacity of these plants depends upon the variety and type of products manufactured.

In line with its strategic emphasis on growth opportunities in its core downstream fabricating operations serving the aluminum beverage can, packaging, consumer products, transportation, and building and construction markets, Reynolds has over the past three years continued to upgrade and modernize its beverage can, flexible packaging, foil, plastics, extrusion, sheet and plate manufacturing facilities, particularly facilities for production of such value-added products as can sheet, packaging, household foil and components for the transportation industry. Specific actions the Company has taken include the following:

Aluminum Beverage Cans
----------------------

--   developed new types of, and applications for, aluminum cans;

-- acquired in 1993 Miller Brewing Company's aluminum can and end manufacturing operations, increasing its U.S. can-making capacity by almost 50%;

-- commercialized in 1993 Spin Flow can necking technology (developed by Reynolds in conjunction with Ball Corporation) for forming the neck of aluminum cans at high speeds;

-- acquired in 1994 Bev-Pak, Inc. and its aluminum beverage can and end manufacturing facility in Monticello, Indiana, increasing the Company's U.S. aluminum can- and end-making capacity by approximately 15 and 20 percent, respectively;

--   completed in 1994 a 70% expansion of its Tampa can plant;

-- completed in 1995 an expansion of a joint venture facility to produce aluminum cans and announced plans for the construction of a joint venture can end plant, both in Brazil;

-- in 1995 completed construction of, and began operations at, two joint venture can plants, one in Brazil and one in Chile; and

-- continued in 1995 its participation in the construction of joint venture can plants in Brazil (the third in that country), Argentina (which has begun production) and Saudi Arabia.

Packaging
---------

-- increased PVC film capacity by 20% in 1992-1993 to serve the growing Reynolon shrink film as well as consumer and foodservice film markets;

-- acquired in 1994 assets to expand its printing cylinder and engraving business and, in 1995, acquired Wilson Engraving Company Inc., strengthening the Company's ability to meet the needs of flexographic and lithographic printers and extending the Company's geographic reach by adding plants in Louisiana and Texas;

-- began in 1995 an expansion at its Grottoes, Virginia plastics manufacturing plant that will increase capacity by approximately 20%;

-- began in 1995 a major, multi-year capital program to build a new aluminum foil rolling mill at its Louisville, Kentucky plant that will increase annual plant capacity by about 25%;

-- acquired in 1995 a laminated foil plant in Louisville, Kentucky, strengthening the Company's ability to serve the flexible packaging needs of the tobacco and pharmaceutical industries; and

-- acquired in 1995 the flexible packaging manufacturing operations of Hargro Flexible Packaging Corp. in Boyertown, Pennsylvania, establishing a major position in flexographic printing and increasing the Company's capacity to produce printed film and film laminations.

Consumer Products
-----------------

-- substantially increased marketing support behind its Reynolds Wrap and Reynolds Plastic Wrap brands;

-- introduced in 1993 new products, including a complete line of Diamond plastic wraps and bags for selected international markets;

-- acquired in 1995 the Canadian Cut-Rite brand from Scott Paper Company, and other wax paper brands from Scott Paper Company's Canadian affiliate, Scott Paper Limited, enabling the Company to market Cut-Rite wax paper throughout Canada, a key market for Reynolds' consumer products;

-- introduced in 1995 a 50-foot Heavy Duty line extension of its Reynolds Wrap brand, two printed plastic wrap products and several new Reynolds Baker's Choice baking cup products; and

-- in 1995 expanded its consumer products business in Latin America, the Middle East and the Far East.

Transportation
--------------

-- restructured in 1994 its McCook plant in Illinois, exiting common alloy sheet products and emphasizing plate and automotive sheet;

-- began production in 1994 of aluminum automotive extruded components at a new fabricating plant in Auburn, Indiana and began an expansion of the plant in 1995;

-- commercialized in 1995, for aerospace applications, aluminum-lithium plate products manufactured at its McCook plant in Illinois and aluminum-lithium extrusions manufactured by its Extrusion Division; and

-- began manufacturing in 1995 aluminum wheels at a facility in Beloit, Wisconsin, which it purchased in 1994 and modified and equipped for that purpose.

Building and Construction
-------------------------

-- increased its investment in manufacturing equipment and facilities for composite, vinyl and plastic building products.

Other
-----

-- acquired in 1994 the metals distribution business of Prime Metals, Inc., allowing the Company to broaden the geographic processing and service capabilities of its Reynolds Aluminum Supply Company metals distribution business; and

-- purchased in 1995 the aluminum extrusion operations of AMAG Austria's wholly owned subsidiary, Wexal International Ltd., in Ireland.


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

Primary aluminum is produced from alumina by an electrolytic process requiring large amounts of electric power. Electricity required for Reynolds' primary aluminum production plants generally is purchased under long-term contracts. See Table 5 under this Item.

Reynolds expects generally to meet its energy requirements for primary aluminum production for the foreseeable future under long-term contracts. Under these contracts, however, Reynolds may experience shortages of interruptible power from time to time at its Washington, Oregon, New York and Ghana reduction plants. Production at Ghana is dependent on hydroelectric power and has from time to time been curtailed by drought.

Rates for electricity charged by the Bonneville Power Administration ("BPA"), which serves the Company's Troutdale, Oregon and Longview, Washington primary aluminum production plants, have been settled through October, 1996, with a four percent increase over the prior rate. The Company and BPA have entered into a new five-year contract that would supersede the existing power contract for the period October, 1996 - September, 2001 (when the existing contract was due to expire). The new contract establishes a fixed rate, which is 16% less than rates now in effect, that would apply for the entire term of the new contract. This contract is, however, subject to review and approval both in BPA's currently pending rate case and in a subsequent review process conducted by the Federal Energy Regulatory Commission. Further, as part of a BPA rate decision, the contract is subject to appeal in the courts by third parties. Should the new contract be rejected in any of these processes, the Company could continue service under the existing contract, renegotiate with BPA, or contract for competitive power supplied by third parties.


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

Based on information currently available, Reynolds estimates that compliance with the Clean Air Act's hazardous air pollutant standards would require in excess of $250 million of capital expenditures (including a portion of the expenditures at Reynolds' Massena plant referred to below), primarily at Reynolds' U.S. primary aluminum production plants. The ultimate effect of the Clean Air Act on such plants and Reynolds' other operations (and the actual amount of any such capital expenditures) will depend on how the Clean Air Act is interpreted and implemented pursuant to regulations that are currently being developed and on such additional factors as the evolution of environmental control technologies and the economic viability of such operations at the time. Based on an August, 1995 memorandum of understanding with the State of New York to resolve environmental issues at its Massena, New York primary aluminum production plant, Reynolds has begun a five-year capital spending program of an estimated $150 million to $200 million to modernize the Massena plant and significantly reduce air emissions from the plant. Pursuant to the memorandum of understanding, Reynolds is accelerating certain expenditures believed necessary to achieve compliance with the Clean Air Act's Maximum Achievable Control Technology standards, although the U.S. Environmental Protection Agency (the "EPA") is still developing such standards. (See the related discussion in Item 3 of this report.)

Capital expenditures for equipment designed for environmental control purposes were approximately $55 million in 1993, $34 million in 1994 and $39 million in 1995. The portion of such amounts expended in the United States was $43 million in 1993, $15 million in 1994 and $18 million in 1995. Expenditures in 1993 and 1994 included $19 million and $1 million, respectively, for construction of Reynolds' facility in Arkansas that converts spent potliner from Reynolds' and other producers' aluminum smelting operations into an environmentally safe material with potential for recycling. Reynolds estimates that annual capital expenditures for environmental control facilities will be approximately $53 million in 1996, $98 million in 1997 and $82 million in 1998, the majority of such expenditures being associated with the capital spending program referred to above at Reynolds' Massena plant. Future capital expenditures for environmental control facilities cannot be predicted with accuracy for the reasons cited above; however, it may be expected that environmental control standards will become increasingly stringent and that the expenditures necessary to comply with them could increase substantially.

Reynolds has been identified as a potentially responsible party ("PRP") and is involved in remedial investigations and remedial actions under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and similar state laws regarding the past disposal of wastes at approximately 40 sites in the United States. Such statutes may impose joint and several liability for the costs of such remedial investigations and actions on the entities that arranged for disposal of the wastes, the waste transporters that selected the disposal sites and the owners and operators of such sites; responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, Reynolds is investigating possible environmental contamination, which may also require remedial action, at certain of its present and former United States manufacturing facilities, including contamination by polychlorinated biphenyls ("PCBs") at its Massena, New York primary aluminum production plant which requires remediation. In 1994, the EPA added Reynolds' Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites; the Company is cooperating with the EPA and, under a September, 1995 consent order, is working with the EPA in investigating potential environmental contamination at the Troutdale site and to promote more efficient cleanup at the site. At most of the 40 sites referred to above where Reynolds has been identified as a PRP, it is one of many PRPs, and its share of the anticipated cleanup costs is expected to be small. With respect to certain other sites (not included in the foregoing number) where Reynolds has been identified as a PRP, Reynolds has either fully or substantially settled or resolved actions related to such sites at minimal cost or believes that it has no responsibility with regard to them. Reynolds has been notified that it may be a PRP at certain additional sites.

Reynolds' policy is to accrue remediation costs when it is probable that remedial efforts will be required and the related costs can be reasonably estimated. On a quarterly basis, Reynolds evaluates the status of all sites, develops or revises estimates of costs to satisfy known remediation requirements and adjusts its accruals accordingly. At December 31, 1995, the accrual for known remediation requirements was $242 million. This amount reflects management's best estimate of Reynolds' ultimate liability for such costs. Potential insurance recoveries are uncertain and therefore have not been considered. As a result of such factors as the developing nature of administrative standards promulgated under Superfund and other environmental laws; the unavailability of information regarding the condition of potential sites; the lack of standards and information for use in the apportionment of remedial responsibilities; the numerous choices and costs associated with diverse technologies that may be used in remedial actions at such sites; the availability of insurance coverage; the ability to recover indemnification or contribution from third parties; and the time periods over which eventual remediation may occur, estimated costs for future environmental compliance and remediation are necessarily imprecise. It is not possible to predict the amount or timing of future costs of environmental remediation which may subsequently be determined. Based on information currently available, it is management's opinion that such future costs are not likely to have a material adverse effect on Reynolds' competitive or financial position or its ongoing results of operations. However, such costs could be material to future quarterly or annual results of operations.

See the discussion under "Environmental" in Item 7, and under Note J to the consolidated financial statements in Item 8, of this report regarding the Company's anticipated costs of environmental compliance.


                             RESEARCH AND DEVELOPMENT

Reynolds engages in a continuous program of basic and applied research and development. This program deals with new and improved materials, products, processes and related environmental compliance technologies. It includes the development and expansion of products and markets which benefit from aluminum's light weight, strength, resistance to corrosion, ease of fabrication, high heat and electrical conductivity, recyclability and other properties. Materials and core competencies involving aluminum, ceramics, composites and various polymers and their processing, fabrication and applications are also included in the scope of Reynolds' research and development activity. Expenditures for Reynolds-sponsored research and development activities were approximately $36 million in 1993, $38 million in 1994 and $43 million in 1995.

Reynolds owns numerous patents relating to its products and processes based predominantly upon its in-house research and development activities. The patents owned by Reynolds, or under which it is licensed, generally concern particular products or manufacturing techniques. Reynolds' business is not, however, materially dependent on patents.


                                 EMPLOYEES

At December 31, 1995, Reynolds had approximately 29,800 employees. Labor contracts between Reynolds and the United Steelworkers of America and the Aluminum, Brick and Glass Workers International Union, respectively, entered into in 1993 will expire by their terms in May, 1996. The contracts involve approximately 7,000 employees.

                                   TABLE 4
                      Alumina Plants and Energy Supply

                             Rated
                         Capacity(a) at                          Principal
                        December 31, 1995        Energy       Energy Contract
Plant                      Metric Tons         Purchased(b)   Expiration Date
-----                   -----------------      ------------   ---------------
Corpus Christi, Texas      1,600,000(c)        Natural Gas        1996(d)

Worsley, Australia           952,000(e)        Coal               2002

Stade, Germany               375,000(e)        Natural Gas        2008



                                   TABLE 5
             Primary Aluminum Production Plants and Energy Supply

                             Rated
                          Capacity(a) at                          Principal
                        December 31, 1995      Energy          Energy Contract
Plant                      Metric Tons       Purchased(b)      Expiration Date
-----                   -----------------    ------------      ---------------
Baie Comeau, Canada        400,000           Electricity        2011 and 2014

Longview, Washington       204,000(f)        Electricity        2001

Massena, New York          123,000(f)        Electricity        2013(g)

Troutdale, Oregon          121,000(f)        Electricity        2001

Becancour, Canada          186,000(h)        Electricity        2014

Hamburg, Germany            40,000(h)        Electricity        2000

Ghana, Africa               20,000(h)        Electricity        1997(i)



                                  TABLE 6
                      Aluminum Capacity and Production

                               (Metric Tons)

                Primary Aluminum(j)               Reclaimed Aluminum(k)
         -------------------------------       -------------------------
              Rated                              Rated
Year     Capacity(a),(f)   Production(f)       Capacity(a)   Production
----     ---------------   -------------       -----------   ----------
1993          991,000        869,000            462,000       386,000

1994          998,000        792,000            491,000       409,000

1995        1,094,000        814,500            485,500       396,500


NOTES TO TABLES 4, 5, and 6.

(a) Ratings are estimates at the end of the period based on designed capacity and normal operating efficiencies and do not necessarily represent maximum possible production.

(b)  See "Energy".

(c) In order to balance its alumina supply system, Reynolds had reduced production at its Sherwin alumina plant near Corpus Christi, Texas in connection with the curtailment of operations at its U.S. primary aluminum plants. Although the curtailment of such operations continues, the idle alumina capacity at the Sherwin plant was restarted during 1995. See "Aluminum Production".

(d) Approximately 50% of the plant's natural gas requirements is purchased under a one-year contract and the remainder is purchased under other short-term contracts. The base term of the one-year contract referred to above will conclude in October, 1996, but the contract will extend from month to month unless terminated by one of the parties.

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

(h) Reynolds is entitled to 50% of the production of Becancour, 33-1/3% of the production of Hamburg, and 10% of the production of Ghana. Capacity figures reflect Reynolds' share. Production at Ghana has been curtailed since September, 1994 by drought. See "Aluminum Production" and "Energy". At December 31, 1995, Ghana was operating at 70% of capacity.

(i) The power contract provides for a 20-year extension at the option of the smelter owners.

(j) Production is from Reynolds' primary aluminum production operations listed in Table 5.

(k) Production through the second quarter of 1993 is from Reynolds' Bellwood, Virginia; Sheffield, Alabama; and Benton Harbor, Michigan reclamation facilities. Reynolds sold its Benton Harbor, Michigan facility in the second quarter of 1993. Production in 1994 and 1995 includes the Isernia, Italy reclamation facility, in which Reynolds has a 99.8% equity interest.

Item 2.  PROPERTIES

For information on the location and general nature of Reynolds' principal domestic and foreign properties, see Item 1, BUSINESS. Table 7 lists as of February 15, 1996 Reynolds' wholly-owned domestic and foreign operations and shows the domestic and foreign locations of operations in which Reynolds has interests. Facilities that are under construction or for other reasons have not begun production are not listed. The properties listed are held in fee except as otherwise indicated. Properties held other than in fee are not, individually or in the aggregate, material to Reynolds' operations and the arrangements under which such properties are held are not expected to limit their use. Reynolds believes that its facilities are suitable and adequate for its operations. With the exception of the Longview, Massena, Troutdale and Ghana primary aluminum production plants, as explained above, there is no significant surplus or idle capacity at any of Reynolds' major manufacturing facilities.

                                TABLE 7

                        Wholly-Owned Operations

     Manufacturing, Mining and Distribution

     Alumina:                        Recycling:
     Corpus Christi, Texas           Recycling Plants and Centers (U.S.)(698)**
     Malakoff, Texas

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

                                     Aluminum Beverage Cans:
     Spent Potliner Treatment:       San Francisco, California
     Gum Springs, Arkansas           Torrance, California
                                     Tampa, Florida
     Extruded Products:              Moultrie, Georgia
     Auburn, Indiana                 Honolulu, Hawaii
     Louisville, Kentucky            Monticello, Indiana (cans and ends)
     El Campo, Texas                 Kansas City, Missouri
     Ashland, Virginia*              Middletown, New York
     Bellwood, Virginia              Reidsville, North Carolina (cans and ends)
     Richmond Hill, Ontario, Canada  Salisbury, North Carolina
     Ste. Therese, Quebec, Canada    Fort Worth, Texas
     Nachrodt, Germany               Houston, Texas
     Wexford, Ireland                Seattle, Washington
     Harderwijk, Netherlands         Milwaukee, Wisconsin
     Lelystad, Netherlands           Rocklin, California (ends)
     Maracay, Venezuela              Bristol, Virginia (ends)
                                     Guayama, Puerto Rico

     Powder and Paste:               Printing Cylinders:
     Louisville, Kentucky            Longmont, Colorado*
                                     Atlanta, Georgia*
     Electrical Rod:                 Clarksville, Indiana*
     Becancour, Quebec, Canada       Louisville, Kentucky (2)
                                     Newport, Kentucky*
                                     West Monroe, Louisiana
     Foil Feed Stock:                Battle Creek, Michigan*
     Hot Springs, Arkansas           St. Louis, Missouri
                                     Fulton, New York*
     Packaging and Consumer          Wilmington, North Carolina*
     Products:                       Exton, Pennsylvania*
     Beacon Falls, Connecticut       Franklin, Tennessee*
     Louisville, Kentucky(2)         Dallas, Texas
     Mt. Vernon, Kentucky            Richmond, Virginia (2)
     Sparks, Nevada*                 Toronto, Ontario, Canada
     Boyertown, Pennsylvania(3)*
     Downingtown, Pennsylvania
     Lewiston, Utah                  Reynolds Aluminum Supply
     Bellwood, Virginia              Company:
     Grottoes, Virginia              Service Centers (U.S.)(27)**
     Richmond, Virginia              Processing Centers (U.S.)(3)**
     South Boston, Virginia
     Appleton, Wisconsin (2)
     Little Chute, Wisconsin         Research and Development
     Weyauwega, Wisconsin
     Rexdale, Ontario, Canada*       Richmond, Virginia:
     Cap-de-la-Madeleine,            Can Division Headquarters
      Quebec, Canada                 Corporate Research
     Latina, Italy                    and Development
                                      Central Laboratories
     Building and Construction       Packaging Technology
     Products:
     Eastman, Georgia*
     Bourbon, Indiana                Corpus Christi, Texas:
     Ashville, Ohio                  Alumina Technology
     Lynchburg, Virginia
     Weston, Ontario, Canada
     Merxheim, France*               Sheffield, Alabama:
     Nachrodt, Germany               Manufacturing Technology
     Dublin, Ireland*                Laboratory
     Wexford, Ireland
     Harderwijk, Netherlands
     Lisburn, Northern Ireland*
     Service Centers (U.S.)(51)**
     Service Centers (Canada) (11)**

     Wheels:
     Beloit, Wisconsin
     Ferrara, Italy

     Can Machinery and Systems:
     Richmond, Virginia


                             Other Operations
                     In Which Reynolds Has Interests

     Argentina:                              Ghana:
     Aluminum cans, recycling                Primary aluminum*

     Australia:                              Guinea:
     Bauxite, alumina                        Bauxite

     Belgium:                                Guyana:
     Building products, extrusions           Bauxite*

     Brazil:                                 India:
     Bauxite, aluminum cans                  Extrusions
      and ends, recycling, reclamation
                                             Italy:
     Canada:                                 Reclamation
     Primary aluminum, electric
      power generation, aluminum             Russia:
       wheels                                Foil

     Chile:                                  Spain:
     Aluminum cans, recycling                Mill products, extrusions, foil,
                                              packaging and consumer products,
     Colombia:                                printing cylinders
     Mill products, extrusions,
       foil                                  Venezuela:
                                             Primary aluminum, mill products,
     Egypt:                                   foil, aluminum cans and ends,
     Extrusions                               recycling, aluminum wheels

     Germany:
     Alumina, primary aluminum*





____________________________
*    Leased.
**   Recycling Plants and Centers - 689 leased.
     Building and Construction Products Service Centers - 60 leased. Reynolds Aluminum Supply Company Service Centers - 18 leased. Reynolds Aluminum Supply Company Processing Centers - 1 leased.
***  Held under an installment purchase arrangement.

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

On November 9, 1993, counsel for the St. Regis Mohawk Tribe (the "Tribe") served the Registrant with a notice of intent to file a citizen suit for alleged violations of the federal Clean Air Act and certain New York state air emission standards at the Registrant's Massena, New York primary aluminum production plant. Subsequently, the State of New York alleged that the Registrant's emissions were causing a violation of certain state air emission standards. In October, 1994, based on an agreement in principle with the State to resolve environmental issues at the plant, the Registrant approved a five-year capital spending program of an estimated $150 million to $200 million to modernize the Massena plant and significantly reduce air emissions from the plant. In August, 1995, the Registrant and the State of New York formalized the agreement in principle in a memorandum of understanding, and the Registrant has begun the work included in the capital spending program. The Registrant is accelerating certain expenditures believed necessary to achieve compliance with the MACT standards, although the EPA is still developing such standards. The Registrant and the Tribe reached an agreement in November, 1995 to resolve issues relating to the Massena plant's air emissions and certain other environmental matters at the plant. Under the agreement, the Registrant will, in order to promote continued communication and to foster good will between the Tribe and the Registrant, complete the capital spending program referred to above, contribute $1.65 million to establish a perpetual scholarship fund for the Tribe, fund a $250,000 air sampling program to be developed by the Tribe and pay $100,000 for past and future legal fees and expenses. See the discussion of Clean Air Act compliance costs in Item 1 under the caption "Environmental Compliance".

The Registrant received from the U.S. Department of Justice (i) on August 29, 1994, a civil investigative demand relating to production of primary aluminum and (ii) on March 30, 1995, a civil investigative demand relating to the pricing of aluminum can stock. The Registrant is cooperating with both inquiries and is confident that its conduct has been in compliance with U.S. antitrust laws.

A private antitrust lawsuit styled Hammons v. Alcan Aluminum Corp. et al., seeking estimated damages of approximately $13 billion, was filed in the Superior Court of California for the County of Los Angeles on March 5, 1996 against the Registrant and other aluminum producers. The lawsuit alleges a conspiracy to reduce worldwide and U.S. aluminum production. The Registrant has made, and will make, its decisions regarding production levels independent-ly. As noted above, the Registrant is confident that its conduct has been in compliance with the antitrust laws.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of 1995.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant are as follows:


Name                          Age*  Positions Held During Past Five Years
----                          ----  -----------------------------------------

Richard G. Holder             64    Chairman of the Board and Chief Executive
                                    Officer since May 1992.  President and
                                    Chief Operating Officer 1988-1992.
                                    Director since 1984.

Randolph N. Reynolds**        54    Vice Chairman since January 1994.
                                    Executive Vice President, International
                                    1990-1994.  President, Reynolds
                                    International, Inc. ("RII"), a subsidiary of the Company, since November 1980, and Chief Executive Officer of RII since
                                    November 1981.  Director since 1984.

Jeremiah J. Sheehan           57    President and Chief Operating Officer since
                                    January 1994.  Executive Vice President,
                                    Fabricated Products 1993-1994.  Executive
                                    Vice President, Consumer and Packaging
                                    Products 1990-1993.  Director since January
                                    1994.

Henry S. Savedge, Jr.         62    Executive Vice President and Chief
                                    Financial Officer since May 1992.  Vice
                                    President, Finance 1990-1992.  Director
                                    since 1992.

J. Wilt Wagner                54    Executive Vice President, Raw Materials,
                                    Metals and Industrial Products since March
                                    1993.  Executive Vice President, Fabricated
                                    Industrial Products 1992-1993.  Vice
                                    President, Mill Products Division 1990-
                                    1992.

James R. Aitken               61    Vice President since April 1994.  Executive
                                    Vice President, RII since March 1993.  Vice
                                    President, Europe of RII and President,
                                    Reynolds (Europe) Ltd., a subsidiary of
                                    RII, 1987-1993.

Thomas P. Christino           56    Vice President, Flexible Packaging Division
                                    since November 1993.  Flexible Packaging
                                    Division General Manager 1992-1993.
                                    Flexible Packaging Products National Sales and Marketing Manager 1987-1992.

Donald T. Cowles              48    Vice President and Reynolds Aluminum Supply
                                    Company Division General Manager since
                                    August 1995.  Executive Vice President,
                                    Human Resources and External Affairs
                                    1993-1995. Vice President, General Counsel and Secretary 1989-1993.

Eugene M. Desvernine          54    Vice President since April 1994.  Executive
                                    Vice President, RII since March 1993.  Vice
                                    President, Latin America of RII 1982-1993.

Allen M. Earehart             53    Vice President, Controller since April
                                    1994.  Controller 1993-1994.  Director,
                                    Corporate Accounting 1982-1993.

E. Jack Gates                 54    Vice President, Raw Materials and Carbon
                                    Products Division since April 1993.  Raw
                                    Materials and Precious Metals Division
                                    General Manager 1993.  Reduction Division
                                    General Manager 1990-1993.

Rodney E. Hanneman            59    Vice President, Quality Assurance and
                                    Technology Operations since March 1985.

Paul S. Hayden                53    Vice President, Recycling Division since
                                    April 1995.  Recycling Division General
                                    Manager 1991-1995.

Douglas M. Jerrold            45    Vice President, Tax Affairs since April
                                    1990.

D. Michael Jones              42    Vice President, General Counsel and
                                    Secretary since February 1993.  Associate
                                    General Counsel and Assistant Secretary
                                    1990-1993.

John B. Kelzer                59    Vice President, Extrusion Division since
                                    April 1993.  Extrusion Division General
                                    Manager 1990-1993.

William E. Leahey, Jr.        46    Vice President, Can Division since April
                                    1993.  Can Division General Manager 1992-
                                    1993.  Can Division Sales and Marketing
                                    Director 1990-1992.

John M. Lowrie                55    Vice President, Consumer Products Division
                                    since October 1988.

F. Robert Newman              52    Vice President, Human Resources since
                                    October 1995.  Corporate Director, Human
                                    Resources 1993-1995.  Corporate Director,
                                    Industrial Relations 1992-1993.  Director,
                                    Industrial Relations Operations 1986-1992.

John M. Noonan                62    Vice President, Construction Products and
                                    Properties Divisions since January 1984.

Paul Ratki                    56    Vice President, Metals Division since April
                                    1994.  Reduction and Reclamation Division
                                    General Manager 1993-1994.  Reduction and
                                    Reclamation Division Operations Manager
                                    1991-1993.

William G. Reynolds, Jr.**    56    Vice President, Government Relations and
                                    Public Affairs since 1980.

John F. Rudin                 50    Vice President, Chief Information Officer
                                    since August 1995.  Vice President since
                                    April 1995.  Reynolds Aluminum Supply
                                    Company Division General Manager 1989-1995.

Julian H. Taylor              52    Vice President, Treasurer since April 1988.

C. Stephen Thomas             56    Vice President, Mill Products Division
                                    since May 1992.  Vice President, Can
                                    Division 1990-1992.

Nicholas D. Triano            64    Vice President, Materials Management since
                                    April 1989.


_______________
*  As of February 17, 1996
** Randolph N. Reynolds and William G. Reynolds, Jr. are brothers.


                                 PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's Common Stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. At February 20, 1996, there were 9,666 holders of record of the Registrant's Common Stock.

The high and low sales prices for shares of the Registrant's Common Stock as reported on the New York Stock Exchange Composite Transactions Tape and the dividends declared per share during the periods indicated are set forth below:

                            High          Low        Dividends
                            ----          ---        ---------

     1995

     First Quarter       $ 56-1/2      $ 46-1/4        $.25
     Second Quarter        52-3/8        46-3/4         .30
     Third Quarter         64-3/4        51-5/8         .30
     Fourth Quarter        58-5/8        48-1/2         .35


     1994

     First Quarter       $ 54-5/8      $ 44-7/8        $.25
     Second Quarter        50-5/8        40-3/8         .25
     Third Quarter         58            47-1/4         .25
     Fourth Quarter        59-3/8        44-3/4         .25

On February 16, 1996, the Board of Directors declared a dividend of $.35 per share of Common Stock, payable April 1, 1996 to stockholders of record on March 1, 1996.




Item 6.  SELECTED FINANCIAL DATA
------------------------------------------------------------------------------

Consolidated Income Statement  (In millions, except per share amounts)
----------------------------------------------------------------------

                                                1995       1994       1993

1992       1991

------------------------------------------------------
Net sales                                     $7,213     $5,879     $5,269
$5,593     $5,730
Equity, interest and other income                 39         46         25

  28         54
Gains on sales of assets                           -         88          -

  36          -

------------------------------------------------------
                                               7,252      6,013      5,294
5,657      5,784

------------------------------------------------------
Cost of products sold                          5,772      4,996      4,657
4,762      4,760
Selling, administrative and
  general expenses                               449        376        358

 369        378
Provision for depreciation and amortization      311        295        287

 284        265
Interest expense                                 172        156        159

 167        161
Operational restructuring and asset
  revaluation costs                                -          -        348

 106          -
Provision for estimated
  environmental costs                              -          -          -

 164          -

------------------------------------------------------
                                               6,704      5,823      5,809
5,852      5,564

------------------------------------------------------
Income (loss) before income taxes
  and cumulative effects of
  accounting changes                             548        190      ( 515)
( 195)       220
Taxes on income (credit)                         159         68       (193)

 (86)        66

------------------------------------------------------
Income (loss) before cumulative
  effects of accounting changes                  389        122      ( 322)
( 109)       154
Cumulative effects of accounting
  changes (1)                                      -          -          -

(640)         -

------------------------------------------------------
Net income (loss)                              $ 389      $ 122     ($ 322)
($ 749)     $ 154

======================================================
Earnings per share
  Primary earnings (losses)                    $5.35      $1.42     $(5.38)
$(12.56)     $2.60

======================================================
Cash dividends declared

======================================================
  per common share                             $1.20      $1.00      $1.20
$1.80      $1.80

======================================================

Other items:
  Total assets                                $7,740     $7,461      6,709
$6,897     $6,685

======================================================

  Long-term debt                              $1,853     $1,848     $1,990
$1,798     $1,854

======================================================

[FN]
(1) In 1992, the Company adopted FAS No. 106, requiring accrual accounting for postretirement benefits other than pensions, and FAS No. 109, which requires use of the liability method of determining deferred income taxes. Charges of $610 million (FAS No. 106) and $30 million (FAS No. 109) were recognized in 1992 for the cumulative effects of these accounting changes. The adoption of FAS No. 109 enabled the Company to fully recognize the deferred tax benefits associated with the adoption of FAS No. 106.
[/FN]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements, related notes and other sections of this report. In the tables, dollars are in millions, except per share and per pound amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The Company had a very successful year in 1995 with record shipments and revenues and the third-highest net income in the Company's history. These results reflect continued strength in overall global demand for aluminum products, improved prices and actions the Company has taken to improve operating performance such as acquisitions, divestitures, restructurings and cost reductions. The Company achieved these results despite weaker market conditions in the second half of the year and with approximately 20% of its primary aluminum capacity temporarily idled. The overall improved performance and optimistic long-term outlook for the aluminum business led the Company to increase the dividend on its common stock in 1995 at an annual rate of 40%.

                                                             1995        1994

    1993

-----------------------------------

Net income (loss)                                            $389        $122

   $(322)
Net income (loss) includes special items:
  Gains on sales of assets                                     -           57

      -
  Operational restructuring and asset revaluation costs        -           -

    (227)


 Earnings (loss) per share                                  $5.35       $1.42

  $(5.38)
 Earnings (loss) per share includes special items:
   Gains on sales of assets                                    -          .92

      -
   Operational restructuring and asset revaluation costs       -           -

   (3.80)



ALUMINUM INDUSTRY

The aluminum industry turned in a strong performance in 1995, particularly in the first half of the year, due to improved aluminum supply/demand fundamentals. Prices for both primary and fabricated aluminum products
improved from their recent depressed lows.   Industry shipments increased in
late 1994 and early 1995, largely as a result of hedge buying by end-users anticipating price increases. The hedge buying occurred primarily in the aluminum beverage can and distributor markets. This created a customer inventory buildup, which resulted in lower shipments to these markets during the second half of 1995 as excess inventories were starting to be reduced. Additionally, the soft landing of the U.S. and European economies that occurred in 1995 led to lower shipments to some markets, particularly construction and automotive. The inventory liquidation process and the economic soft landing led to lower primary aluminum prices in the latter part of 1995.

SHIPMENTS AND NET SALES
                                          1995              1994
1993

---------------------------------------------------------
                                               Net                Net

    Net
                                  Shipments   Sales  Shipments   Sales
Shipments   Sales
                                  ---------   -----  ---------   -----
---------   -----

Finished Products and Other Sales
---------------------------------
  Packaging and containers
    Aluminum                          368    $1,871      359    $1,583      268

  $1,262
    Nonaluminum                                 556                529

     511
  Other aluminum                      163       580      151       449      124

     359
  Other nonaluminum                             528                479

     396

---------------------------------------------------------
                                      531     3,535      510     3,040      392

   2,528

---------------------------------------------------------

Production and Processing
-------------------------
  Primary aluminum                    346       684      277       440      309

     380
  Sheet and plate                     409     1,350      418     1,003      452

   1,063
  Extrusions                          200       765      211       627      183

     526
  Other aluminum                      179       494      157       391      158

     352
  Other nonaluminum                             385                378

     420

---------------------------------------------------------
                                    1,134     3,678    1,063     2,839    1,102

   2,741

---------------------------------------------------------
Total                               1,665    $7,213    1,573     5,879    1,494

  $5,269

=========================================================

Average realized price per pound:
--------------------------------
Fabricated aluminum products                  $1.84              $1.48

   $1.45
Primary aluminum                               0.90               0.72

    0.56


Finished Products and Other Sales
---------------------------------

Aluminum packaging and container shipments increased in 1995 and 1994, principally due to additional aluminum beverage can and end shipments resulting primarily from acquisitions in late 1993 and mid-1994.

The increases in other aluminum shipments in 1995 and 1994 resulted from the 1994 acquisition of a metals distribution company and strong demand in the distribution market in 1994.

Production and Processing
-------------------------
Primary aluminum shipments fluctuate from year to year because of variations in internal requirements and changes in customer demand for value-added foundry ingot and billet. The acquisition of an additional interest in the Becancour, Quebec primary aluminum production facility contributed to the increase in 1995. The decrease in 1994 resulted from a decision to idle 88 thousand metric tons of primary aluminum capacity late in 1993 due to weak aluminum supply/demand fundamentals at that time.

Shipments of sheet and plate were slightly lower in 1995 compared to 1994, as higher can stock shipments were offset by lower shipments of other sheet products. The increase in can stock shipments resulted from higher shipments to the growing operations of the Company's partially owned aluminum beverage can operations in Latin America. Shipments of other sheet products decreased
due to the   conversion of a portion of the Company's sheet business to tolling. The decline from 1993 to 1994 can be attributed to the restructuring of the Company's Illinois sheet and plate facility and lower can stock shipments caused by greater internal consumption by the Company's growing can manufacturing operations.

Extrusion shipments were slightly lower in 1995 after increasing in 1994. The differences in shipping levels primarily reflect changes in demand for electrical rod that was impacted by customers adjusting inventory levels in 1995. Additionally, the Company's restructuring of extrusion operations in 1993, to focus on markets with the greatest potential, has resulted in reduced shipments of certain products in each of the past two years.

The increase in shipments of other aluminum products in 1995 resulted from strong demand for aluminum wheels in the transportation market and for deoxidation products in the steel industry.

Net Sales
---------

The increases in net sales resulted from higher shipments and improved aluminum prices in 1995 and from higher shipments in 1994. Average realized prices for fabricated aluminum products increased more than 20% in 1995 due to strong demand for these products.

The increases in sales of nonaluminum products in 1995 and 1994 were due partially to higher sales of stainless steel (due in part to the 1994 acquisition of a metals distribution company). The increases also resulted from higher sales of alumina in 1995 and increased sales of vinyl building products and packaging products in 1994.



OPERATING PROFIT (LOSS)
                                           1995          1994        1993
                                          ---------------------------------
Finished Products and Other Sales          $232          $256        $146
Production and Processing                   492             2        (188)

Operating profits in Finished Products and Other Sales and Production and Processing in 1995 and 1994 benefited from improved shipping volumes (except for Production and Processing in 1994), higher prices for aluminum products, increased levels of capacity utilization at aluminum fabricating operations and performance-improvement programs, including acquisitions, divestitures, restructurings and cost reductions. Operating profits in both years were adversely affected by higher costs for purchased materials and increases in selling, administrative and general expenses, which were generally the result of the higher level of business activity. Unused capacity at primary aluminum and alumina production facilities adversely affected operating results in all three years. The Company has temporarily curtailed U.S. primary aluminum production of 209,000 metric tons and had reduced production at its Texas alumina refinery. The alumina refinery returned to full production during 1995 due to strong demand in the alumina market.

Restructuring actions for which charges were taken in 1993 and 1992 reduced 1995 and 1994 operating costs. Most significant was the restructuring of the Company's sheet and plate facility in Illinois, where the production of various common alloy aluminum sheet products was discontinued by mid-1994. The Company streamlined the plant to manufacture sheet and plate products for the automotive, aircraft and aerospace markets. Extrusion operations also were restructured in 1993 to increase competitiveness and focus on markets with the greatest growth potential. As a result, the Company discontinued production of irrigation tubing at a California facility, and a Kentucky operation was converted to manufacture products for the automotive industry.

In 1995, the Company closed an aluminum beverage can manufacturing facility in New York. The facility's billion-can annual capacity was determined to be in excess of the Company's customer needs due to productivity gains throughout the Company's can system, a geographic shift in customer demand and slower overall growth in U.S. demand for aluminum beverage cans. The Company has sold the equipment at the facility and intends to sell the plant and property. In 1995, the Company recorded asset revaluation costs related to certain of its foreign investments, and costs related to the closing of the can facility, of $25 million. As a result of changes in estimated requirements for previously restructured operations, existing reserves of approximately the same amount were reversed during 1995. These actions did not have a material impact on revenues, operating results or financial position.


GEOGRAPHIC AREA ANALYSIS

The Company has operations in the U.S., Canada and other foreign areas, which include Europe, Latin America and Australia. Certain of these operations, especially in Latin America, consist of equity interests, whose sales are not included in the consolidated net sales of the Company. The Company participates in an unincorporated joint venture that mines bauxite and produces alumina in Australia.

U.S. operations produce and sell a broad range of aluminum and nonaluminum products. U.S. sales and operating profits increased in 1995 and 1994 on the strength of higher shipments of certain products, especially cans and ends, and higher realized prices for aluminum products.

Sales and operating profits from Canada and Europe increased in 1995 due to higher realized prices for aluminum products and in 1994 due to higher shipments.


INTEREST EXPENSE

Interest expense increased in 1995 due to higher rates and declined in 1994 due to lower amounts of debt outstanding. The Company uses interest rate swap agreements to manage its exposure to interest rate fluctuations after considering market conditions and levels of variable-rate and fixed-rate debt outstanding. These arrangements caused interest expense to be slightly higher in 1995 and slightly lower in 1994. The Company's strategy is to provide for lower interest expense during economic downturns, with the potential for higher interest cost during periods of economic growth.


TAXES ON INCOME

The Company pays U.S. federal and state taxes and foreign taxes based on the laws of the various jurisdictions in which it operates. The effective tax rates reflected in the income statement differ from the U.S. federal statutory rate principally because of foreign taxes, the effects of percentage depletion allowances and, in 1995, the effect of a non-recurring foreign tax benefit. A reconciliation of the effective rates is included in Note H to the consolidated financial statements.

At December 31, 1995, the Company had recorded $902 million of deferred tax assets that relate primarily to its U.S. tax positions. The most significant portions of these assets relate to tax carryforward benefits and accrued costs for employee health care and environmental and restructuring costs. A major portion of these assets will be realized in the future through the reversal of temporary differences, principally depreciation. To the extent that these assets are not covered by reversals of depreciation, the remainder is expected to be realized through U.S. income earned in future periods. The Company has worldwide operations in many tax jurisdictions that generate deferred tax assets and/or liabilities. Deferred tax assets and liabilities have been netted by jurisdiction and this results in both a deferred tax asset and a deferred tax liability on the balance sheet.

The Company has a strong history of sustainable earnings. However, even without considering projections of income, certain tax planning strategies, such as changing the method of valuing inventories from LIFO to FIFO and/or entering into sale-leaseback transactions, would generate sufficient taxable income to realize the portion of the deferred tax asset related to U.S. operations. Also, the majority of the U.S. tax carryforward benefits can be carried forward indefinitely.

Based on its evaluation of these matters, the Company is confident that its deferred tax assets will be realized and is not aware of any events or uncertainties that could significantly affect its conclusions regarding realization. The Company reassesses the realization of deferred tax assets quarterly and, if necessary, adjusts its valuation allowance accordingly.


ENVIRONMENTAL

Annual capital expenditures for equipment designed for environmental control purposes averaged approximately $36 million over the last three years. Ongoing environmental operating costs for the same period averaged approximately $76 million per year. The Company estimates that operating expenditures for 1996 through 1998 will remain at approximately these same levels and estimates annual capital expenditures for environmental control facilities at approximately $53 million in 1996, $98 million in 1997 and $82 million in 1998. The majority of these expenditures are associated with the capital spending program referred to below at the Company's New York primary aluminum production plant.

The Company's spending on environmental compliance will be influenced by future environmental regulations, including those issued and to be issued under the Clean Air Act Amendments of 1990. The Company has begun a five-year capital spending program of an estimated $150 million to $200 million at its primary aluminum production plant in New York. The project includes new air emissions controls and a phased modernization of the plant's production lines. The Company is accelerating certain expenditures believed necessary to achieve compliance with the Clean Air Act's Maximum Achievable Control Technology standards, although the U.S. Environmental Protection Agency (the "EPA") is still developing such standards. Based on current information, it is estimated that compliance with the Clean Air Act's hazardous air pollutant standards will require in excess of $250 million of capital expenditures (including a portion of the expenditures at the New York plant referred to above), principally at the Company's U.S. primary aluminum plants.

The Company is involved in remedial investigations and actions at various locations, including EPA Superfund sites where the Company and, in most cases, others have been designated as potentially responsible parties.

The Company accrues remediation costs when it establishes the probability that
such efforts will be required and the costs can be reasonably estimated.   The
Company evaluates the status of all significant existing or potential environmental issues quarterly, develops or revises cost estimates to satisfy known remediation requirements, and adjusts the accrual accordingly. At December 31, 1995, the accrual was $242 million ($272 million at December 31,
1994) and reflects management's best estimate of the Company's ultimate liability for known remediation costs.

In estimating anticipated costs, the Company considers the extent of its involvement at each site, joint and several liability provisions under applicable law, and the likelihood of obtaining contributions from other potentially responsible parties. Potential insurance recoveries are uncertain and therefore have not been considered. Based on information currently available, remediation expenditures relating to costs currently accrued are expected to be made over the next 15 to 20 years with the majority spent by the year 2000. Cash flows from operations are expected to provide most of the funds for capital, operating and remediation expenditures.

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


OTHER INFORMATION

In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company will adopt the statement in 1996. It is not expected to have a material impact on the Company's financial position or results of operations.

Also in 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. With respect to accounting for its stock options, as permitted under SFAS No. 123, the Company intends to retain the intrinsic value method currently used as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company will provide disclosures in accordance with SFAS No. 123 when the standard is adopted in 1996.

On August 29, 1994 and March 30, 1995, the Company received civil investigative demands from the U.S. Department of Justice relating to production of primary aluminum and the pricing of aluminum can stock, respectively. The Company is cooperating with both inquiries and is confident that its conduct has been in compliance with U.S. antitrust laws.

Rates for electricity charged by the Bonneville Power Administration ("BPA"), which serves the Company's Oregon and Washington primary aluminum production plants, have been settled through October 1996, with a 4% increase over the prior rate. The Company and BPA have entered into a 5-year contract that would supersede the existing power contract for the period October 1996 - September 2001 (when the existing contract was due to expire). The new contract establishes a fixed rate, which is 16% less than rates now in effect, that would apply for the entire term of the new contract. The contract is, however, subject to review and approval both in BPA's currently pending rate case and in a subsequent review process conducted by the Federal Energy Regulatory Commission. Further, as part of a BPA rate decision, the contract is subject to appeal in the courts by third parties. Should the new contract be rejected in any of these processes, the Company could continue service under the existing contract, renegotiate with BPA, or contract for competitive power supplied by third parties.




LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Working capital totaled $647 million at the end of 1995 compared to $898 million at the end of 1994. The ratio of current assets to current liabilities was 1.5/1 at the end of 1995 compared to 1.6/1 at year-end 1994. The decrease in working capital was due to the use of cash and the proceeds from the maturities of investments in debt securities to fund a part of the requirements of investing activities.


OPERATING ACTIVITIES

Cash provided from operations in 1995, 1994 and 1993 amounted to $489 million, $493 million and $259 million, respectively. The Company used these funds for investing activities during this period.


INVESTING ACTIVITIES

Substantial investments have provided the Company with low-cost operations in most of its raw materials, industrial and finished products businesses. The Company is now focusing on strategic areas for expansion and on further quality and efficiency enhancements. The table below shows actual and projected capital expenditures in the following categories: operational (replacement equipment, environmental control projects, etc.), strategic (performance improvement and strategic investments), and acquisitions and investments.


                                  Projected
                                     1996       1995      1994      1993
                                     ----       ----      ----      ----
Operational                          $230       $219      $151      $146
Strategic                             195        189       107       138
Acquisitions and investments           65        437       146       117
                                --------------------------------------------
  Total capital investments          $490       $845      $404      $401
                                ============================================

In the Finished Products and Other Sales operating area, strategic projects and acquisitions and investments that have been completed in the past three years or that are underway include: the acquisition of can manufacturing facilities that increased the Company's U.S. can-making capacity by 70%; the expansion and modernization of other can manufacturing facilities; the participation as a joint-venture partner in the construction of can manufacturing facilities in Argentina, Brazil, Chile and Saudi Arabia; expansions at foil and plastic film facilities; and the acquisitions of a metals distribution business, a printing cylinder engraving company, a foil laminating plant, and a flexible packaging manufacturing operation.

In the Production and Processing operating area, strategic projects and acquisitions and investments that have been completed in the past three years or that are underway include: the acquisition of an additional interest (6%) in an alumina refinery in Australia; the acquisition of an additional interest (24.95%) in the Becancour, Quebec primary aluminum production facility; the modernization of a primary aluminum production plant in New York; the construction of a plant in Arkansas that processes spent potliner into an environmentally acceptable material with potential for recycling; a quality improvement program at a can sheet operation in Alabama; the construction and expansion of a facility in Indiana to produce bumpers and other automotive components; and the modification and equipping of a purchased facility in Wisconsin to produce aluminum wheels.

In addition to these major projects, capacity expansions, equipment upgrades and/or improvement programs have been completed or are currently underway at a number of other facilities.

Capital investments for 1996 will include amounts for those projects now underway, the participation in a joint venture in China that produces foil and extrusions, and continuing operating requirements. Projected 1996 capital investments do not include amounts for acquisitions as no significant acquisitions are pending. The Company will, however, consider any opportunities that arise.

A part of the Company's strategy is to sell non-core assets and redeploy the proceeds into strategic businesses. In early 1995, the Company sold its remaining gold mining assets in Australia. In 1994, the Company sold a can manufacturing facility in Austria, a subsidiary that held a 40% investment in an Australian gold mine, and timberland in the Pacific Northwest.


FINANCING ACTIVITIES

The Company believes its available financial resources, together with internally generated funds, are sufficient to meet its business needs at the present time and for the foreseeable future. The Company continues to exceed the financial ratio requirements contained in its financing arrangements and expects to do so for the foreseeable future. At December 31, 1995, $150 million of the Company's $1.65 billion shelf registration remained available for the issuance of debt securities. The Company also has a $500 million revolving credit facility. Following is a summary of significant financing activities over the past three years:

1993:

-- Issued $78 million of medium-term notes at an average rate of 7.5% that mature in 2004 to 2013
--   Issued $285 million of 6-5/8% amortizing notes due between 1998 and 2002
-- Borrowed $150 million under a bank credit agreement that requires a single repayment in 1998 and bears interest at a variable rate (6.4% at December 31, 1995)

Proceeds from these activities were used for voluntary prepayment of $143 million of a term loan agreement, refinancing approximately $200 million of short-term obligations, scheduled payments on long-term obligations of approximately $100 million and for general corporate purposes.

1994:

-- Issued 11 million shares of 7% PRIDES(SM), Convertible Preferred Stock for $47.25 (stated value) per share, which generated $505 million of net proceeds
-- Voluntarily prepaid the remaining balance ($72 million) of a term loan agreement and repaid the balance ($50 million) of commercial paper outstanding

The Company used proceeds from the PRIDES issue for capital investments in 1994 and 1995 and to repay obligations incurred in the fourth quarter of 1993 to acquire Miller Brewing Company's can manufacturing operations.


FINANCING ACTIVITIES - continued

1995:

-- Amended the $500 million revolving credit facility arranged in 1994 to extend the term from 1999 to 2000 and lower the commitment fee on the unused portion of the facility from .20% to .125%. No amounts were outstanding under the facility at December 31, 1995
-- Borrowed $22 million through the issuance of tax-exempt bonds that require a single repayment in 2025 and bear interest at a variable rate (4% at December 31, 1995)
-- Issued $72 million of medium-term notes, which bear interest at an average rate of 6% and mature in 1996 and 1997
-- Increased the quarterly dividend on the Company's common stock by 10 cents to 35 cents per share, in view of the Company's improved performance and outlook for the future

Proceeds from the tax-exempt bonds were used to finance a portion of the costs of acquiring, constructing and installing environmental control facilities at the Company's primary aluminum production plant in New York. Proceeds from the medium-term notes were supplemented with cash on hand and cash generated from operations to acquire an additional interest (24.95%) in the Becancour, Quebec primary aluminum production facility for approximately $390 million, plus associated working capital.


In 1993, the Company filed a registration statement relating to the contribution, through December 31, 1995, of up to 3 million shares of common stock to its pension plans. The shares were contributed as follows (in millions):

                    Year         Shares        Value
                    ----         ------        -----
                    1993           .6           $28
                    1994          1.5            77
                    1995           .9            45
                             ----------------------------
                                  3.0          $150
                             ============================

OUTLOOK AND STRATEGY

At the beginning of 1996, the liquidation of excess customer inventories continues and slower economic growth rates worldwide are expected to have an impact on market conditions, possibly through the first half. As the year progresses, market conditions are expected to improve based on the Company's projections of world economic growth of just over 3%, and world aluminum consumption growth of 3.5%-4%. After the inventory liquidation process ends, and barring a recession in any major world economy, the Company expects the improvement in aluminum industry supply/demand fundamentals to continue for the next several years. The Company's outlook for growth in aluminum consumption for the remainder of this decade is an average of 4% per year, compared to 1.5% in the 1980s, and 2% in the 1970s. The Company expects greater use of aluminum around the world in automobiles and other light vehicles; rapid growth of the aluminum beverage can market in Latin America, Asia, the Middle East, and other developing economies; and increased use of aluminum in the building and construction markets, particularly in developing countries.

The Company's strategy is to continue improving its global competitive position as a vertically integrated producer of value-added aluminum products, with emphasis on growth opportunities in its fabricating operations serving the can, packaging, consumer products, transportation, and building and construction markets. To improve its competitiveness, the Company has undertaken intensive cost reduction and performance improvement programs that include work force reductions, permanent closures of higher-cost facilities, disposal of uneconomic and non-core assets, and operational and organizational restructuring. The Company's restructuring efforts and performance improvements of the past few years, along with improving economic conditions that are expected to create a strong demand for aluminum, should contribute significantly to the Company's operating results.

Primary aluminum is an internationally traded commodity. The price of primary aluminum is subject to worldwide market forces of supply and demand. Prices can be volatile and fluctuations influence the Company's financial results.
The world market is still recovering from a serious supply-demand imbalance that began in the early 1990s and there may be periods of marked short-term price volatility. The Company's strategy of being a vertically integrated producer of value-added aluminum products reduces its exposure to these fluctuations, but does not eliminate it. The Company manages its exposure to these fluctuations, after giving consideration to market conditions, sale and purchase transactions, overall business strategies and other factors that affect the Company's risk profile, with contractual arrangements including fixed-price sales contracts, fixed-price supply contracts, and forward, futures and option contracts. Through these activities, the Company balances its risk profile consistent with management's operational strategies.

In addition to the aluminum price risk, the Company is exposed to general financial, political, economic and business risks in connection with its worldwide operations. The Company continues to evaluate and manage its operations in a manner to mitigate the effects from exposure to such risks.




Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS    (In millions, except
per share amounts)
===============================================================================
==================
Years ended December 31                                   1995           1994

       1993
-------------------------------------------------------------------------------
------------------

REVENUES
  Net sales                                              $7,213        $5,879

      $5,269
  Equity, interest and other income                          39            46

          25
  Gains on sales of assets                                    -            88

           -
-------------------------------------------------------------------------------
------------------
                                                          7,252         6,013

       5,294
-------------------------------------------------------------------------------
------------------

COSTS AND EXPENSES
  Cost of products sold                                   5,772         4,996

       4,657
  Selling, administrative and general expenses              449           376

         358
  Provision for depreciation and amortization               311           295

         287
  Interest - principally on long-term obligations           172           156

         159
  Operational restructuring and asset revaluation costs       -             -

         348
-------------------------------------------------------------------------------
------------------
                                                          6,704         5,823

       5,809
-------------------------------------------------------------------------------
------------------

EARNINGS
  Income (loss) before income taxes                         548           190

       ( 515)
  Taxes on income (credit)                                  159            68

        (193)
-------------------------------------------------------------------------------
------------------

NET INCOME (LOSS)                                           389           122

       ( 322)
  Preferred stock dividends                                  36            34

           -
-------------------------------------------------------------------------------
------------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS          353            88

       ( 322)

RETAINED EARNINGS
  Balance at beginning of year                              980           954

       1,348
  Cash dividends on common stock                             77            62

          72
-------------------------------------------------------------------------------
------------------
  Retained earnings at end of year                       $1,256         $ 980

       $ 954
===============================================================================
==================

EARNINGS PER SHARE
  Average shares outstanding                                 73            62

          60
  Net income (loss)                                       $5.35         $1.42

      $(5.38)
===============================================================================
==================

CASH DIVIDENDS PER COMMON SHARE                           $1.20         $1.00

       $1.20
===============================================================================
==================

See notes beginning on page 36.
/TABLE

CONSOLIDATED BALANCE SHEET                                                  (In
millions)
===============================================================================
==================
December 31                                                               1995

      1994
-------------------------------------------------------------------------------
------------------

ASSETS
  Current assets
    Cash                                                                $   17

    $   26
    Short-term investments (cash equivalents 1995 - $22, 1994 - $282)       22

       408
    Receivables
      Customers, less allowances of $20 (1994 - $19)                       889

       851
      Other                                                                154

       111
-------------------------------------------------------------------------------
------------------
        Total receivables                                                1,043

       962
    Inventories                                                            891

       873
    Prepaid expenses                                                        41

        53
-------------------------------------------------------------------------------
------------------
        Total current assets                                             2,014

     2,322
  Unincorporated joint ventures and associated companies                 1,286

       856
  Property, plant and equipment - net                                    3,223

     3,108
  Deferred taxes                                                           376

       426
  Other assets                                                             841

       749
-------------------------------------------------------------------------------
------------------
        Total assets                                                    $7,740

    $7,461
===============================================================================
==================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Trade payables                                                      $  527

    $  658
    Accrued compensation and related amounts                               252

       263
    Payables to unincorporated joint ventures and
      associated companies                                                 102

        84
    Short-term borrowings                                                  111

       120
    Long-term debt                                                         101

        18
    Other liabilities                                                      274

       281
-------------------------------------------------------------------------------
------------------
        Total current liabilities                                        1,367

     1,424
  Long-term debt                                                         1,853

     1,848
  Postretirement benefits                                                1,213

     1,145
  Environmental                                                            178

       236
  Deferred taxes                                                           236

       183
  Other liabilities                                                        276

       353
  Stockholders' equity
    Preferred stock                                                        505

       505
    Common stock                                                           941

       870
    Retained earnings                                                    1,256

       980
    Cumulative currency translation adjustments                            (22)

       (43)
    Pension liability adjustment                                           (63)

       (40)
-------------------------------------------------------------------------------
------------------
        Total stockholders' equity                                       2,617

     2,272
  Contingent liabilities and commitments (Notes I and J)
-------------------------------------------------------------------------------
------------------
        Total liabilities and stockholders' equity                      $7,740

    $7,461
===============================================================================
==================
See notes beginning on page 36.

CONSOLIDATED STATEMENT OF CASH FLOWS                                        (In
millions)
===============================================================================
==================
Years ended December 31                                                1995

 1994      1993
-------------------------------------------------------------------------------
------------------

OPERATING ACTIVITIES
  Net income (loss)                                                    $389

 $122     ($322)
  Adjustments to reconcile to net cash provided by
    operating activities:
      Depreciation and amortization                                     311

  295       287
      Gains on sales of assets                                            -

  (88)        -
      Deferred taxes                                                    127

    7      (161)
      Operational restructuring and asset revaluation costs               -

   -        344
      Other                                                             (76)

   42       106
      Changes in operating assets and liabilities net of
        effects from acquisitions and dispositions:
          Accounts payable, accrued and other liabilities              (173)

  272        50
          Receivables                                                   (59)

 (173)      (55)
          Inventories                                                    17

 (106)       70
          Other                                                         (47)

  122       (60)
-------------------------------------------------------------------------------
------------------
    Net cash provided by operating activities                           489

  493       259

INVESTING ACTIVITIES
  Capital investments
    Operational                                                        (219)

 (151)     (146)
    Strategic                                                          (189)

 (107)     (138)
    Acquisitions and investments                                       (437)

 (146)     (117)
  Purchases of debt securities                                            -

 (139)        -
  Maturities of investments in debt securities                          125

   14         -
  Proceeds from sales of assets                                          28

  162        36
  Other                                                                 (48)

  (71)       60
-------------------------------------------------------------------------------
------------------
  Net cash used in investing activities                               ( 740)

( 438)    ( 305)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                          106

    -       545
  Proceeds from preferred stock issue                                     -

  505         -
  Reduction of long-term debt and other financing liabilities           (22)

 (165)     (469)
  Decrease in short-term borrowings                                     (18)

  (37)      (20)
  Cash dividends paid                                                  (106)

  (71)      (72)
  Other                                                                  22

    2         1
-------------------------------------------------------------------------------
------------------
  Net cash provided by (used in) financing activities                 (  18)

  234     (  15)

CASH AND CASH EQUIVALENTS
  Net increase (decrease)                                             ( 269)

  289     (  61)
  At beginning of year                                                  308

   19        80
-------------------------------------------------------------------------------
------------------

  At end of year                                                      $  39

$ 308     $  19
===============================================================================
==================

See notes beginning on page 36.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

(In the tables, dollars are in millions, except share amounts. Certain amounts have been reclassified to conform to the 1995 presentation.)

-------------------------------------------------------------------------------

NOTE A - ACCOUNTING POLICIES
----------------------------

General
-------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
---------------------------
The accounts of the Company and its majority-owned subsidiaries are included in the consolidated financial statements after eliminating intercompany transactions, profits and losses. The investments in unincorporated joint ventures, which are production facilities without marketing or sales activities, are accounted for on an investment cost basis adjusted for the Company's share of the non-cash production charges of the operation. Investments in associated (20% to 50% owned) companies are carried at cost, adjusted for the Company's equity in their undistributed net income.

Revenue Recognition
-------------------
Revenues are recognized when products are shipped and the title and risk of ownership pass to the customer.

Inventories
-----------
Inventories are stated at the lower of cost or market. Costs of inventories totaling $312 million in 1995 and $309 million in 1994 were determined by the last-in, first-out (LIFO) method. Remaining inventories of $579 million in 1995 and $564 million in 1994 were determined by the average or first-in, first-out (FIFO) methods. If the FIFO method were applied to LIFO inventories, the amount for inventories would increase by $508 million at December 31, 1995, and $454 million at December 31, 1994. Since certain inventories may be sold at various stages of processing, no practical distinction can be made between finished products, in-process products and other materials. Inventories are therefore presented as a single classification.

Depreciation and Amortization
-----------------------------
Depreciation of plant and equipment is recorded on the straight-line method over their estimated useful lives. Improvements to leased properties are amortized generally on the basis of the shorter of the terms of the respective leases or the estimated useful lives of the related facilities.

Environmental Expenditures
--------------------------
The Company's policy is to accrue remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated.

Postemployment Benefits
-----------------------
The expected cost of postemployment benefits is accrued when it becomes probable that such benefits will be paid.

Hedging
-------
The Company designates forward, futures and option contracts and swap agreements to manage market risks resulting from fluctuations in the aluminum, foreign currency and debt markets. These instruments, which are held for purposes other than trading, are effective in minimizing these risks by creating equal and offsetting market exposure. None of these instruments contain multiplier or leverage features. The

NOTE A - ACCOUNTING POLICIES - continued
----------------------------------------

Company is exposed to credit risk if the other parties to these instruments do not perform. The Company closely monitors the creditworthiness of the counterparties and they are expected to fulfill their obligations. Instruments utilized by the Company to manage risks in the foreign currency and debt markets are not material. For contracts that are designated and effective as hedges, unrealized gains and losses are deferred and recorded as a component of the underlying transaction. Realized gains or losses resulting from termination of contracts designated as hedges are deferred as a component of other assets or liabilities until the occurrence of the underlying transaction.

Realized and unrealized gains and losses on contracts that relate to transactions that are no longer probable of occurring are recognized in results currently.

Earnings Per Share
------------------
For 1995, earnings per share equals net income divided by the weighted-average number of common shares and common share equivalents outstanding during the year. The number of common share equivalents outstanding was based on the assumed conversion of the Company's preferred stock ("PRIDES"). For the purpose of this computation, the conversion rate (0.88 per share) of common stock for each share of PRIDES was based on the average market value of the
Company's common stock during the year ($53.56 per share).   For 1994, earnings
per share equals net income, minus PRIDES dividends, divided by the weighted-average number of common shares outstanding during the year. Common share equivalents relating to the PRIDES were not included in 1994 since their effect would have been anti-dilutive. For 1993, earnings per share equals net income divided by the weighted-average number of common shares outstanding during the year.

Statement of Cash Flows
-----------------------
For purposes of the Statement of Cash Flows, all highly liquid, short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents.

New Accounting Rules
--------------------
In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company will adopt the statement in 1996. It is not expected to have a material impact on the Company's financial position or results of operations.

Also in 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. With respect to accounting for its stock options, as permitted under SFAS No. 123, the Company intends to retain the intrinsic value method currently used as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company will provide disclosures in accordance with SFAS No. 123 when the standard is adopted in 1996.


NOTE B - GAINS ON SALES OF ASSETS
---------------------------------

In 1994, the Company completed the sale of Reynolds Australia Metals, Ltd., which held a 40% interest in the Boddington Gold Mine, to a subsidiary of Poseidon Gold Limited, recognizing a pre-tax gain of $63 million. Also in 1994, the Company recorded a pre-tax gain of $25 million on the sale of timberland in the Pacific Northwest.


NOTE C - UNINCORPORATED JOINT VENTURES AND ASSOCIATED COMPANIES
---------------------------------------------------------------

The Company has interests in unincorporated joint ventures that produce alumina and primary aluminum. The investments in these entities consist of the following:

                                                           December 31
                                                      ---------------------
                                                          1995     1994

                                                      ---------------------
    Current assets                                         $67      $71
    Current liabilities                                    (54)     (51)
    Property, plant and equipment and other assets       1,032      624
                                                      ---------------------
    Net investment                                      $1,045     $644
                                                      =====================

The Company also has interests in foreign-based associated companies that produce bauxite, alumina, primary aluminum, hydroelectric power and aluminum cans. The investments in these companies were $241 million and $212 million at December 31, 1995 and 1994, respectively, which includes advances of $46 million and $49 million.

The Company recorded equity income (pre-tax) of $17 million, $24 million and $9 million during 1995, 1994 and 1993, respectively. Summarized financial information related to these entities is as follows:

                                               Years ended December 31
                                             -----------------------------
                                               1995      1994      1993
                                             -----------------------------
Net sales                                      $709      $476      $444
Cost of products sold                           602       410       376
Net income                                       37        33        22

                                                     December 31
                                                ----------------------
                                                   1995        1994
                                                ----------------------
Current assets                                     $533        $367
Non-current assets                                  575         422
Current liabilities                                 384         214
Non-current liabilities                             265         197
Stockholders' equity                                459         378

NOTE D - PROPERTY, PLANT AND EQUIPMENT - AT COST
------------------------------------------------

                                                         December 31
                                                   -----------------------
                                                        1995      1994
                                                   -----------------------
Land, land improvements and mineral properties          $302      $306
Buildings and leasehold improvements                   1,057     1,030
Machinery and equipment                                4,972     4,797
Construction in progress                                 269       175
                                                   -----------------------
                                                      $6,600    $6,308
Less allowances for depreciation and amortization      3,377     3,200
                                                   -----------------------
Net property, plant and equipment                     $3,223    $3,108
                                                   =======================

NOTE E - FINANCING ARRANGEMENTS
-------------------------------

                                                          December 31
                                                    ------------------------
                                                        1995        1994
                                                    ------------------------
Public debt securities:
  Medium-term notes                                   $1,046        $976
  6-5/8% amortizing notes                                284         284
  9% debentures due 2003                                 100         100
  9-3/8% debentures due 1999                             100         100
  Industrial and environmental control revenue bonds     242         220
Other issues:
  Bank credit agreement                                  150         150
  Mortgages and other notes payable                       32          36
                                                    ------------------------
                                                       1,954       1,866
Amounts due within one year                              101          18
                                                    ------------------------
Long-term debt                                        $1,853      $1,848
                                                    ========================

Maturities of long-term debt at December 31, 1995 were $101 million in 1996, $72 million in 1997, $292 million in 1998, $197 million in 1999, $155 million in 2000 and $1,137 million from 2001 to 2025. Interest paid amounted to $172 million, $152 million and $159 million during 1995, 1994 and 1993, respectively, net of interest capitalized of $7 million, $5 million and $8 million.

The Company has on file a shelf registration to issue up to $1.65 billion of debt securities. The medium-term notes, 9% debentures and 9-3/8% debentures were issued under the shelf registration. The medium-term notes bear interest at an average fixed rate of 8.8% and have maturities ranging from 1996 to 2013.

At December 31, 1995, $150 million of debt securities remained unissued under the shelf registration.

The 6-5/8% amortizing notes were issued at a discount (99.48%) and have an effective interest rate of 6.7%. The notes require annual principal repayments of $57 million each year between 1998 and 2002.

Industrial and environmental control revenue bonds consist principally of variable-rate debt with interest rates averaging approximately 4.3% at December 31, 1995. These bonds require principal repayment periodically or in a lump sum through 2025. $237 million of these bonds are supported by bank letters of credit.

The bank credit agreement bears interest at a variable rate (6.4% at December 31, 1995) and requires a single repayment in 1998.

The mortgages and other notes payable category consists of fixed-rate debt at an average rate of 6.7% and requires principal repayment through 2009.

The Company has a $500 million revolving credit facility that expires in 2000. No amounts were outstanding under the facility at December 31, 1995. The Company pays a commitment fee of .125% per year on the unused portion of the facility.

NOTE E - FINANCING ARRANGEMENTS - continued
-------------------------------------------

The Company designates interest rate swap agreements to manage a portion of its exposure to interest rate fluctuations after considering outstanding levels of variable-rate and fixed-rate debt. The differential to be paid or received under these agreements as interest rates change is accrued and recognized as an adjustment of interest expense. The fair values of the swap agreements (which at the end of 1995 and 1994 were not material) are not recognized in the financial statements. At December 31, 1995, the Company had $742 million of interest rate swap agreements (1994 - $742 million), which effectively convert a portion of its debt (principally medium-term notes) from fixed-rate to variable-rate. Under these agreements, payments are received based on a fixed rate (4.9%) and made based on a variable rate (5.6% at December 31, 1995). These agreements mature in 1996 ($517 million, including $317 million in January), 1997 ($125 million) and 1998 ($100 million). The Company also had $175 million of interest rate swap agreements (1994 - $175 million), which effectively convert a portion of its debt (principally the bank credit agreement and industrial and environmental control revenue bonds) from variable-rate to fixed-rate. Under these agreements, payments are received based on a variable rate (5.9% at December 31, 1995) and made based on a fixed rate (6.0%). These agreements mature in 1998. The variable rates in the Company's interest rate swap agreements are based on the London Interbank Offer Rate.

Certain of the Company's financing arrangements contain restrictions that primarily consist of requirements to maintain specified financial ratios. These restrictions do not inhibit operations or the use of fixed assets. At December 31, 1995, the Company exceeded all such requirements.

The fair value of the Company's long-term debt (determined based on discounted cash flows) was approximately $2.1 billion at the end of 1995 and approximately equal to book value at the end of 1994.

Short-term borrowings included in current liabilities represent notes payable to banks. The weighted-average interest rate on these debt instruments was 7.0% and 7.6% at December 31, 1995 and 1994, respectively.


NOTE F - STOCKHOLDERS' EQUITY
-----------------------------

Preferred stock
---------------
The Company has 21,000,000 shares of preferred stock authorized of which 2,000,000 shares have been designated Series A Junior Participating Preferred and 11,000,000 have been designated 7% PRIDES(SM), Convertible Preferred Stock.

The Company has 11,000,000 shares of 7% PRIDES outstanding ($47.25 stated value). The PRIDES mature on December 31, 1997, at which time they mandatorily convert into shares of the Company's common stock on a one-for-one basis. Dividends are cumulative from the date of issuance and are payable quarterly in arrears. Holders may convert each share of PRIDES into .82 of a share of common stock (to be adjusted under certain circumstances) at any time prior to December 31, 1997. The Company has the option of redeeming the PRIDES at any time on or after December 31, 1996, for common stock having a fair market value equal to the issue price plus accrued dividends plus a small premium. The redemption price will in no event be less than .82 of a share of common stock per share of PRIDES. The holders of shares of PRIDES have the right to vote with the holders of common stock in the election of Directors and on each matter coming before any meeting of the holders of common stock on the basis of 4/5 of a vote for each share of PRIDES. Dividends declared were $3.31and $3.10 per share in 1995 and 1994, respectively.

NOTE F - STOCKHOLDERS' EQUITY - continued
-----------------------------------------

Common stock
------------

                                                       Shares         Amount
                                                 -----------------------------
Authorized, without par value                       200,000,000
Outstanding:
  At beginning of 1993                               59,760,219         $750
  Shares issued under employee benefit plans:
    1993                                                728,644           34
    1994                                              1,679,792           86
    1995                                              1,429,822           71
                                                 -----------------------------
  At end of 1995                                     63,598,477         $941
                                                 =============================

The Company filed a registration statement in late 1993 relating to the contribution, through December 31, 1995, of up to 3 million shares of common stock to one or more of its pension plans. Contributions were made totaling
0.6 million shares (valued at $28 million) in 1993, 1.5 million shares (valued at $77 million) in 1994 and 0.9 million shares (valued at $45 million) in 1995.

Cash dividends declared
-----------------------
                                                 1995        1994       1993
                                             ----------------------------------
7% PRIDES                                         $36         $34          -
Common stock                                       77          62        $72
                                             ----------------------------------
                                                 $113         $96        $72
                                             ==================================

Stock option plan
-----------------
The Company has a non-qualified stock option plan under which stock options may be granted to key employees at a price equal to the fair market value at the date of grant. Transactions involving the plan were as follows:

                                        1995           1994           1993
                                  ---------------------------------------------
Outstanding January 1                4,404,054      3,755,806      3,138,856
Granted                                755,400        727,950        673,100
Cancelled                              (26,225)       (24,650)       (33,250)
Exercised                             (453,509)       (55,052)       (22,900)
                                  ---------------------------------------------
Outstanding at December 31           4,679,720      4,404,054      3,755,806
                                  =============================================
Exercisable at December 31           3,931,370      3,681,204      3,084,356
                                  =============================================
Options available for grant            520,025      1,259,500      1,978,150
                                  =============================================
Weighted-average prices:
  Granted                               $51.50         $45.38         $45.50
  Exercised                              42.75          31.00          35.25
  Outstanding at December 31             51.50          50.75          51.50
  Exercisable at December 31             51.50          51.75          52.75


NOTE F - STOCKHOLDERS' EQUITY - continued
-----------------------------------------

Shareholder rights plan
-----------------------
Each share of the Company's common stock has one right attached. The rights trade with the common stock and are exercisable only if a person or group buys 20% or more of the Company's common stock, or announces a tender offer for 30% or more of the outstanding common stock. When exercisable, each right will entitle a holder to buy one-hundredth of one share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $125.

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

Cumulative currency translation adjustments
-------------------------------------------
                                                 1995      1994       1993
                                              -------------------------------
At beginning of year                             $(43)     $(50)      $(2)
Currency translation adjustments                   23         7       (49)
Income taxes                                       (2)        -         1
                                              -------------------------------
At end of year                                   $(22)     $(43)     $(50)
                                              ===============================

NOTE G - POSTRETIREMENT BENEFITS
--------------------------------

Pensions
--------
The Company has several noncontributory defined benefit pension plans covering substantially all employees. Plans covering salaried employees provide pension benefits that are based on a formula which considers length of service and earnings during years of service. Plans covering hourly employees generally provide a specific amount of benefits for each year of service.

Net pension costs were as follows:

                                               1995     1994       1993
                                           -------------------------------
Service cost                                    $27      $32        $27
Interest cost                                   133      127        117
Actual return on plan assets                   (308)       3       (163)
Net amortization and deferrals                  192      (92)        84
Other                                            12       12         10
                                           -------------------------------
Total                                           $56      $82        $75
                                           ===============================

NOTE G - POSTRETIREMENT BENEFITS - continued
--------------------------------------------

Assumptions used in accounting for the principal pension plans were as follows:

                                                     1995      1994      1993
                                                   ----------------------------
Discount rate                                        7.25%     8.75%     7.5%
Approximate weighted-average rate of increase in
  compensation levels (salaried plan only)           4.5%      4.5%      4.5%
Expected long-term rate of return on assets          9.25%     9.25%     9.25%

The following table sets forth information on the principal pension plans:

                                                                December 31
                                                              1995       1994
                                                          ---------------------
Actuarial present value of pension benefit obligation:
  Vested                                                     $1,546    $1,286
  Nonvested                                                     177       160
                                                          ---------------------
  Accumulated                                                $1,723    $1,446
                                                          =====================
  Projected                                                  $1,858    $1,539
Plan assets at fair value                                     1,692     1,346
                                                          ---------------------

Plan assets less than pension benefit obligation                166       193

Items not yet recognized:
  Unrecognized net loss                                        (271)     (181)
  Unamortized plan change benefits                              (98)      (96)
  Recognition of minimum liability                              151       104
                                                          ---------------------
Net pension (asset) liability                                  $(52)      $20
                                                          =====================

The increase in the accumulated benefit obligation in 1995 was due to the reduction in the discount rate.

Reflected in the Company's balance sheet is the additional minimum liability relative to its underfunded plans in the amount of $151 million in 1995 ($104 million in 1994). A corresponding amount was recognized as an intangible asset, to the extent it does not exceed unamortized plan change benefits, while the excess, net of tax, has been charged to stockholders' equity.

The Company plans to make contributions totaling approximately $200 million to its pension plans between 1996 and 1998. The timing and ultimate level of the contributions will depend upon conditions in the securities markets and the overall business environment. Cash for the fundings is expected to be generated from operations. If there are no significant plan changes and/or deviations in actuarial assumptions, this funding level will provide for a fully funded accumulated benefit obligation by 1998. The Company contributed $127 million (including 0.9 million shares of common stock valued at $45 million) in 1995 and $122 million (including 1.5 million shares of common stock valued at $77 million) in 1994.

At December 31, 1995, approximately 62% of the plans' assets were invested in corporate equity securities (including 1.8 million shares of common stock of the Company with a market value of $102 million), 18% in corporate bonds, 16% in government debt securities and cash equivalents and 4% in real estate. Dividends paid on common shares of the Company held by the plans during 1995 totaled $3 million.

NOTE G - POSTRETIREMENT BENEFITS - continued
--------------------------------------------

Other postretirement benefits
-----------------------------

The Company provides health care and life insurance benefits to most domestic retired employees. Substantially all of the Company's domestic employees may become eligible for these benefits if they reach retirement age while working for the Company. The Company's policy is to fund the cost of these benefits when actual expenses are incurred.

The Company's accumulated postretirement benefit obligation was comprised of the following:

                                                          December 31
                                                     --------------------
                                                         1995     1994
                                                     --------------------
Retirees                                                 $694     $717
Active employees fully eligible                            71       55
Active employees not fully eligible                       165      140
Unamortized plan change benefits                          178      189
Unrecognized net loss                                     (46)     (21)
                                                     --------------------
Total                                                  $1,062   $1,080
                                                     ====================

Net periodic postretirement benefit cost was:

                                         1995        1994         1993
                                      ------------------------------------

Service cost                               $6          $8           $9
Interest cost                              74          74           74
Net amortization                          (19)        (16)         (14)
                                      ------------------------------------
Total                                     $61         $66          $69
                                      ====================================

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 7% for 1996 (10% in 1995 and 11% in 1994) and is assumed to decrease gradually to 5% for 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, each one percentage point change in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation as of December 31, 1995, by approximately $61 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 by approximately $4 million.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1995, and 8.75% at December 31, 1994. The effect of the reduction in the discount rate in 1995 was partially offset by a reduction in the health care cost trend rate.


NOTE H - TAXES ON INCOME
------------------------

At December 31, 1995, the Company had various U.S. and German income tax carryforward benefits of $37 million that expire primarily between 1998 and 2010 and $132 million that can be carried forward indefinitely. The Company has deferred tax assets primarily relating to certain state operating loss carryforwards, and foreign entities of approximately $45 million against which a full valuation reserve has been recorded. The Company is continuing to evaluate alternatives that may result in the ultimate realization of a portion of these assets.

NOTE H - TAXES ON INCOME - continued
------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1995, the Company had $902 million (1994 - $976 million) of deferred tax assets and $759 million (1994 - $717 million) of deferred tax liabilities that have been netted with respect to tax jurisdictions for presentation purposes. The significant components of these amounts as shown on the balance sheet were as follows:

                                                                     1995

         1994

------------------------------------------
                                                                Asset
Liability    Asset   Liability

------------------------------------------

Retiree health benefits                                          $415         -

     $414          -
Tax carryforward benefits                                         213
$(1)       207       $(61)
Environmental and restructuring costs                             121
(2)       142         (3)
Other                                                              44        39

       69         17
Tax over book depreciation                                       (369)      200

     (341)       230
Valuation reserve relating to tax carryforward benefits           (45)        -

      (49)         -

------------------------------------------
Total deferred tax assets and liabilities                         379       236

      442        183

Amount included as current in balance sheet                         3         -

       16          -

------------------------------------------
Noncurrent deferred tax assets and liabilities                   $376      $236

     $426       $183

==========================================


The significant components of the provision for income taxes were as follows:



1995      1994       1993

--------------------------------

Current:
  Federal
$10       $30       $(55)
  Foreign
10        15         14
  State
3         1          4

--------------------------------
  Total current
23        46        (37)

--------------------------------
Deferred:
  Federal
66       (13)       (99)
  Foreign
62        32        (33)
  State
-        (8)       (29)

--------------------------------
  Total deferred
128        11       (161)

--------------------------------
Equity income
8        11          5

--------------------------------
Total
$159       $68      $(193)

================================

The deferred tax provision included state and foreign operating loss carryforward benefits of $9 million.

The Company has not provided taxes on the undistributed earnings ($992 million) of foreign subsidiaries. It is the intent of the Company to use such earnings to finance foreign expansion, reduce foreign debt, or support foreign operating requirements.

NOTE H  - TAXES ON INCOME - continued
-------------------------------------

The Company's effective income tax rate varied from the U.S. statutory rate as follows:

                                                  1995     1994     1993
                                               -----------------------------
U.S. rate                                          35%      35%     (35)%
Income taxed at other than the U.S. rate           (5)       2        3
Percentage depletion                               (1)      (3)      (1)
State income taxes and other                        -        2       (4)
                                               -----------------------------
Effective rate                                     29%      36%     (37)%
                                               =============================

In 1995, income taxed at other than the U.S. rate includes a non-recurring foreign tax benefit of 3%.

Net income taxes paid (refunded) were $56 million, ($17 million) and $6 million in 1995, 1994 and 1993, respectively.


NOTE I - CONTINGENT LIABILITIES AND COMMITMENTS
-----------------------------------------------

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

In order to ensure an adequate supply of certain raw material requirements, the Company has committed to pay its proportionate share of annual production charges (including debt service) relating to its interests in an unincorporated joint venture and certain associated companies. These arrangements include minimum commitments of approximately $37 million annually through 2000 and additional amounts thereafter which together, at present value, total $159 million at December 31, 1995, after excluding interest of $25 million and variable operating costs of the facilities. During 1995, approximately $154 million (1994 - $190 million; 1993 - $195 million) of raw materials were purchased under these arrangements.

Certain items of property, plant and equipment are leased under long-term operating leases. Lease expense was approximately $46 million per year for the years 1993 to 1995. Lease commitments at December 31, 1995, were approximately $83 million. Leases covering major items contain renewal and/or purchase options that may be exercised.


NOTE J - ENVIRONMENTAL EXPENDITURES
-----------------------------------

The Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party (PRP), with others, at various Environmental Protection Agency designated Superfund sites. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also use external consultants, and consider, when available, estimates by other PRP's and governmental agencies and information regarding the financial viability of other PRP's. Based on information currently available, the Company believes it is unlikely that it will incur substantial additional costs as a result of failure by other PRP's to satisfy their responsibilities for remediation costs.


NOTE J - ENVIRONMENTAL EXPENDITURES - continued
-----------------------------------------------

Amounts have been recorded which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1995, $242 million for estimated environmental remediation costs had been accrued. Expenditures relating to costs currently accrued are expected to be made over the next 15 to 20 years with the majority to be spent by the year 2000. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise. It is not possible to predict the amount or timing of future costs of environmental remediation which may subsequently be determined. Based on information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to results of operations in a future period.


NOTE K - OPERATIONAL RESTRUCTURING AND ASSET REVALUATION COSTS
--------------------------------------------------------------

The Company recorded $348 million in 1993 for operational restructuring and asset revaluation costs. These charges related primarily to the Company's plans to discontinue the manufacture of various sheet products in Illinois and extruded shapes in Kentucky. The components of these charges were as follows:


Asset revaluation                                         $189
Pension, health care and early retirement costs            116
Other operational restructuring costs                       43
                                                        --------
Total                                                     $348
                                                        ========

Substantially all of the restructuring activities for which costs were accrued have been completed and future cash requirements are not expected to be material.


NOTE L - COMPANY OPERATIONS

The Company serves global markets as a supplier and recycler of aluminum and other products, with its core business being as a vertically integrated producer of a wide variety of value-added aluminum products. The Company produces alumina, carbon products and primary and reclaimed aluminum, principally to supply the needs of its fabricating operations. These fabricating operations produce aluminum foil, sheet, plate, cans, extruded products (including heat exchanger tubing, drive shafts, bumpers and window systems), flexible packaging and wheels, among other items. The Company also produces a broad range of plastic products, including film, bags, containers and lids, for consumer products, foodservice and packaging uses. The Company markets an extensive line of consumer products under the Reynolds brand name, including the well-known Reynolds Wrap aluminum foil. The Company's principal markets for its products are the aluminum beverage can, packaging, consumer products, transportation, and building and construction markets. The Company also is engaged in the distribution of aluminum and stainless steel and other nonaluminum industrial products to a variety of markets.

Primary aluminum is an internationally traded commodity. The price of primary aluminum is subject to worldwide market forces of supply and demand. Prices can be volatile and fluctuations influence the Company's financial results. The world market is still recovering from a serious supply-demand imbalance that began in the early 1990s, and there may be periods of marked short-term price volatility. The Company's strategy of being a vertically integrated producer of value-added aluminum products reduces, but does not eliminate its exposure to these fluctuations. The Company manages its exposure

NOTE L - COMPANY OPERATIONS - continued
---------------------------------------

to these fluctuations, after giving consideration to market conditions, sale and purchase transactions, overall business strategies and other factors that affect the Company's risk profile, with contractual arrangements including fixed-price sales contracts, fixed-price supply contracts, and forward, futures and option contracts. Through these activities the Company balances its risk profile consistent with management's operational strategies. In addition to the aluminum price risk, the Company is exposed to general financial, political, economic and business risks in connection with its worldwide operations. The Company continues to evaluate and manage its operations in a manner to mitigate the effects from exposure to such risks.

In order to more fully describe the nature of its operations and to supplement the foregoing, the Company has separated its vertically integrated operations into two groups referred to as Finished Products and Other Sales, and Production and Processing. Summarized financial information relating to the Company's operations and investments is as follows:

---------------------------------------



                                             Domestic
Canada
                                   -----------------------------
---------------------------
GEOGRAPHIC DATA                       1995     1994       1993          1995

1994    1993
                                   -----------------------------
---------------------------

Products and services sold
  Customers                         $5,524   $4,506     $3,966          $529

$375    $294
  Transfers between areas              484      404        283           726

 576     508
                                   ----------------------------
---------------------------
Total products and services sold    $6,008   $4,910     $4,249        $1,255

$951   $ 802
                                   ============================
===========================

Operating profit (loss)               $230      $27       $(19)         $351

$133     $(7)
Equity in income of companies
  not consolidated                                                         8

   9       8
Interest and other income               19       45          6             2

   2       -
Interest expense                      (129)    (117)      (116)          (31)

 (28)    (23)

                                   ----------------------------
---------------------------

Income (loss) before income taxes     $120     $(45)     $(129)         $330

$116    $(22)
                                   ============================
===========================
Identifiable assets                 $4,360   $4,578     $3,991        $1,326
$1,288   $1,216

-------------------------------------------------------------------------------
----------------

                                                             Finished products
and Other Sales

---------------------------------
OPERATING DATA                                                         1995
1994    1993

---------------------------------
Products and services sold
  Customers                                                          $3,535
$3,040  $2,528
  Internal transfers                                                      9

 4       2

---------------------------------
Total products and services sold                                     $3,544
$3,044  $2,530

=================================

Operating profit (loss)                                                $232
$256    $146
Equity in income of companies not consolidated                           14

22       7
Interest and other income
Interest expense

Income (loss) before income taxes



Operating profit (loss) includes depreciation and amortization of       $94
$86     $71

Identifiable assets                                                  $1,558
$1,452  $1,253


Capital investments                                                    $157
$183    $183




 Other Foreign (principally Europe)            Eliminations, etc.

   Consolidated
------------------------------------    --------------------------------
-----------------------------
   1995        1994         1993           1995      1994     1993
1995      1994      1993
------------------------------------    --------------------------------
-----------------------------

  $1,160       $998       $1,009
$7,213    $5,879    $5,269
     176        178          161         $(1,386)    $(1,158)    $(952)
------------------------------------    --------------------------------
-----------------------------
  $1,336     $1,176       $1,170         $(1,386)    $(1,158)    $(952)
$7,213    $5,879    $5,269
====================================    ================================
=============================


     $87        $63          $(5)            $13        $(11)    $(350)
$681      $212     $(381)

      17         23            9              (8)         (9)       (8)

17        23         9
       6         67           10              (5)         (3)        -

22       111        16
     (17)       (14)         (20)              5           3         -
(172)     (156)     (159)
------------------------------------    --------------------------------
-----------------------------

     $93       $139          $(6)             $5        $(20)    $(358)
$548      $190     $(515)
====================================    ================================
=============================

    $981       $975         $748           $(213)      $(236)     $(79)
$6,454    $6,605    $5,876

-------------------------------------------------------------------------------
--------------------------


      Production and Processing                 Eliminations, etc.

   Consolidated
------------------------------------    --------------------------------
-----------------------------
    1995      1994         1993             1995        1994      1993
1995      1994      1993
------------------------------------    --------------------------------
-----------------------------

  $3,678     $2,839       $2,741
$7,213    $5,879    $5,269
     809        706          660           $(818)      $(710)    $(662)
------------------------------------    --------------------------------
-----------------------------

  $4,487     $3,545       $3,401           $(818)      $(710)    $(662)
$7,213    $5,879    $5,269
------------------------------------    --------------------------------
-----------------------------


    $492         $2        $(188)           $(43)       $(46)    $(339)
$681      $212     $(381)
      11         10           10              (8)         (9)       (8)

17        23         9


22       111        16

(172)     (156)     (159)

-----------------------------


$548      $190     $(515)

=============================


     $217      $209         $216
$311      $295      $287

   $4,121    $3,963       $3,686            $(83)       $(84)     $(15)
$5,596    $5,331    $4,924


     $688      $221         $218
$845      $404      $401


--------------------------------------

Approximately 33% of products transferred between operating areas are reflected at cost-related prices. The remaining transfers between operating areas and transfers between Canada, other foreign and domestic areas are reflected at market-related prices.

Operating profit is after allocation of selling, administrative and general expenses. It does not reflect interest expense or other items of income or expense considered to be general corporate in nature.

The Company had investments in, and advances to, associated companies and unincorporated joint ventures not consolidated amounting to $1,286 million, $856 million and $833 million at the end of 1995, 1994 and 1993, respectively. These investments and advances relate principally to Australian and Canadian entities in the Production and Processing operating area. Corporate assets of $858 million, $1,274 million and $952 million at the end of 1995, 1994 and 1993, respectively, consist principally of cash, investments, deferred taxes and other assets.

Research and development expenditures were $43 million in 1995, $38 million in 1994 and $36 million in 1993.


NOTE M - CANADIAN REYNOLDS METALS COMPANY, LIMITED
--------------------------------------------------

Financial statements and financial statement schedules for Canadian Reynolds Metals Company, Limited, whose name was changed to Reynolds Aluminum Company of Canada, Ltd. effective January 1, 1996, have been omitted because the securities it has registered under the Securities Act of 1933 (thus subjecting it to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934) are fully and unconditionally guaranteed by Reynolds Metals Company. Financial information relating to Canadian Reynolds Metals Company, Limited is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the footnotes to the financial statements of Reynolds Metals Company. Summarized financial information is as follows:

                                               Years ended December 31
                                         ---------------------------------
                                              1995      1994      1993
                                         ---------------------------------
Net Sales:
  Customers                                   $522      $373      $294
  Parent company                               619       498       377
                                         ---------------------------------
                                             1,141       871       671

Cost of products sold                          849       755       666

Net income (loss)                             $188       $50      $(36)



                                           December 31
                                      ---------------------
                                         1995      1994
                                      ---------------------
Current assets                           $221      $238
Noncurrent assets                       1,407     1,015
Current liabilities                      (199)      (83)
Noncurrent liabilities                   (632)     (564)

                                          Quarterly Results of Operations
(Unaudited)

                                            (In millions, except per share
amounts)




                                                    1995

                 1994
                                 ----------------------------------------
---------------------------------------------
Quarter                              1st       2nd        3rd      4th

 1st         2nd        3rd        4th
                                 ----------------------------------------
---------------------------------------------
Net sales                          $1,651    $1,864     $1,841   $1,857
$1,254      $1,455     $1,531     $1,639

Gross profit                          259       304        307      272

   88         145        158        210

Net income (loss)                     $82      $111       $112      $84

 $(21)        $12        $62        $69
                                 ========================================
=============================================

Net income (loss) per share         $1.13     $1.51      $1.56    $1.15
$(0.46)      $0.05      $0.86      $0.97




_________________________________


Gross profit is net sales minus cost of products sold (including manufacturing depreciation). Net income (loss) for 1994 includes a gain of $41 million in the third quarter from the sale of Reynolds Australia Metals, Ltd. and a gain of $16 million in the fourth quarter from the sale of timberland in the Pacific
Northwest.


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS








Stockholders and Board of Directors
Reynolds Metals Company

We have audited the accompanying consolidated balance sheets of Reynolds Metals Company as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reynolds Metals Company at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Ernst & Young LLP


Richmond, Virginia
February 16, 1996



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                  PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning the directors and nominees for directorship, see the information under the caption "Item 1. Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 17, 1996, which information is incorporated herein by reference.

Information concerning executive officers of the Registrant is shown in Part I
- Item 4A of this report.


Item 11.  EXECUTIVE COMPENSATION

For information required by this item, see the information under the captions "Item 1. Election of Directors - Board Compensation and Benefits", "Item 1. Election of Directors - Other Compensation", and "Executive Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 17, 1996, which information is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information required by this item, see the information under the caption "Beneficial Ownership of Securities" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 17, 1996, which information (other than that appearing under the caption "Beneficial Ownership of Securities - Stock Ownership Guidelines") is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information required by this item, see the information under the captions "Item 1. Election of Directors - Other Compensation", "Executive Compensation
- Pension Plan Table" and "Executive Compensation - Certain Arrangements" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 17, 1996, which information is incorporated herein by reference.


                                 PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The consolidated financial statements and exhibits listed below are filed as a part of this report.

     (1)  Consolidated Financial Statements:                              Page
                                                                          ----
          Consolidated statement of income and retained earnings -
          Years ended December 31, 1995, 1994 and 1993.                    33

          Consolidated balance sheet - December 31, 1995 and 1994.         34

          Consolidated statement of cash flows - Years ended
          December 31, 1995, 1994 and 1993.                                35

          Notes to consolidated financial statements.                      36

          Report of Ernst & Young LLP, Independent Auditors.               53

     (2)  Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required, are inapplicable or the required information has otherwise been given.

          Individual financial statements of Reynolds Metals Company have been omitted because the restricted net assets (as defined in Accounting Series Release 302) of all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not exceed 25% of the consolidated net assets shown in the consolidated balance sheet as of December 31, 1995.

          Financial statements of all associated companies (20% to 50% owned) have been omitted because no associated company is individually significant.

     (3)  Exhibits

          EXHIBIT 2      -    None

       *  EXHIBIT 3.1    -    Restated Certificate of Incorporation, as amended
                              to the date hereof.  (Registration Statement No.
                              33-00929 on Form S-8, dated February 14, 1996,
                              EXHIBIT 4.1)

       *  EXHIBIT 3.2    -    By-Laws, as amended to the date hereof.  (File
                              No. 1-1430, Form 10-Q Report for the Quarter
                              Ended June 30, 1995, EXHIBIT 3.2)

          EXHIBIT 4.1    -    Restated Certificate of Incorporation.  See
                              EXHIBIT 3.1.

          EXHIBIT 4.2    -    By-Laws.  See EXHIBIT 3.2.

___________________________
*Incorporated by reference.

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

       *  EXHIBIT 4.8    -    Form of Fixed Rate Medium-Term Note.
                              (Registration Statement No. 33-30882 on Form S-3, dated August 31, 1989, EXHIBIT 4.3)

       *  EXHIBIT 4.9    -    Form of Floating Rate Medium-Term Note.
                              (Registration Statement No. 33-30882 on Form S-3, dated August 31, 1989, EXHIBIT 4.4)

       *  EXHIBIT 4.10   -    Form of Book-Entry Fixed Rate Medium-Term Note.
                              (File No. 1-1430, 1991 Form 10-K Report, EXHIBIT
                              4.15)

       *  EXHIBIT 4.11   -    Form of Book-Entry Floating Rate Medium-Term
                              Note.  (File No. 1-1430, 1991 Form 10-K Report,
                              EXHIBIT 4.16)

       *  EXHIBIT 4.12   -    Form of 9% Debenture due August 15, 2003.  (File
                              No. 1-1430, Form 8-K Report dated August 16,
                              1991, Exhibit 4(a))

          EXHIBIT 4.13   -    Articles of Continuance of Societe d'Aluminium
                              Reynolds du Canada, Ltee/Reynolds Aluminum
                              Company of Canada, Ltd. (formerly known as
                              Canadian Reynolds Metals Company, Limited --
                              Societe Canadienne de Metaux Reynolds, Limitee)
                              ("REYCAN"), as amended to the date hereof

          EXHIBIT 4.14   -    By-Laws of REYCAN, as amended to the date hereof

          EXHIBIT 4.15   -    Articles of Incorporation of Societe Canadienne
                              de Metaux Reynolds, Ltee/Canadian Reynolds Metals
                              Company, Ltd. ("CRM"), as amended to the date hereof

___________________________
*Incorporated by reference.


          EXHIBIT 4.16   -    By-Laws of CRM, as amended to the date hereof

       *  EXHIBIT 4.17   -    Indenture dated as of April 1, 1993 among REYCAN,
                              Reynolds Metals Company and The Bank of New York, as Trustee. (File No. 1-1430, Form 8-K Report dated July 14, 1993, EXHIBIT 4(a))

          EXHIBIT 4.18   -    First Supplemental Indenture, dated as of
                              December 18, 1995 among REYCAN, Reynolds Metals
                              Company, CRM and The Bank of New York, as Trustee

       *  EXHIBIT 4.19   -    Form of 6-5/8% Guaranteed Amortizing Note due
                              July 15, 2002. (File No. 1-1430, Form 8-K Report dated July 14, 1993, EXHIBIT 4(d))

          EXHIBIT 9      -    None

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

     #*   EXHIBIT 10.5   -    Agreement dated December 9, 1987 between Reynolds
                              Metals Company and Jeremiah J. Sheehan.  (File
                              No. 1-1430, 1987 Form 10-K Report, EXHIBIT 10.9)

     #*   EXHIBIT 10.6   -    Supplemental Death Benefit Plan for Officers.
                              (File No. 1-1430, 1986 Form 10-K Report, EXHIBIT
                              10.8)

     #*   EXHIBIT 10.7   -    Financial Counseling Assistance Plan for
                              Officers.  (File No. 1-1430, 1987 Form 10-K
                              Report, EXHIBIT 10.11)

     #*   EXHIBIT 10.8   -    Management Incentive Deferral Plan.  (File No.
                              1-1430, 1987 Form 10-K Report, EXHIBIT 10.12)

     #*   EXHIBIT 10.9    -   Deferred Compensation Plan for Outside Directors
                              as Amended and Restated Effective December 1,
                              1993.  (File No. 1-1430, 1993 Form 10-K Report,
                              EXHIBIT 10.12)

_______________________________
*    Incorporated by reference.
# Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

     #*   EXHIBIT 10.10  -    Retirement Plan for Outside Directors. (File No.
                              1-1430, 1986 Form 10-K Report, EXHIBIT 10.10)

     #*   EXHIBIT 10.11  -    Death Benefit Plan for Outside Directors. (File
                              No. 1-1430, 1986 Form 10-K Report, EXHIBIT 10.11)

     #*   EXHIBIT 10.12  -    Form of Indemnification Agreement for Directors
                              and Officers. (File No. 1-1430, Form 8-K Report dated April 29, 1987, EXHIBIT 28.3)

     #*   EXHIBIT 10.13  -    Form of Executive Severance Agreement between
                              Reynolds Metals Company and key executive personnel, including each of the individuals listed in Item 4A hereof. (File No. 1-1430, 1987
                              Form 10-K Report, EXHIBIT 10.18)

     #*   EXHIBIT 10.14  -    Amendment to Reynolds Metals Company 1987
                              Nonqualified Stock Option Plan effective May 20,
                              1988.  (File No. 1-1430, Form 10-Q Report for the
                              Quarter Ended June 30, 1988, EXHIBIT 19(a))

     #*   EXHIBIT 10.15  -    Amendment to Reynolds Metals Company 1987
                              Nonqualified Stock Option Plan effective October
                              21, 1988. (File No. 1-1430, Form 10-Q Report for the Quarter Ended September 30, 1988, EXHIBIT
                              19(a))

     #*   EXHIBIT 10.16  -    Amendment to Reynolds Metals Company 1987
                              Nonqualified Stock Option Plan effective January
                              1, 1987.  (File No. 1-1430, 1988 Form 10-K
                              Report, EXHIBIT 10.22)

     #*   EXHIBIT 10.17  -    Form of Stock Option and Stock Appreciation Right
                              Agreement, as approved February 16, 1990 by the Compensation Committee of the Company's Board of
                              Directors.  (File No. 1-1430, 1989 Form 10-K
                              Report, EXHIBIT 10.24)

     #*   EXHIBIT 10.18  -    Amendment to Reynolds Metals Company 1982
                              Nonqualified Stock Option Plan effective January
                              18, 1991.  (File No. 1-1430, 1990 Form 10-K
                              Report, EXHIBIT 10.25)

     #*   EXHIBIT 10.19  -    Amendment to Reynolds Metals Company 1987
                              Nonqualified Stock Option Plan effective January
                              18, 1991.  (File No. 1-1430, 1990 Form 10-K
                              Report, EXHIBIT 10.26)

     #*   EXHIBIT 10.20  -    Letter Agreement dated January 18, 1991 between
                              Reynolds Metals Company and William O. Bourke.
                              (File No. 1-1430, 1990 Form 10-K Report, EXHIBIT
                              10.27)

     #*   EXHIBIT 10.21  -    Form of Stock Option Agreement, as approved April
                              22, 1992 by the Compensation Committee of the Company's Board of Directors. (File No. 1-1430,
                              Form 10-Q Report for the Quarter Ended March 31,
                              1992, EXHIBIT 28(a))

____________________________
*    Incorporated by reference.
# Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.


     #*   EXHIBIT 10.22  -    Consulting Agreement dated May 1, 1992 between
                              Reynolds Metals Company and William O. Bourke.
                              (File No. 1-1430, Form 10-Q Report for the
                              Quarter Ended March 31, 1992, EXHIBIT 28(b))

     #*   EXHIBIT 10.23  -    Renewal dated February 18, 1994 of Consulting
                              Agreement dated May 1, 1992 between Reynolds
                              Metals Company and William O. Bourke.  (File No.
                              1-1430, 1993 Form 10-K Report, EXHIBIT 10.28)

     #*   EXHIBIT 10.24  -    Reynolds Metals Company Restricted Stock Plan for
                              Outside Directors.  (Registration Statement No.
                              33-53851 on Form S-8, dated May 27, 1994, EXHIBIT
                              4.6)

     #*   EXHIBIT 10.25  -    Reynolds Metals Company New Management Incentive
                              Deferral Plan.  (File No. 1-1430, Form 10-Q
                              Report for the Quarter Ended June 30, 1994,
                              EXHIBIT 10.30)

     #*   EXHIBIT 10.26  -    Reynolds Metals Company Salary Deferral Plan for
                              Executives.  (File No. 1-1430, Form 10-Q Report
                              for the Quarter Ended June 30, 1994, EXHIBIT
                              10.31)

     #*   EXHIBIT 10.27  -    Reynolds Metals Company Supplemental Long Term
                              Disability Plan for Executives.  (File No.
                              1-1430, Form 10-Q Report for the Quarter Ended
                              June 30, 1994, EXHIBIT 10.32)

     #*   EXHIBIT 10.28  -    Amendment to Reynolds Metals Company 1982
                              Nonqualified Stock Option Plan effective August
                              19, 1994.  (File No. 1-1430, Form 10-Q Report for
                              the Quarter Ended September 30, 1994, EXHIBIT
                              10.33)

     #*   EXHIBIT 10.29  -    Amendment to Reynolds Metals Company 1987
                              Nonqualified Stock Option Plan effective August
                              19, 1994.  (File No. 1-1430, Form 10-Q Report for
                              the Quarter Ended September 30, 1994, EXHIBIT
                              10.34)

     #*   EXHIBIT 10.30  -    Amendment to Reynolds Metals Company 1992
                              Nonqualified Stock Option Plan effective August
                              19, 1994.  (File No. 1-1430, Form 10-Q Report for
                              the Quarter Ended September 30, 1994, EXHIBIT
                              10.35)

     #*   EXHIBIT 10.31  -    Amendment to Reynolds Metals Company New
                              Management Incentive Deferral Plan effective
                              January 1, 1995.  (File No. 1-1430, 1994 Form
                              10-K Report, EXHIBIT 10.36)

     #*   EXHIBIT 10.32  -    Amendment to Reynolds Metals Company New
                              Management Incentive Deferral Plan effective
                              January 1, 1995 through December 31, 1996.  (File
                              No. 1-1430, 1994 Form 10-K Report, EXHIBIT 10.37)


____________________________
 *  Incorporated by reference.
 # Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.


     #*   EXHIBIT 10.33  -    Amendment to Reynolds Metals Company Salary
                              Deferral Plan for Executives effective January 1,
                              1995 through December 31, 1996.  (File No.
                              1-1430, 1994 Form 10-K Report, EXHIBIT 10.38)

     #*   EXHIBIT 10.34  -    Form of Split Dollar Life Insurance Agreement
                              (Trustee Owner, Trustee Pays Premiums).  (File
                              No. 1-1430, Form 10-Q Report for the Quarter
                              Ended June 30, 1995, EXHIBIT 10.34)

     #*   EXHIBIT 10.35  -    Form of Split Dollar Life Insurance Agreement
                              (Trustee Owner, Employee Pays Premium).  (File
                              No. 1-1430, Form 10-Q Report for the Quarter
                              Ended June 30, 1995, EXHIBIT 10.35)

     #*   EXHIBIT 10.36  -    Form of Split Dollar Life Insurance Agreement
                              (Employee Owner, Employee Pays Premium).  (File
                              No. 1-1430, Form 10-Q Report for the Quarter
                              Ended June 30, 1995, EXHIBIT 10.36)

     #*   EXHIBIT 10.37  -    Form of Split Dollar Life Insurance Agreement
                              (Third Party Owner, Third Party Pays Premiums).
                              (File No. 1-1430, Form 10-Q Report for the
                              Quarter Ended June 30, 1995, EXHIBIT 10.37)

     #*   EXHIBIT 10.38  -    Form of Split Dollar Life Insurance Agreement
                              (Third Party Owner, Employee Pays Premiums).
                              (File No. 1-1430, Form 10-Q Report for the
                              Quarter Ended June 30, 1995, EXHIBIT 10.38)

          EXHIBIT 11     -    Computation of Earnings Per Share

          EXHIBIT 12     -    Not applicable

          EXHIBIT 13     -    Not applicable

          EXHIBIT 16     -    Not applicable

          EXHIBIT 18     -    None

          EXHIBIT 21     -    List of Subsidiaries of Reynolds Metals Company

          EXHIBIT 22     -    None

          EXHIBIT 23     -    Consent of Independent Auditors

          EXHIBIT 24     -    Powers of Attorney

____________________________
 *  Incorporated by reference.
 # Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.


          EXHIBIT 27     -    Financial Data Schedule

          EXHIBIT 28     -    Not applicable

       Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt of the Company are omitted because such debt does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

  (b)  Reports on Form 8-K

       The Registrant filed no reports on Form 8-K during the fourth quarter of 1995.


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

                                     Date  March 6, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




 By   Henry S. Savedge, Jr.              By   Richard G. Holder
      Henry S. Savedge, Jr., Director         Richard G. Holder, Director
      Executive Vice President and            Chairman of the Board and
      Chief Financial Officer                 Chief Executive Officer
      (Principal Financial Officer)           (Principal Executive Officer)

 Date  March 6, 1996                     Date  March 6, 1996



 By  *Patricia C. Barron                 By  *William O. Bourke
      Patricia C. Barron, Director            William O. Bourke, Director


 Date  March 6, 1996                     Date  March 6, 1996



 By  *John R. Hall                       By  *Robert L. Hintz
      John R. Hall, Director                  Robert L. Hintz, Director


 Date  March 6, 1996                     Date  March 6, 1996



 By  *William H. Joyce                   By  *Mylle Bell Mangum
      William H. Joyce, Director              Mylle Bell Mangum, Director


 Date  March 6, 1996                     Date  March 6, 1996


 By  *D. Larry Moore                     By  Randolph N. Reynolds
      D. Larry Moore, Director               Randolph N. Reynolds, Director


 Date  March 6, 1996                     Date  March 6, 1996



 By  *James M. Ringler                   By  Jeremiah J. Sheehan
      James M. Ringler, Director             Jeremiah J. Sheehan, Director


 Date  March 6, 1996                     Date  March 6, 1996



 By  *Robert J. Vlasic                   By  *Joe B. Wyatt
      Robert J. Vlasic, Director              Joe B. Wyatt, Director


 Date  March 6, 1996                     Date  March 6, 1996



 By   Allen M. Earehart
      Allen M. Earehart,
      Vice President, Controller
      (Principal Accounting Officer)


 Date  March 6, 1996



*By  D. Michael Jones
     D. Michael Jones, Attorney-in-Fact


Date  March 6, 1996



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                       TO

                                   FORM 10-K

                  For the fiscal year ended December 31, 1995

                          Commission File No. 1-1430

                            REYNOLDS METALS COMPANY


                             Attached herewith are
          Exhibits 4.13, 4.14, 4.15, 4.16, 4.18, 11, 21, 23, 24 and 27

                                      INDEX


        EXHIBIT 2      -    None

     *  EXHIBIT 3.1    -    Restated Certificate of Incorporation, as amended
                            to the date hereof.  (Registration Statement No.
                            33-00929 on Form S-8, dated February 14, 1996,
                            EXHIBIT 4.1)

     *  EXHIBIT 3.2    -    By-Laws, as amended to the date hereof.  (File
                            No. 1-1430, Form 10-Q Report for the Quarter Ended
                            June 30, 1995, EXHIBIT 3.2)

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

___________________________
*Incorporated by reference.


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

     *  EXHIBIT 4.8    -    Form of Fixed Rate Medium-Term Note.
                            (Registration Statement No. 33-30882 on Form S-3, dated August 31, 1989, EXHIBIT 4.3)

     *  EXHIBIT 4.9    -    Form of Floating Rate Medium-Term Note.
                            (Registration Statement No. 33-30882 on Form S-3, dated August 31, 1989, EXHIBIT 4.4)

     *  EXHIBIT 4.10   -    Form of Book-Entry Fixed Rate Medium-Term Note.
                            (File No. 1-1430, 1991 Form 10-K Report, EXHIBIT
                            4.15)

     *  EXHIBIT 4.11   -    Form of Book-Entry Floating Rate Medium-Term
                            Note.  (File No. 1-1430, 1991 Form 10-K Report,
                            EXHIBIT 4.16)

     *  EXHIBIT 4.12   -    Form of 9% Debenture due August 15, 2003.  (File
                            No. 1-1430, Form 8-K Report dated August 16, 1991,
                            Exhibit 4(a))

        EXHIBIT 4.13   -    Articles of Continuance of Societe d'Aluminium
                            Reynolds du Canada, Ltee/Reynolds Aluminum Company of Canada, Ltd. (formerly known as Canadian
                            Reynolds Metals Company, Limited -- Societe
                            Canadienne de Metaux Reynolds, Limitee) ("REYCAN"), as amended to the date hereof

        EXHIBIT 4.14   -    By-Laws of REYCAN, as amended to the date hereof

        EXHIBIT 4.15   -    Articles of Incorporation of Societe Canadienne
                            de Metaux Reynolds, Ltee/Canadian Reynolds Metals
                            Company, Ltd. ("CRM"), as amended to the date hereof

        EXHIBIT 4.16   -    By-Laws of CRM, as amended to the date hereof

     *  EXHIBIT 4.17   -    Indenture dated as of April 1, 1993 among REYCAN,
                            Reynolds Metals Company and The Bank of New York, as Trustee. (File No. 1-1430, Form 8-K Report dated July 14, 1993, EXHIBIT 4(a))

        EXHIBIT 4.18   -    First Supplemental Indenture, dated as of
                            December 18, 1995 among REYCAN, Reynolds Metals
                            Company, CRM and The Bank of New York, as Trustee

     *  EXHIBIT 4.19   -    Form of 6-5/8% Guaranteed Amortizing Note due
                            July 15, 2002. (File No. 1-1430, Form 8-K Report dated July 14, 1993, EXHIBIT 4(d))

        EXHIBIT 9      -    None


___________________________
*Incorporated by reference.


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



_______________________________
*    Incorporated by reference.


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

     *  EXHIBIT 10.20  -    Letter Agreement dated January 18, 1991 between
                            Reynolds Metals Company and William O. Bourke.
                            (File No. 1-1430, 1990 Form 10-K Report, EXHIBIT
                            10.27)

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


_______________________________
*    Incorporated by reference.


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

_______________________________
 *   Incorporated by reference.


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


______________________________
 *   Incorporated by reference.