Form 10-Q
period 1996-03-31
REYNOLDS METALS CO
filed 1996-05-14
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1996

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












Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of April 30, 1996, the Registrant had 63,670,434 shares of Common Stock, no par value, outstanding and entitled to vote.

                                      PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------


CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
- --------------------------------------------------------------------------------------------------
Reynolds Metals Company
                                                                           Quarter ended March 31
- --------------------------------------------------------------------------------------------------
(In millions, except per share amounts)                                     1996           1995
- --------------------------------------------------------------------------------------------------
Revenues
Net sales                                                                  $1,662         $1,651
Equity, interest and other income                                              13             10
- --------------------------------------------------------------------------------------------------
                                                                            1,675          1,661
- --------------------------------------------------------------------------------------------------

Costs and expenses
Cost of products sold                                                       1,380          1,319
Selling, administrative and general expenses                                  111            104
Provision for depreciation and amortization                                    80             76
Interest - principally on long-term obligations                                42             43
Operational restructuring costs                                                37              -
- --------------------------------------------------------------------------------------------------
                                                                            1,650          1,542
- --------------------------------------------------------------------------------------------------

Income before income taxes and cumulative effect of accounting change          25            119
Taxes on income                                                                 8             37
- --------------------------------------------------------------------------------------------------

Income before cumulative effect of accounting change                           17             82
Cumulative effect of accounting change                                        (15)             -
- --------------------------------------------------------------------------------------------------

Net income                                                                      2             82
Preferred stock dividends                                                       9              9
- --------------------------------------------------------------------------------------------------

Net income (loss) available to common stockholders                         ($   7)        $   73
==================================================================================================

Earnings per share
Average shares outstanding                                                     64             72
Income before cumulative effect of accounting change                        $0.12          $1.13
Cumulative effect of accounting change                                      (0.24)             -
- --------------------------------------------------------------------------------------------------
Net income (loss)                                                          ($0.12)         $1.13
==================================================================================================

Cash dividends per common share                                             $0.35          $0.25

- --------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
- --------------------------------------------------------------------------------------------------
Reynolds Metals Company
                                                                         March 31      December 31
- --------------------------------------------------------------------------------------------------
(In millions)                                                              1996            1995
- --------------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents                                              $   37        $   39
   Receivables, less allowances of $20 (1995 - $20)                        1,066         1,043
   Inventories                                                               962           891
   Prepaid expenses                                                           49            41
- --------------------------------------------------------------------------------------------------
     Total current assets                                                  2,114         2,014
Unincorporated joint ventures and associated companies                     1,284         1,286
Property, plant and equipment                                              6,640         6,600
Less allowances for depreciation and amortization                          3,415         3,377
- --------------------------------------------------------------------------------------------------
                                                                           3,225         3,223
Deferred taxes and other assets                                            1,221         1,217
- --------------------------------------------------------------------------------------------------
   Total assets                                                           $7,844        $7,740
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable, accrued and other liabilities                        $1,089        $1,155
   Short-term borrowings                                                     308           111
   Long-term debt                                                            116           101
- --------------------------------------------------------------------------------------------------
     Total current liabilities                                             1,513         1,367
Long-term debt                                                             1,839         1,853
Postretirement benefits                                                    1,232         1,213
Environmental, deferred taxes and other liabilities                          676           690
Stockholders' equity
   Preferred stock                                                           505           505
   Common stock                                                              942           941
   Retained earnings                                                       1,227         1,256
   Cumulative currency translation adjustments                               (27)          (22)
   Pension liability adjustment                                              (63)          (63)
- --------------------------------------------------------------------------------------------------
     Total stockholders' equity                                            2,584         2,617
- --------------------------------------------------------------------------------------------------

   Total liabilities and stockholders' equity                             $7,844        $7,740
==================================================================================================


CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------------------------
Reynolds Metals Company

                                                                          Three Months Ended
                                                                                March 31
- --------------------------------------------------------------------------------------------------
(In millions)                                                             1996          1995
- --------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                $  2          $ 82
Adjustments to reconcile to net cash used in operating activities:
   Depreciation and amortization                                            80            76
   Operational restructuring costs                                          37             -
   Cumulative effect of accounting change                                   15             -
   Changes in operating assets and liabilities:
      Accounts payable, accrued and other liabilities                      (56)         (109)
      Receivables                                                          (28)         (111)
      Inventories                                                          (78)         (161)
      Other                                                                (53)          (23)
- --------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     ( 81)         (246)


Investing activities
Capital investments:
   Operational                                                             (45)          (42)
   Strategic                                                               (51)          (43)
   Investments                                                              (2)            -
Proceeds from sale of assets                                                 -            28
Maturities of investments in debt securities                                 -            36
Other investing activities - net                                             7             5
- --------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     ( 91)         ( 16)


Financing activities
Increase in borrowings (principally short-term)                            201            17
Cash dividends paid                                                        (31)          (25)
Net cash provided by (used in) financing activities                        170           ( 8)


Cash and cash equivalents
Net decrease                                                              (  2)         (270)
At beginning of period                                                      39           308
- --------------------------------------------------------------------------------------------------
At end of period                                                         $  37         $  38
==================================================================================================
/TABLE

             REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Quarters Ended March 31, 1996 and 1995


Note A - Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period of 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


Note B - Operational Restructuring Costs

In the first quarter of 1996, the Company recorded operational restructuring costs of $37 million, which relate principally to employee termination costs associated with the planned closing of the Company's aluminum beverage can plant located in Houston, Texas. The facility's 1.4-billion-can annual capacity was determined to be in excess of the Company's domestic customer needs due to productivity gains within the Company's can-making system and slower overall growth in the domestic demand for cans. The Company intends to transfer some equipment to other of its domestic and international can operations and sell the plant and property.


Note C -  Cumulative Effect of Accounting Change

In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). The Company recognized an after-tax loss of $15 million for the cumulative effect of adopting SFAS No. 121. The loss was for the impairment of assets held for sale, principally undeveloped land.


Note D - Earnings per share

In the first quarter of 1996, earnings per share equals net income, minus dividends on the Company's preferred stock ("PRIDES"), divided by the weighted-average number of common shares outstanding during the period. In the first quarter of 1995, earnings per share equals net income divided by the weighted-average number of common shares and common share equivalents outstanding during the period. The number of common share equivalents outstanding was based on the assumed conversion of the PRIDES. For the purpose of this computation, the conversion rate of 0.93 share of common stock for each share of PRIDES was based on the average market value of the Company's common stock during the 1995 period ($50.65 per share). Common share equivalents relating to the PRIDES were not included in the first quarter of 1996 since their effect would have been anti-dilutive.


Note E - Financing arrangements


In the first quarter of 1996, the Company entered into $400 million of interest rate swap agreements, which effectively convert a portion of its debt (principally medium-term notes) from fixed-rate to variable-rate. Under these agreements, payments are received based on a fixed rate (6.0%) and made based on a variable rate (5.3% at March 31, 1996). These arrangements mature in 2001. The variable rate is based on the London Interbank Offer Rate.


Note F - Contingent liabilities

As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1995, the Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party, with others, at various EPA designated Superfund sites. The Company has recorded amounts which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to future quarterly or annual results of operations.


Note G - Canadian Reynolds Metals Company, Ltd. and Reynolds Aluminum Company of Canada, Ltd.

Financial statements and financial statement schedules for Canadian Reynolds Metals Company, Ltd. and Reynolds Aluminum Company of Canada, Ltd. have been omitted because certain securities registered under the Securities Act of 1933, of which these entities are obligors (thus subjecting them to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by Reynolds Metals Company. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the footnotes to the financial statements of Reynolds Metals Company. Summarized financial information is as follows:


Note G - Canadian Reynolds Metals Company, Ltd. and Reynolds Aluminum Company of Canada, Ltd.-continued

Canadian Reynolds Metals Company, Ltd.

                                            Quarter ended March 31
                                          --------------------------
                                             1996            1995
                                          --------------------------
Net Sales:
  Customers                                  $ 48            $ 42
  Parent company                              169             200
                                          --------------------------
                                             $217            $242

Cost of products sold                         154             167

Net income (loss)                            $ 37            $ 51


                                          March 31      December 31
                                            1996           1995
                                         ----------------------------

Current assets                             $  240        $  112
Noncurrent assets                           1,260         1,266
Current liabilities                          (162)          (91)
Noncurrent liabilities                       (609)         (617)

Reynolds Aluminum Company of Canada, Ltd.

                                          Quarter ended March 31
                                        --------------------------
                                           1996           1995
                                        --------------------------
Net Sales:
  Customers                                $117           $113
  Parent company                            143            179
                                        --------------------------
                                           $260           $292

Cost of products sold                       199            215

Net income (loss)                          $ 32           $ 50


                                         March 31     December 31
                                           1996           1995
                                        ---------------------------

Current assets                             $357           $221
Noncurrent assets                         1,403          1,407
Current liabilities                        (293)          (199)
Noncurrent liabilities                     (637)          (632)



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------


INTRODUCTION
- ------------

     The following information should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995, along with the consolidated financial statements and related footnotes included in and referred to in this report. In the tables, dollars are in millions, except per share and per pound amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.


RESULTS OF OPERATIONS
- ---------------------

     The Company had net income, before a restructuring charge and the effects of an accounting change, of $40 million ($.48 per share). Following an after-tax restructuring charge of $23 million ($.36 per share) and the cumulative effect of an accounting change of $15 million ($.24 per share), the Company had net income of $2 million. After deducting preferred stock dividends, the Company had a net loss per common share of 12 cents. Net income for the first quarter of 1995 was $82 million ($1.13 per share).

     The restructuring charge relates principally to employee termination costs associated with the planned closing of an aluminum beverage can plant located in Houston, Texas. The accounting change resulted from adopting a new accounting standard (SFAS No. 121) covering impaired assets held for sale, principally undeveloped land.

     The Company is experiencing what it believes is a short-term softness in the overall global aluminum market, primarily attributable to a protracted soft landing in the U.S. economy and continued weakness in Europe and other areas. The economic situation has caused end users to continue liquidating excess inventories, and these conditions have resulted in lower realized prices for primary aluminum. Other factors affecting first quarter results include higher costs for certain raw materials, particularly in the production of alumina, and severe winter weather conditions, which resulted in facility curtailments and lower volumes, particularly in the distribution and construction products businesses.

OPERATING AREA ANALYSIS
- -----------------------

Shipments and Net Sales
- -----------------------
                                             First Quarter 1996        First Quarter 1995
                                          ---------------------------------------------------
                                           Shipments    Net Sales    Shipments    Net Sales
                                          ---------------------------------------------------
  Finished Products and Other Sales
    Packaging and containers
      Aluminum                                 83          $438          82          $402
      Nonaluminum                                           130                       123
    Other aluminum                             38           133          44           151
    Other nonaluminum                                       127                       128
                                          ---------------------------------------------------
                                              121           828         126           804
                                          ---------------------------------------------------
  Production and Processing
    Primary aluminum                           81           142          61           133
    Sheet and plate                            91           292         106           330
    Extrusions                                 51           178          56           195
    Other aluminum                             39           113          43           123
    Other nonaluminum                                       109                        66
                                          ---------------------------------------------------
                                              262           834         266           847
                                          ---------------------------------------------------
  Total                                       383        $1,662         392        $1,651
                                          ===================================================

Average realized price per pound:
Fabricated aluminum products                              $1.83                     $1.73
Primary aluminum                                          $0.80                     $0.99

SHIPMENTS AND NET SALES
- -----------------------

Finished Products and Other Sales
- ---------------------------------

     Aluminum packaging and container shipments were slightly higher in the first quarter of 1996 due primarily to higher shipments of laminated aluminum foil attributable to the acquisition in the second quarter of 1995 of a laminated aluminum products plant. The decrease in other aluminum shipments was due principally to severe winter weather conditions, which adversely affected the Company's construction products and distribution businesses.

     The increase in net sales was due principally to higher prices for cans and ends and certain foil products and higher nonaluminum sales. The increase in nonaluminum sales was mostly attributable to the acquisition of a flexible packaging manufacturing operation in the fourth quarter of 1995. These increases were somewhat offset by the lower shipping volumes, particularly for the Company's construction products and distribution businesses.

Production and Processing

- -------------------------

     Primary aluminum shipments fluctuate from period to period because of variations in internal requirements and changes in customer demand for value-added foundry ingot and billet. The acquisition of an additional 25% interest in the Becancour, Quebec primary aluminum production facility in the fourth quarter of 1995 contributed to the increase in primary aluminum shipments in the first quarter of 1996, in addition to providing primary aluminum for use in the Company's fabricating operations. The decrease in average realized prices for primary aluminum was attributable to weak economic conditions and the continuing excess inventory liquidation process.

SHIPMENTS AND NET SALES - continued
- -----------------------------------

Production and Processing - continued
- -------------------------------------

     The decrease in shipments for the other product groups in this operating area was also attributable to the economic and inventory situations described under "Results of Operations" as well as the severe winter weather. These conditions generally affected most markets served by this operating area.

     The increase in nonaluminum sales was due to strong demand for alumina and carbon products. The strong demand for alumina was met with the return to full production during late 1995 of the Company's Texas alumina refinery.

Costs and Expenses
- ------------------

     The increase in cost of products sold was due to higher costs for purchased materials, particularly in the production of alumina, and lower capacity utilization at aluminum fabricating facilities. Costs were favorably impacted by performance improvement programs and lower outside purchases of primary aluminum due to the acquisition of an additional 25% interest in the Becancour, Quebec primary aluminum production facility in the fourth quarter of 1995.

     Selling, administrative and general expenses increased due to a higher level of advertising.

     In the first quarter of 1996, the Company recorded operational restructuring costs of $37 million which relate principally to employee termination costs associated with the planned closing of an aluminum beverage can plant located in Houston, Texas. The Company's strategy for its U.S. can business is to aggressively reduce costs and increase production efficiencies through modernization programs and new technologies. The closing of the Houston facility will provide the Company with annual cost savings of approximately $18 million. The facility's 1.4-billion-can annual capacity was determined to be in excess of the Company's domestic customer needs due to productivity gains within the Company's can-making system and slower overall growth in the domestic demand for cans. As a result of improved efficiencies system-wide, the Company will maintain its current annual worldwide aluminum beverage can production capacity. Operations at the facility will cease in early 1997, at which time the Company intends to transfer some equipment to its other domestic and international can operations and sell the plant and property.

     On a quarterly basis, the Company updates the status of all significant existing or potential environmental issues, develops or revises estimates of costs to satisfy known remediation requirements and adjusts its accruals accordingly. Based upon information presently available, such future costs are not expected to have a material adverse effect on the company's competitive or financial position or its ongoing results of operations. However, it is not possible to predict the amount or timing of future costs of environmental requirements which may subsequently be determined. Such costs could be material to future quarterly or annual results of operations.

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

Taxes on Income
- ---------------

     The effective tax rates reflected in the income statement differ from the U.S. federal statutory rate because of state and foreign taxes and the effects of percentage depletion allowances.

SHIPMENTS AND NET SALES - continued
- -----------------------------------

Cumulative Effect of Accounting Change
- --------------------------------------

     In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). The Company recognized an after-tax loss of $15 million for the cumulative effect of adopting SFAS No. 121. The loss was for the impairment of assets held for sale, principally undeveloped land.

Operating Outlook
- -----------------

     The Company continues to remain optimistic regarding favorable, long-term aluminum industry fundamentals. The Company expects momentum to build as 1996 progresses, based on the Company's projections of world economic growth of 3% and growth in world aluminum consumption of 3.5% to 4%. This will be fueled by market strength in the U.S., Latin America and Asia. The Company expects 1996 to close out on a positive note, with a much stronger second half.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Working Capital
- ---------------

     Working capital totaled $601 million at March 31, 1996, compared to $647 million at December 31, 1995. The ratio of current assets to current liabilities was 1.4/1 at March 31, 1996, compared to 1.5/1 at December 31, 1995.

Operating Activities
- --------------------

     In the first quarter of 1996, cash generated from operations was supplemented with short-term borrowings principally to reduce accounts payable, accrued and other liabilities and to finance an increase in inventories. Inventories increased in anticipation of higher shipping volumes in the second quarter of 1996.

Investing Activities
- --------------------

     Capital investments of $98 million in the first quarter of 1996 included $45 million for operating requirements (i.e., replacement equipment, capital maintenance, environmental control projects, etc.). The remainder was for continuing performance improvement and strategic investment projects including the modernization of aluminum can and end facilities; expansions at foil and plastic film facilities; quality improvements at a can sheet facility in Alabama; and the modification and equipping of a purchased facility in Wisconsin to produce aluminum wheels.

Financing Activities
- --------------------

     Cash provided by financing activities in the first quarter of 1996 was used to fund operating and investing activities. The principal source of funds was from the issuance of $165 million of commercial paper at a weighted-average rate of 5.5%.

     In the first quarter of 1996, the Company entered into $400 million of interest rate swap agreements which effectively convert a portion of its debt (principally medium-term notes) from fixed-rate to variable-rate. Under these agreements, payments are received based on a fixed rate (6.0%) and made based on a variable rate (5.3% at March 31, 1996). These arrangements mature in 2001. The variable rate is based on the London Interbank Offer Rate.

LIQUIDITY AND CAPITAL RESOURCES - continued
- -------------------------------------------

Financial Outlook
- -----------------

     Capital investments in 1996 are expected to total $500 million. Approximately 47% of this amount will be for operating requirements. The remainder will be for continuing expenditures for those performance improvement and strategic investment projects underway and an interest in a Chinese joint venture as discussed below. Capital investments in 1996 are expected to be funded with cash generated from operations, supplemented with short-term borrowings as needed. These short-term borrowings are expected to be repaid later in the year as economic and business conditions improve.

     Early in the second quarter of 1996, the Company announced that a wholly owned subsidiary had acquired an interest in a joint venture in China that produces aluminum foil and extrusions. The operation, Bohai Aluminium Industries, Ltd., includes a large, aluminum fabricating facility that was built in the mid-1980's and expanded later that decade. The facility will manufacture aluminum foil, primarily for the food, pharmaceutical and tobacco industries, and extrusions for the automotive and building products markets.

     The Company believes its available financial resources, together with internally generated funds, are sufficient to meet its business needs at the present time and for the foreseeable future. The Company continues to exceed the financial ratio requirements contained in its financing arrangements and expects to do so for the foreseeable future. At March 31, 1996, $150 million of the Company's $1.65 billion shelf registration remained available for the issuance of debt securities.


RISK FACTORS
- ------------

     This section should be read in conjunction with Part I, Items 1 (Business), 3 (Legal Proceedings) and 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's annual report on Form 10-K for the year ended December 31, 1995 and Part II, Item 1 (Legal Proceedings) of this report.

     This report contains, and oral communications made by or on behalf of the Company may contain, forecasts, projections, estimates, statements of management's plans and objectives for the Company and other forward-looking statements. The Company's expectations for the future and related forward-looking statements are based on a number of assumptions and forecasts as to world economic growth and other economic indicators (including rates of inflation, industrial production, housing starts and light vehicle sales), trends in the Company's key markets, global aluminum supply and demand conditions, and aluminum ingot prices, among other things. By their nature, forward-looking statements involve risk and uncertainty, and various factors could cause the Company's actual results to differ from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

     As 1996 progresses, the Company expects market conditions to improve based on its projections of world economic growth of just over 3%, and world aluminum consumption growth of 3.5% - 4%. The Company expects this growth to be fueled by anticipated market strength in the U.S., Latin America and Asia, with an expected recovery in Japan and growth of approximately 10% in other parts of Asia. After the current liquidation of excess inventories by customers ends, and barring a recession in any major world economy, the Company expects improved conditions in aluminum industry supply/demand fundamentals to continue for the next several years. The Company's outlook for growth in aluminum consumption for the remainder of this decade is an average of 4% per year. The Company expects greater use of aluminum around the world in automobiles and other light vehicles; a slowing in the growth in U.S. aluminum beverage can shipments to about 2% per year and a 5% annual increase in global

RISK FACTORS - continued
- ------------------------

shipments, with rapid growth of the aluminum beverage can market in Latin America, Asia, the Middle East, and other developing economies; and increased use of aluminum in the building and construction markets, particularly in Eastern Europe and the Commonwealth of Independent States and as a result of new construction projects in emerging markets.

     Economic and/or market conditions other than as forecast by the Company in the preceding paragraph, particularly in the U.S., Japan and Germany (which are large consumers of aluminum) and in South America, could cause the Company's actual results to differ from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

     The following factors also could affect the Company's results:

- -    Primary aluminum is an internationally traded commodity.  The price of primary aluminum is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. The Company's strategy of being a vertically integrated producer of value-added aluminum products, and its use of contractual arrangements including fixed-price sales contracts, fixed-price supply contracts, and forward, futures and option contracts, reduces its exposure to this volatility but does not eliminate it.

- -    The markets for most aluminum products are highly competitive.  Certain of the Company's competitors are larger than the Company in terms of total assets and operations and have greater financial resources. Certain foreign governments are involved in the operation and/or ownership of certain competitors, and may be motivated by political as well as economic considerations. In addition, aluminum competes with other materials, such as steel, vinyl, plastics and glass, among others, for various applications in the Company's key markets. Unanticipated actions or developments by the Company's competitors and/or the willingness of customers to accept substitutions for the products sold by the Company could affect results.

- -    The Company spends substantial capital and operating amounts relating to ongoing compliance with environmental laws. In addition, the Company is involved in remedial investigations and actions in connection with past disposal of wastes. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites, and the allocation of costs among potentially responsible parties.

- -    Unanticipated material legal proceedings or investigations, or the disposition of those currently pending against the Company other than as anticipated by management and counsel, could affect the Company's results.

- -    Changes in the costs of power, resins, caustic soda, green coke and other raw materials can affect results. A new five-year contract with the Bonneville Power Administration for the period October 1996 - September 2001 would provide a fixed rate for electrical power that is 16% less than rates now in effect for the Company's Longview, Washington and Troutdale, Oregon primary aluminum production plants. The new contract is subject to regulatory review and approval and is critical to the competitive position of those two smelters.

RISK FACTORS - continued
- ------------------------

- -    The Company's principal labor contracts with the United Steelworkers of
     America and the Aluminum, Brick and Glass Workers International Union, respectively, will expire by their terms in May 1996. In the event of a strike at one or more Company facilities, production could be affected at struck facilities and at non-struck facilities supplied by them. In addition, the terms of the new union contracts, or failure to enter into new contracts in timely fashion, could affect labor costs.

- -    The Company's key transportation and building and construction markets are cyclical, and sales to those markets in particular can be influenced by economic conditions.

     In addition to the factors referred to above, the Company is exposed to general financial, political, economic and business risks in connection with its worldwide operations. The Company continues to evaluate and manage its operations in a manner to mitigate the effects from exposure to such risks. In general, the Company's expectations for the future are based on the assumption that conditions relating to costs, currency values, competition and the legal, regulatory, financial, political and business environments in the economies and markets in which the Company operates will not change significantly overall.


                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
         -----------------

     As previously reported in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, a private lawsuit styled Hammons v. Alcan Aluminum Corp. et al. was filed in the Superior Court of California for the County of Los Angeles on March 5, 1996 against the Registrant and other aluminum producers. The original complaint sought estimated damages of approximately $13 billion. In subsequently filed court documents, the plaintiff's attorney has indicated that damages should have been sought covering a two-year period (in an estimated amount of approximately $26 billion) rather than a one-year period as in the original complaint. The Registrant is confident that its conduct has been in compliance with the antitrust laws.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     The Annual Meeting of Stockholders of the Registrant was held on April 17, 1996. The stockholders (i) elected the thirteen nominees named in the Registrant's proxy statement to serve as Directors, (ii) approved an amendment to the Registrant's Performance Incentive Plan, (iii) approved the Registrant's 1996 Nonqualified Stock Option Plan, and (iv) ratified the selection of Ernst & Young LLP as independent auditors of the Registrant for 1996. The number of votes cast for, against or withheld, and the number of abstentions, as applicable, with respect to each of the foregoing matters were as set forth below. There were no broker nonvotes with respect to any of the foregoing matters. No other matters were voted upon at the meeting.

     (i)  Election of Directors

                                Number Of Votes     Number Of Votes
          Name                    Cast "For"           Withheld
     ----------------------     ---------------     ---------------

     Patricia C. Barron           62,349,180           475,835
     William O. Bourke            62,314,757           510,258
     John R. Hall                 62,350,590           474,425
     Robert L. Hintz              62,348,608           476,407
     Richard G. Holder            62,323,892           501,123
     William H. Joyce             62,352,842           472,173
     Mylle Bell Mangum            62,352,740           472,275
     D. Larry Moore               62,352,107           472,908
     Randolph N. Reynolds         62,351,073           473,942
     James M. Ringler             62,351,709           473,306
     Henry S. Savedge, Jr.        62,354,295           470,720
     Jeremiah J. Sheehan          62,350,879           474,136
     Joe B. Wyatt                 62,357,655           467,360

     (ii)  Approval of Amendment to Performance Incentive Plan

             Number of Votes Cast "For"        59,859,529
             Number of Votes Cast "Against"     2,604,984
             Number of Abstentions                360,402

    (iii)  Approval of 1996 Nonqualified Stock Option Plan

             Number of Votes Cast "For"         50,691,761
             Number of Votes Cast "Against"     11,719,629
             Number of Abstentions                 414,600

     (iv)  Ratification of Selection of Ernst & Young LLP as Independent
           Auditors

             Number of Votes Cast "For"         62,491,251
             Number of Votes Cast "Against"        175,909
             Number of Abstentions                 157,855


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits

              See Index to Exhibits.

         (b)  Reports on Form 8-K

              The Registrant filed no reports on Form 8-K during the first quarter of 1996.

                           SIGNATURES
                           ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY




  By Allen M. Earehart
     Allen M. Earehart
     Vice President, Controller
     (Principal Accounting Officer)




DATE:  May 14, 1996


                       INDEX TO EXHIBITS



          EXHIBIT 2      -   None

     *    EXHIBIT 3.1    -   Restated Certificate of Incorporation, as amended
                             to the date hereof. (Registration Statement No.
                             333-00929 on Form S-8, dated February 14, 1996,
                             EXHIBIT 4.1)

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

     *    EXHIBIT 4.7    -   Form of 9-3/8% Debenture due June 15, 1999.
                             (File No. 1-1430, Form 8-K Report dated June 6,
                             1989, EXHIBIT 4)

     *    EXHIBIT 4.8    -   Form of Fixed Rate Medium-Term Note.
                             (Registration Statement No. 33-30882 on Form S-3, dated August 31, 1989, EXHIBIT 4.3)

     *    EXHIBIT 4.9    -   Form of Floating Rate Medium-Term Note.
                             (Registration Statement No. 33-30882 on Form S-3, dated August 31, 1989, EXHIBIT 4.4)

     *    EXHIBIT 4.10   -   Form of Book-Entry Fixed Rate Medium-Term
                             Note.  (File No. 1-1430, 1991 Form 10-K Report,
                             EXHIBIT 4.15)

     *    EXHIBIT 4.11   -   Form of Book-Entry Floating Rate Medium-
                             Term Note.  (File No. 1-1430, 1991 Form 10-K
                             Report, EXHIBIT 4.16)

     *   EXHIBIT 4.12    -   Form of 9% Debenture due August 15, 2003.
                             (File No. 1-1430, Form 8-K Report dated August 16,
                             1991, Exhibit 4(a))
_______________________
*Incorporated by reference.

     *    EXHIBIT 4.13   -   Articles of Continuance of Societe d'Aluminium
                             Reynolds du Canada, Ltee/Reynolds Aluminum
                             Company of Canada, Ltd. (formerly known as
                             Canadian Reynolds Metals Company, Limited --
                             Societe Canadienne de Metaux Reynolds, Limitee)
                             ("REYCAN"), as amended to the date hereof.  (File
                             No. 1-1430, 1995 Form 10-K Report, EXHIBIT 4.13)

     *    EXHIBIT 4.14   -   By-Laws of REYCAN, as amended to the date
                             hereof.  (File No. 1-1430, 1995 Form 10-K Report,
                             EXHIBIT 4.14)

     *    EXHIBIT 4.15   -   Articles of Incorporation of Societe Canadienne de
                             Metaux Reynolds, Ltee/Canadian Reynolds Metals
                             Company, Ltd. ("CRM"), as amended to the date hereof. (File No. 1-1430, 1995 Form 10-K Report,
                             EXHIBIT 4.15)

     *    EXHIBIT 4.16   -   By-Laws of CRM, as amended to the date hereof.
                             (File No. 1-1430, 1995 Form 10-K Report, EXHIBIT
                             4.16)

     *    EXHIBIT 4.17   -   Indenture dated as of April 1, 1993 among REYCAN,
                             Reynolds Metals Company and The Bank of New
                             York, as Trustee.  (File No. 1-1430, Form 8-K
                             Report dated July 14, 1993, EXHIBIT 4(a))

     *    EXHIBIT 4.18   -   First Supplemental Indenture, dated as of December
                             18, 1995 among REYCAN, Reynolds Metals Company,
                             CRM and The Bank of New York, as Trustee.  (File
                             No. 1-1430, 1995 Form 10-K Report, EXHIBIT 4.18)

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

_______________________
*Incorporated by reference.

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

     *    EXHIBIT 10.10  -   Retirement Plan for Outside Directors.
                             (File No. 1-1430, 1986 Form 10-K Report, EXHIBIT
                             10.10)

     *    EXHIBIT 10.11  -   Death Benefit Plan for Outside Directors.
                             (File No. 1-1430, 1986 Form 10-K Report, EXHIBIT
                             10.11)

     *    EXHIBIT 10.12  -   Form of Indemnification Agreement for
                             Directors and Officers.  (File No. 1-1430, Form
                             8-K Report dated April 29, 1987, EXHIBIT
                             28.3)

     *    EXHIBIT 10.13  -   Form of Executive Severance Agreement
                             between Reynolds Metals Company and key executive personnel, including each of the individuals listed in Item 4A of the Reynolds Metals
                             Company 1995 Form 10-K Report.  (File No. 1-1430,
                             1987 Form 10-K Report, EXHIBIT 10.18)

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

____________________________
*  Incorporated by reference.

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

____________________________
*  Incorporated by reference.

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

____________________________
 * Incorporated by reference.

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