Form 10-K/A
period 1995-12-31
REYNOLDS METALS CO
filed 1996-06-26
CIK 83604

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

     (1)  Consolidated Financial Statements:                   Previously
                                                               filed

          Consolidated statement of income and retained earnings - Years ended December 31, 1995, 1994 and 1993.

          Consolidated balance sheet - December 31, 1995 and 1994.

          Consolidated statement of cash flows - Years ended December 31, 1995, 1994 and 1993.

          Notes to consolidated financial statements.

          Report of Ernst & Young LLP, Independent Auditors.

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

_______________________
*  Incorporated by reference.

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
                              1991 to the Indenture.  (File No. 1-
                              1430, 1991 Form 10-K Report, EXHIBIT
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
                              (File No. 1-1430, Form 8-K Report dated
                              August 16, 1991, Exhibit 4(a))

       ** EXHIBIT 4.13   -    Articles of Continuance of  Societe
                              d'Aluminium Reynolds du Canada,
                              Ltee/Reynolds Aluminum Company of
                              Canada, Ltd. (formerly known as Canadian
                              Reynolds Metals Company, Limited --
                              Societe Canadienne de Metaux Reynolds,
                              Limitee) ("REYCAN"), as amended to the
                              date hereof

       ** EXHIBIT 4.14   -    By-Laws of REYCAN, as amended to the date
                              hereof

       ** EXHIBIT 4.15   -    Articles of Incorporation of Societe
                              Canadienne de Metaux Reynolds,
                              Ltee/Canadian Reynolds Metals Company,
                              Ltd. ("CRM"), as amended to the date
                              hereof

_______________________
*  Incorporated by reference.
** Previously filed.

       ** EXHIBIT 4.16   -    By-Laws of CRM, as amended to the date
                              hereof

        * EXHIBIT 4.17   -    Indenture dated as of April 1, 1993
                              among REYCAN, Reynolds Metals Company
                              and The Bank of New York, as Trustee.
                              (File No. 1-1430, Form 8-K Report dated
                              July 14, 1993, EXHIBIT 4(a))

       ** EXHIBIT 4.18   -    First Supplemental Indenture, dated as of
                              December 18, 1995 among REYCAN, Reynolds
                              Metals Company, CRM and The Bank of New
                              York, as Trustee

        * EXHIBIT 4.19   -    Form of 6-5/8% Guaranteed Amortizing Note due
                              July 15, 2002.  (File No. 1-1430, Form 8-K
                              Report dated July 14, 1993, EXHIBIT 4(d))

          EXHIBIT 9      -    None

       +* EXHIBIT 10.1   -    Reynolds Metals Company 1982
                              Nonqualified Stock Option Plan, as
                              amended through May 17, 1985.  (File No.
                              1-1430, 1985 Form 10-K Report, EXHIBIT 10.2)

       +* EXHIBIT 10.2   -    Reynolds Metals Company 1987
                              Nonqualified Stock Option Plan.
                              (Registration Statement No. 33-13822 on
                              Form S-8, dated April 28, 1987, EXHIBIT 28.1)

       +* EXHIBIT 10.3   -    Reynolds Metals Company 1992
                              Nonqualified Stock Option Plan.
                              (Registration Statement No. 33-44400 on
                              Form S-8, dated December 9, 1991,
                              EXHIBIT 28.1)

       +* EXHIBIT 10.4   -    Reynolds Metals Company Performance
                              Incentive Plan, as amended and restated
                              effective January 1, 1996.  (File No. 1-
                              1430, Form 10-Q Report for the Quarter
                              Ended March 31, 1995, EXHIBIT 10.4)

       +* EXHIBIT 10.5   -    Agreement dated December 9, 1987 between
                              Reynolds Metals Company and Jeremiah J.
                              Sheehan.  (File No. 1-1430, 1987 Form 10-K
                              Report, EXHIBIT 10.9)

       +* EXHIBIT 10.6   -    Supplemental Death Benefit Plan for
                              Officers.  (File No. 1-1430, 1986 Form 10-K
                              Report, EXHIBIT 10.8)

       +* EXHIBIT 10.7   -    Financial Counseling Assistance Plan for
                              Officers.  (File No. 1-1430, 1987 Form
                              10-K Report, EXHIBIT 10.11)

       +* EXHIBIT 10.8   -    Management Incentive Deferral Plan.
                              (File No. 1-1430, 1987 Form 10-K Report,
                              EXHIBIT 10.12)

       +* EXHIBIT 10.9   -    Deferred Compensation Plan for Outside
                              Directors as Amended and Restated
                              Effective December 1, 1993.  (File No. 1-
                              1430, 1993 Form 10-K Report, EXHIBIT 10.12)
____________________________
*  Incorporated by reference.
** Previously filed.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

       +* EXHIBIT 10.10  -    Retirement Plan for Outside Directors.
                              (File No. 1-1430, 1986 Form 10-K Report,
                              EXHIBIT 10.10)

       +* EXHIBIT 10.11  -    Death Benefit Plan for Outside Directors.
                              (File No. 1-1430, 1986 Form 10-K Report,
                              EXHIBIT 10.11)

       +* EXHIBIT 10.12  -    Form of Indemnification Agreement for
                              Directors and Officers.  (File No. 1-
                              1430, Form 8-K Report dated April 29,
                              1987, EXHIBIT 28.3)

       +* EXHIBIT 10.13  -    Form of Executive Severance Agreement between
                              Reynolds Metals Company and key
                              executive personnel, including each of
                              the individuals listed in Item 4A
                              hereof.  (File No. 1-1430, 1987 Form 10-K
                              Report, EXHIBIT 10.18)

       +* EXHIBIT 10.14  -    Amendment to Reynolds Metals Company
                              1987 Nonqualified Stock Option Plan
                              effective May 20, 1988.  (File No. 1-1430,
                              Form 10-Q Report for the  Quarter
                              Ended June 30, 1988, EXHIBIT 19(a))

       +* EXHIBIT 10.15  -    Amendment to Reynolds Metals Company
                              1987 Nonqualified Stock Option Plan
                              effective October 21, 1988.  (File No. 1-
                              1430, Form 10-Q Report for the Quarter
                              Ended September 30, 1988, EXHIBIT 19(a))

       +* EXHIBIT 10.16  -    Amendment to Reynolds Metals Company
                              1987 Nonqualified Stock Option Plan
                              effective January 1, 1987.  (File No. 1-
                              1430, 1988 Form 10-K Report, EXHIBIT
                              10.22)

       +* EXHIBIT 10.17  -    Form of Stock Option and Stock Appreciation
                              Right Agreement, as approved February
                              16, 1990 by the Compensation Committee
                              of the Company's Board of Directors.
                              (File No. 1-1430, 1989 Form 10-K Report,
                              EXHIBIT 10.24)

       +* EXHIBIT 10.18  -    Amendment to Reynolds Metals Company
                              1982 Nonqualified Stock Option Plan
                              effective January 18, 1991.  (File No. 1-
                              1430, 1990 Form 10-K Report, EXHIBIT 10.25)

       +* EXHIBIT 10.19  -    Amendment to Reynolds Metals Company
                              1987 Nonqualified Stock Option Plan
                              effective January 18, 1991.  (File No. 1-
                              1430, 1990 Form 10-K Report, EXHIBIT 10.26)

       +* EXHIBIT 10.20  -    Letter Agreement dated January 18, 1991
                              between Reynolds Metals Company and
                              William O. Bourke.  (File No. 1-1430,
                              1990 Form 10-K Report, EXHIBIT 10.27)

       +* EXHIBIT 10.21  -    Form of Stock Option Agreement, as approved
                              April 22, 1992 by the Compensation
                              Committee of the Company's Board of
                              Directors.  (File No. 1-1430, Form 10-Q
                              Report for the Quarter Ended March 31,
                              1992, EXHIBIT 28(a))

____________________________
 * Incorporated by reference.
 + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

       +* EXHIBIT 10.22  -    Consulting Agreement dated May 1, 1992
                              between Reynolds Metals Company and
                              William O. Bourke.  (File No. 1-1430,
                              Form 10-Q Report for the Quarter Ended
                              March 31, 1992, EXHIBIT 28(b))

       +* EXHIBIT 10.23  -    Renewal dated February 18, 1994 of
                              Consulting Agreement dated May 1, 1992
                              between Reynolds Metals Company and
                              William O. Bourke.  (File No. 1-1430,
                              1993 Form 10-K Report, EXHIBIT 10.28)

       +* EXHIBIT 10.24  -    Reynolds Metals Company Restricted Stock
                              Plan for Outside Directors.
                              (Registration Statement No. 33-53851 on
                              Form S-8, dated May 27, 1994, EXHIBIT 4.6)

       +* EXHIBIT 10.25  -    Reynolds Metals Company New Management
                              Incentive Deferral Plan.  (File No. 1-
                              1430, Form 10-Q Report for the Quarter
                              Ended June 30, 1994, EXHIBIT 10.30)

       +* EXHIBIT 10.26  -    Reynolds Metals Company Salary Deferral
                              Plan for Executives.  (File No. 1-1430,
                              Form 10-Q Report for the Quarter Ended
                              June 30, 1994, EXHIBIT 10.31)

       +* EXHIBIT 10.27  -    Reynolds Metals Company Supplemental
                              Long Term Disability Plan for
                              Executives.  (File No. 1-1430, Form 10-Q
                              Report for the Quarter Ended June 30,
                              1994, EXHIBIT 10.32)

       +* EXHIBIT 10.28  -    Amendment to Reynolds Metals Company
                              1982 Nonqualified Stock Option Plan
                              effective August 19, 1994.  (File No. 1-
                              1430, Form 10-Q Report for the Quarter
                              Ended September 30, 1994, EXHIBIT 10.33)

       +* EXHIBIT 10.29  -    Amendment to Reynolds Metals Company
                              1987 Nonqualified Stock Option Plan
                              effective August 19, 1994.  (File No. 1-
                              1430, Form 10-Q Report for the Quarter
                              Ended September 30, 1994, EXHIBIT 10.34)

       +* EXHIBIT 10.30  -    Amendment to Reynolds Metals Company
                              1992 Nonqualified Stock Option Plan
                              effective August 19, 1994.  (File No. 1-
                              1430, Form 10-Q Report for the Quarter
                              Ended September 30, 1994, EXHIBIT 10.35)

       +* EXHIBIT 10.31  -    Amendment to Reynolds Metals Company New
                              Management Incentive Deferral Plan
                              effective January 1, 1995.  (File No. 1-
                              1430,  1994  Form  10-K Report,  EXHIBIT
                              10.36)

       +* EXHIBIT 10.32  -    Amendment to Reynolds Metals Company New
                              Management Incentive Deferral Plan
                              effective January 1, 1995 through
                              December 31, 1996.  (File No. 1-1430,
                              1994 Form 10-K Report, EXHIBIT 10.37)


____________________________
 * Incorporated by reference.
 + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

       +* EXHIBIT 10.33  -    Amendment to Reynolds Metals Company
                              Salary Deferral Plan for Executives
                              effective January 1, 1995 through
                              December 31, 1996.  (File No. 1-1430,
                              1994 Form 10-K Report, EXHIBIT 10.38)

       +* EXHIBIT 10.34  -    Form of Split Dollar Life Insurance Agreement
                              (Trustee Owner, Trustee Pays Premiums).
                              (File No. 1-1430, Form 10-Q Report for
                              the Quarter Ended June 30, 1995, EXHIBIT
                              10.34)

       +* EXHIBIT 10.35  -    Form of Split Dollar Life Insurance Agreement
                              (Trustee Owner, Employee Pays Premium).
                              (File No. 1-1430, Form 10-Q Report for
                              the Quarter Ended June 30, 1995, EXHIBIT 10.35)

       +* EXHIBIT 10.36  -    Form of Split Dollar Life Insurance Agreement
                              (Employee Owner, Employee Pays Premium).
                              (File No. 1-1430, Form 10-Q Report for
                              the Quarter Ended June 30, 1995, EXHIBIT 10.36)

       +* EXHIBIT 10.37  -    Form of Split Dollar Life Insurance Agreement
                              (Third Party Owner, Third Party Pays
                              Premiums).  (File No. 1-1430, Form 10-Q
                              Report for the Quarter Ended June 30,
                              1995, EXHIBIT 10.37)

       +* EXHIBIT 10.38  -    Form of Split Dollar Life Insurance Agreement
                              (Third Party Owner, Employee Pays
                              Premiums).  (File No. 1-1430, Form 10-Q
                              Report for the Quarter Ended June 30,
                              1995, EXHIBIT 10.38)

       ** EXHIBIT 11     -    Computation of Earnings Per Share

          EXHIBIT 12     -    Not applicable

          EXHIBIT 13     -    Not applicable

          EXHIBIT 16     -    Not applicable

          EXHIBIT 18     -    None

       ** EXHIBIT 21     -    List of Subsidiaries of Reynolds Metals Company

          EXHIBIT 22     -    None

       ** EXHIBIT 23     -    Consent of Independent Auditors

       ** EXHIBIT 24     -    Powers of Attorney

____________________________
*  Incorporated by reference.
** Previously filed.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

       ** EXHIBIT 27     -    Financial Data Schedule

          EXHIBIT 28     -    Not applicable

          EXHIBIT 99.1   -    Reynolds Metals Company Savings and
                              Investment Plan for Salaried Employees
                              Annual Report on Form 11-K for the
                              Fiscal Year Ended December 31, 1995

          EXHIBIT 99.2   -    Reynolds Metals Company Savings Plan for
                              Hourly Employees Annual Report on Form
                              11-K for the Fiscal Year Ended December
                              31, 1995

          EXHIBIT 99.3   -    Employees Savings Plan Annual Report on
                              Form 11-K for the Fiscal Year Ended
                              December 31, 1995

____________________________
**  Previously filed.

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

                                REYNOLDS METALS COMPANY


                                By: Allen M. Earehart
                                    Allen M. Earehart
                                    Vice President, Controller


                                Date:  June 26, 1996

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            EXHIBITS

                               TO

                           FORM 10-K/A

          For the fiscal year ended December 31, 1995

                   Commission File No. 1-1430

                    REYNOLDS METALS COMPANY


                     Attached herewith are
                  Exhibits 99.1, 99.2 and 99.3

                              INDEX


      EXHIBIT 2      -   None

    * EXHIBIT 3.1    -   Restated Certificate of Incorporation,
                         as amended to the date hereof.
                         (Registration Statement No. 333-00929 on
                         Form  S-8, dated February 14, 1996,
                         EXHIBIT 4.1)

    * EXHIBIT 3.2    -   By-Laws, as amended to the date hereof.
                         (File No. 1-1430, Form 10-Q Report for
                         the Quarter Ended June 30, 1995, EXHIBIT
                         3.2)

      EXHIBIT 4.1    -   Restated Certificate of Incorporation.
                         See EXHIBIT 3.1.

      EXHIBIT 4.2    -   By-Laws.  See EXHIBIT 3.2.

    * EXHIBIT 4.3    -   Indenture dated as of April 1, 1989 (the
                         "Indenture") between Reynolds Metals
                         Company and The Bank of New York, as
                         Trustee, relating to Debt Securities.
                         (File No. 1-1430, Form 10-Q Report for
                         the Quarter Ended March 31, 1989,
                         EXHIBIT 4(c))

    * EXHIBIT 4.4    -   Amendment No. 1 dated as of November 1,
                         1991 to the Indenture.  (File No. 1-
                         1430, 1991 Form 10-K Report, EXHIBIT
                         4.4)

    * EXHIBIT 4.5    -   Rights Agreement dated as of November
                         23, 1987 (the "Rights Agreement")
                         between Reynolds Metals Company and The
                         Chase Manhattan Bank, N.A.  (File No. 1-
                         1430, Registration Statement on Form 8-A
                         dated November 23, 1987, pertaining to
                         Preferred Stock Purchase Rights, EXHIBIT
                         1)

    * EXHIBIT 4.6    -   Amendment No. 1 dated as of December 19,
                         1991 to the Rights Agreement.  (File No.
                         1-1430, 1991 Form 10-K Report, EXHIBIT
                         4.11)
_______________________
*   Incorporated by reference.

    * EXHIBIT 4.7    -   Form of 9-3/8% Debenture due June 15, 1999.
                         (File No. 1-1430, Form 8-K Report dated
                         June 6, 1989, EXHIBIT 4)

    * EXHIBIT 4.8    -   Form of Fixed Rate Medium-Term Note.
                         (Registration Statement No. 33-30882 on
                         Form S-3, dated August 31, 1989, EXHIBIT
                         4.3)

    * EXHIBIT 4.9    -   Form of Floating Rate Medium-Term Note.
                         (Registration Statement No. 33-30882 on
                         Form S-3, dated August 31, 1989, EXHIBIT
                         4.4)

    * EXHIBIT 4.10   -   Form of Book-Entry Fixed Rate Medium-Term
                         Note.  (File No. 1-1430, 1991 Form 10-K
                         Report, EXHIBIT 4.15)

    * EXHIBIT 4.11   -   Form of Book-Entry Floating Rate Medium-Term
                         Note.  (File No. 1-1430, 1991 Form 10-K
                         Report, EXHIBIT 4.16)

    * EXHIBIT 4.12   -   Form of 9% Debenture due August 15, 2003.
                         (File No. 1-1430, Form 8-K Report dated
                         August 16, 1991, Exhibit 4(a))

   ** EXHIBIT 4.13   -   Articles of Continuance of Societe
                         d'Aluminium Reynolds du Canada,
                         Ltee/Reynolds Aluminum Company of
                         Canada, Ltd. (formerly known as Canadian
                         Reynolds Metals Company, Limited --
                         Societe Canadienne de Metaux Reynolds,
                         Limitee) ("REYCAN"), as amended to the
                         date hereof

   ** EXHIBIT 4.14   -   By-Laws of REYCAN, as amended to the date
                         hereof

   ** EXHIBIT 4.15   -   Articles of Incorporation of Societe
                         Canadienne de Metaux Reynolds,
                         Ltee/Canadian Reynolds Metals Company,
                         Ltd.  ("CRM"), as amended to the date
                         hereof

   ** EXHIBIT 4.16   -   By-Laws of CRM, as amended to the date
                         hereof

    * EXHIBIT 4.17   -   Indenture dated as of April 1, 1993
                         among REYCAN, Reynolds Metals Company
                         and The Bank of New York, as Trustee.
                         (File No. 1-1430, Form 8-K Report dated
                         July 14, 1993, EXHIBIT 4(a))

   ** EXHIBIT 4.18   -   First Supplemental Indenture, dated as of
                         December 18, 1995 among REYCAN, Reynolds
                         Metals Company, CRM and The Bank of New
                         York, as Trustee

    * EXHIBIT 4.19   -   Form of 6-5/8% Guaranteed Amortizing Note due
                         July 15, 2002.  (File No. 1-1430, Form 8-
                         K Report dated July 14, 1993, EXHIBIT
                         4(d))

      EXHIBIT 9      -   None

_______________________
*   Incorporated by reference.
**  Previously filed.

    * EXHIBIT 10.1   -   Reynolds Metals Company 1982
                         Nonqualified Stock Option Plan, as
                         amended through May 17, 1985.  (File No.
                         1-1430, 1985 Form 10-K Report, EXHIBIT
                         10.2)

    * EXHIBIT 10.2   -   Reynolds Metals Company 1987
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 33-13822  on
                         Form S-8, dated April 28, 1987, EXHIBIT
                         28.1)

    * EXHIBIT 10.3   -   Reynolds Metals Company 1992
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 33-44400  on
                         Form S-8, dated December 9, 1991,
                         EXHIBIT 28.1)

    * EXHIBIT 10.4   -   Reynolds Metals Company Performance
                         Incentive Plan, as amended and restated
                         effective January 1, 1996.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended March 31, 1995, EXHIBIT 10.4)

    * EXHIBIT 10.5   -   Agreement dated December 9, 1987 between
                         Reynolds Metals Company and Jeremiah  J.
                         Sheehan.  (File No. 1-1430, 1987 Form 10-
                         K Report, EXHIBIT 10.9)

    * EXHIBIT 10.6   -   Supplemental Death Benefit Plan for
                         Officers.  (File No. 1-1430, 1986 Form 10-
                         K Report, EXHIBIT 10.8)

    * EXHIBIT 10.7   -   Financial Counseling Assistance Plan for
                         Officers.  (File No. 1-1430, 1987 Form
                         10-K Report, EXHIBIT 10.11)

    * EXHIBIT 10.8   -   Management Incentive Deferral Plan.
                         (File No. 1-1430, 1987 Form 10-K Report,
                         EXHIBIT 10.12)

    * EXHIBIT 10.9   -   Deferred Compensation Plan for Outside
                         Directors as Amended and Restated
                         Effective December 1, 1993.  (File No. 1-
                         1430, 1993 Form 10-K Report, EXHIBIT
                         10.12)

    * EXHIBIT 10.10  -   Retirement Plan for Outside Directors.
                         (File No. 1-1430, 1986 Form 10-K Report,
                         EXHIBIT 10.10)

    * EXHIBIT 10.11 -    Death Benefit Plan for Outside Directors.
                         (File No. 1-1430, 1986 Form 10-K Report,
                         EXHIBIT 10.11)

    * EXHIBIT 10.12 -    Form of Indemnification Agreement for
                         Directors and Officers.  (File No. 1-
                         1430, Form 8-K Report dated April 29,
                         1987, EXHIBIT 28.3)

    * EXHIBIT 10.13 -    Form of Executive Severance Agreement between
                         Reynolds Metals Company and key
                         executive personnel, including each of
                         the individuals listed in Item 4A
                         hereof.  (File No. 1-1430, 1987 Form 10-
                         K Report, EXHIBIT 10.18)

____________________________
*   Incorporated by reference.

    * EXHIBIT 10.14 -    Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective May 20, 1988.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended June 30, 1988, EXHIBIT 19(a))

    * EXHIBIT 10.15 -    Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective October 21, 1988.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended September 30, 1988, EXHIBIT 19(a))

    * EXHIBIT 10.16 -    Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective January 1, 1987.  (File No. 1-
                         1430, 1988 Form 10-K Report, EXHIBIT
                         10.22)

    * EXHIBIT 10.17 -    Form of Stock Option and Stock Appreciation
                         Right Agreement, as approved February
                         16, 1990 by the Compensation Committee
                         of the Company's Board of Directors.
                         (File No. 1-1430, 1989 Form 10-K Report,
                         EXHIBIT 10.24)

    * EXHIBIT 10.18 -    Amendment to Reynolds Metals Company
                         1982 Nonqualified Stock Option Plan
                         effective January 18, 1991.  (File No. 1-
                         1430, 1990 Form 10-K Report, EXHIBIT
                         10.25)

    * EXHIBIT 10.19 -    Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective January 18, 1991.  (File No. 1-
                         1430,  1990  Form  10-K Report,  EXHIBIT
                         10.26)

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

____________________________
*   Incorporated by reference.

    * EXHIBIT 10.25 -    Reynolds Metals Company New Management
                         Incentive Deferral Plan.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended June 30, 1994, EXHIBIT 10.30)

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

    * EXHIBIT 10.28 -    Amendment to Reynolds Metals Company
                         1982 Nonqualified Stock Option Plan
                         effective August 19, 1994.  (File No. 1-
                         1430,  Form 10-Q Report for the Quarter
                         Ended September 30, 1994, EXHIBIT 10.33)

    * EXHIBIT 10.29 -    Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective August 19, 1994.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended September 30, 1994, EXHIBIT 10.34)

    * EXHIBIT 10.30 -    Amendment to Reynolds Metals Company
                         1992  Nonqualified Stock Option Plan
                         effective August 19, 1994.  (File No. 1-
                         1430,  Form 10-Q Report for the Quarter
                         Ended September 30, 1994, EXHIBIT 10.35)

    * EXHIBIT 10.31 -    Amendment to Reynolds Metals Company New
                         Management Incentive Deferral Plan
                         effective January 1, 1995.  (File No. 1-
                         1430, 1994 Form 10-K Report, EXHIBIT
                         10.36)

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

____________________________
*   Incorporated by reference.

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
                         1995, EXHIBIT 10.37)

    * EXHIBIT 10.38 -    Form of Split Dollar Life Insurance Agreement
                         (Third Party Owner, Employee Pays
                         Premiums).  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended June 30,
                         1995, EXHIBIT 10.38)

   ** EXHIBIT 11    -    Computation of Earnings Per Share

      EXHIBIT 12    -    Not applicable

      EXHIBIT 13    -    Not applicable

      EXHIBIT 16    -    Not applicable

      EXHIBIT 18    -    None

   ** EXHIBIT 21    -    List of Subsidiaries of Reynolds Metals
                         Company

      EXHIBIT 22    -    None

   ** EXHIBIT 23    -    Consent of Independent Auditors

   ** EXHIBIT 24    -    Powers of Attorney

   ** EXHIBIT 27    -    Financial Data Schedule

      EXHIBIT 28    -    Not applicable

      EXHIBIT 99.1  -    Reynolds Metals Company Savings and
                         Investment Plan for Salaried
                         Employees Annual Report on Form 11-K for the Fiscal Year ended December 31, 1995

      EXHIBIT 99.2  -    Reynolds Metals Company Savings Plan for
                         Hourly Employees on Form 11-K for the
                         Fiscal Year ended December 31, 1995

      EXHIBIT 99.3  -    Employees Savings Plan Annual Report on
                         Form 11-K for the Fiscal Year
                         ended December 31, 1995

____________________________
*   Incorporated by reference.
**  Previously filed.