Form 10-Q
period 1996-06-30
REYNOLDS METALS CO
filed 1996-08-13
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1996

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of July 31, 1996, the Registrant had 63,677,834 shares of
Common Stock, no par value, outstanding and entitled to vote.

                              PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS





CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
- ---------------------------------------------------------------------------
- --------------
Reynolds Metals Company
                                                 Quarters ended       Six
months ended
                                                     June 30
June 30
- ---------------------------------------------------------------------------
- --------------
(In millions, except per share amounts)          1996      1995       1996
     1995
- ---------------------------------------------------------------------------
- --------------
Revenues
Net sales                                       $1,823    $1,864     $3,485
    $3,515
Equity, interest and other income                   12        10         25
        20
- ---------------------------------------------------------------------------
- --------------
                                                 1,835     1,874      3,510
     3,535
- ---------------------------------------------------------------------------
- -------------------------
- ---------------------------------------------------------------------------
- --------------

Costs and expenses
Cost of products sold                            1,519     1,486      2,899
     2,805
Selling, administrative and general expenses       105       110        216
       214
Provision for depreciation and amortization         80        77        160
       153
Interest - principally on long-term obligations     42        44         84
        87
Operational restructuring costs                      -         -         37
         -
- ---------------------------------------------------------------------------
- --------------
                                                 1,746     1,717      3,396
     3,259
- ---------------------------------------------------------------------------
- --------------

Income before income taxes and cumulative
 effect of accounting change                        89       157        114
      276
Taxes on income                                     29        46         37
       83
- ---------------------------------------------------------------------------
- --------------

Income before cumulative effect of
 accounting change                                  60       111         77
      193
Cumulative effect of accounting change               -         -
(15)         -
- ---------------------------------------------------------------------------
- --------------

Net income                                          60       111         62
      193
Preferred stock dividends                            9         9         18
       18
- ---------------------------------------------------------------------------
- --------------

Net income available to common shareholders      $  51     $ 102      $  44
    $ 175
===========================================================================
==============

Earnings per share
Average shares outstanding                          64        73         64
       73
Income before cumulative effect of
 accounting change                               $0.81     $1.51      $0.93
    $2.64
Cumulative effect of accounting change               -         -
(0.24)         -
- ---------------------------------------------------------------------------
- --------------
Net income                                       $0.81     $1.51      $0.69
    $2.64
===========================================================================
==============

Cash dividends per common share                  $0.35     $0.30      $0.70
    $0.55
- ---------------------------------------------------------------------------
- --------------

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
- --------------------------------------------------------------------------
Reynolds Metals Company

                                                      June 30   December 31
- --------------------------------------------------------------------------
(In millions)                                           1996        1995
- --------------------------------------------------------------------------

ASSETS
Current assets
 Cash and cash equivalents                            $    27     $     39
 Receivables, less allowances of $22 (1995 - $20)       1,102        1,043
 Inventories                                              891          891
 Prepaid expenses                                          54           41
- --------------------------------------------------------------------------
   Total current assets                                 2,074        2,014
Unincorporated joint ventures and associated companies  1,341        1,286
Property, plant and equipment                           6,690        6,600
Less allowances for depreciation and amortization       3,472        3,377
- --------------------------------------------------------------------------
                                                        3,218        3,223
Deferred taxes and other assets                         1,235        1,217
- --------------------------------------------------------------------------

 Total assets                                          $7,868       $7,740
==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable, accrued and other liabilities       $1,051       $1,155
 Short-term borrowings                                    389          111
 Long-term debt                                           110          101
- --------------------------------------------------------------------------
   Total current liabilities                            1,550        1,367
Long-term debt                                          1,836        1,853
Postretirement benefits                                 1,205        1,213
Environmental, deferred taxes and other liabilities       671          690
Stockholders' equity
 Preferred stock                                          505          505
 Common stock                                             945          941
 Retained earnings                                      1,255        1,256
 Cumulative currency translation adjustments              (36)         (22)
 Pension liability adjustment                             (63)         (63)
- --------------------------------------------------------------------------
   Total stockholders' equity                           2,606        2,617
- --------------------------------------------------------------------------

 Total liabilities and stockholders' equity            $7,868       $7,740
==========================================================================

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------
Reynolds Metals Company

                                                           Six Months Ended
                                                               June 30
- --------------------------------------------------------------------------
(In millions)                                                1996     1995
- --------------------------------------------------------------------------

Operating activities
Net Income                                                 $   62     $193
Adjustments to reconcile to net cash provided by (used in)
 operating activities:
 Depreciation and amortization                                160      153
 Operational restructuring costs                               37        -
 Cumulative effect of accounting change                        15        -
 Changes in operating assets and liabilities:
   Accounts payable, accrued and other liabilities            (89)    (116)
   Receivables                                                (71)    (187)
   Inventories                                                (10)    (161)
   Other                                                      (97)     (63)
- --------------------------------------------------------------------------
Net cash provided by (used in) operating activities             7     (181)

Investing activities
Capital investments:
 Operational                                                  (89)    (91)
 Strategic                                                    (94)    (84)
 Investments                                                  (46)    (35)
Maturities of investments in debt securities                    -      54
Other investing activities - net                               (6)     24
- --------------------------------------------------------------------------
Net cash used in investing activities                        (235)   (132)

Financing activities
Increase in borrowings (principally short-term)               279      95
Cash dividends paid                                           (63)    (49)
- --------------------------------------------------------------------------
Net cash provided by financing activities                     216      46

Cash and cash equivalents
Net decrease                                                ( 12)    (267)
At beginning of period                                        39      308
- --------------------------------------------------------------------------

At end of period                                            $ 27     $ 41
==========================================================================

      REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Quarters and Six Months Ended June 30, 1996 and 1995



Note A - Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods of 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


Note B - Operational Restructuring Costs

In the first quarter of 1996, the Company recorded operational restructuring costs of $37 million (pre-tax), which relate principally to employee termination costs associated with the planned closing of the Company's aluminum beverage can plant located in Houston, Texas. The facility's 1.4-billion-can annual capacity was determined to be in excess of the Company's domestic customer needs due to productivity gains within the Company's can-making system and slower overall growth in the domestic demand for cans. Operations at the facility will cease in early 1997, at which time the Company intends to transfer some equipment to other of its domestic and international can operations and sell the plant and property.


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


Note D - Earnings per share

In the second quarter and six months of 1996, earnings per share equals net income, minus dividends on the Company's preferred stock ("PRIDES"), divided by the weighted-average number of common shares outstanding during the period. In the second quarter and six months of 1995, earnings per share equals net income divided by the weighted-average number of common shares and common share equivalents outstanding during the period. The number of common share equivalents outstanding was based on the assumed conversion of the PRIDES. For the purpose of this computation, the respective conversion rates of common stock for each share of PRIDES (0.96 share in the second quarter and 0.94 share in the six month period of 1995) were based on the average market value of the Company's common stock ($49.41 in the second quarter and $50.03 in the six-month period of 1995). Common share equivalents relating to the PRIDES were not included in the second quarter or six months of 1996 since their effect would have been anti-dilutive.


Note E - Financing arrangements

In the first quarter of 1996, the Company entered into $400 million of interest rate swap agreements, which effectively convert a portion of its debt (principally medium-term notes) from fixed-rate to variable-rate. Under these agreements, payments are received based on a fixed rate (6.0%) and made based on a variable rate (5.25% at June 30, 1996). These arrangements mature in 2001. The variable rate is based on the London Interbank Offer Rate.

In the second quarter of 1996, the Company amended its $500-million revolving credit facility to extend the term and lower the cost. The expiration date was extended from 2000 to 2001. The annual commitment fee on the facility was lowered from .125% to .10%. No amounts were outstanding under the facility at June 30, 1996.

Note F - Contingent liabilities

As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1995, the Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party, with others, at various Environmental Protection Agency designated Superfund sites. The Company has recorded amounts which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise. Based on information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to future quarterly or annual results of operations.

Note G - Canadian Reynolds Metals Company, Ltd. and Reynolds
Aluminum Company of Canada, Ltd.

Financial statements and financial statement schedules for Canadian Reynolds Metals Company, Ltd. and Reynolds Aluminum Company of Canada, Ltd. have been omitted because certain securities registered under the Securities Act of 1933, of which these entities are obligors (thus subjecting them to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by Reynolds Metals Company. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the notes to the financial statements of Reynolds Metals Company. Summarized financial information is as follows:

Note G - Canadian Reynolds Metals Company, Ltd. and Reynolds
Aluminum Company of Canada, Ltd. - continued

Canadian Reynolds Metals Company, Ltd.

                       Quarters ended June 30     Six Months ended June 30
                       ----------------------     ------------------------
                           1996     1995                1996     1995
                       ----------------------     ------------------------
Net Sales:
 Customers                 $ 58     $ 61                $106     $103
 Parent company             154      156                 323      356
                       ----------------------     ------------------------
                            212      217                 429      459

Cost of products sold       179      135                 333      302

Net income                 $ 15     $ 55                $ 52     $106


                                      June 30       December 31
                                        1996            1995
                                    ------------   -------------
Current assets                          $253            $112
Noncurrent assets                      1,252           1,266
Current liabilities                     (149)            (91)
Noncurrent liabilities                  (612)           (617)


Reynolds Aluminum Company of Canada, Ltd.

                         Quarters ended June 30   Six Months ended June 30
                         -----------------------  -------------------------
                           1996         1995         1996         1995
                         -----------------------  -------------------------
Net Sales:
 Customers                 $142         $136         $259         $249
 Parent company             134          140          277          319
                         -----------------------  -------------------------
                            276          276          536          568

Cost of products sold       237          178          436          393

Net income                  $15          $59          $47         $109


                                      June 30       December 31
                                       1996            1995
                                     ---------     -------------
Current assets                         $368             $221
Noncurrent assets                     1,395            1,407
Current liabilities                    (279)            (199)
Noncurrent liabilities                 (639)            (632)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     The following information should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1995, along with the consolidated financial statements and related notes included in and referred to in this report. In the tables, dollars are in millions, except per pound amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.


RESULTS OF OPERATIONS

     The Company earned net income of $60 million ($0.81 per share) and $62 million ($0.69 per share) in the second quarter and six months of 1996, respectively, compared to net income of $111 million ($1.51 per share) in the second quarter of 1995 and $193 million ($2.64 per share) in the six months of 1995. The results for the first six months of 1996 include after-tax charges of $38 million ($0.60 per share) for the effects of a restructuring charge and an accounting change recorded in the first quarter of 1996. (See Notes B and C.)

     The Company's results for the second quarter and six months were affected by lower realized prices for primary aluminum (approximately 16% lower than the 1995 second quarter), as well as price declines in a number of fabricated products. The Company's results reflect continued softness in the overall global aluminum market, primarily attributable to a protracted soft landing in the U.S. economy and continued weakness in Europe and other areas, that has caused end users to liquidate excess inventories. Other factors affecting results include higher costs for certain raw materials, particularly in the production of alumina, and severe winter weather conditions earlier in the year which resulted in facility curtailments and lower volumes, particularly in the distribution and building products businesses.

OPERATING AREA ANALYSIS
- -----------------------

Shipments and Net Sales
- -----------------------
                                               Second Quarter

                              ---------------------------------------------
                                        1996                   1995

                              ---------------------------------------------
                                Shipments  Net Sales   Shipments  Net Sales
                              ---------------------------------------------
Finished Products and Other sales
 Packaging and containers:
   Aluminum                          96       $502        101       $510
   Nonaluminum                                 149                   134
 Other aluminum                      41        142         41        147
 Other nonaluminum                             139                   129
                              ---------------------------------------------
                                    137        932        142        920
                              ---------------------------------------------
Production and Processing
 Primary aluminum                   100        171         78        159
 Sheet and plate                    100        305        106        359
 Extrusions                          52        180         52        205
 Other aluminum                      43        127         48        128
 Other nonaluminum                             108                    93
                              ---------------------------------------------
                                    295        891        284        944
                              ---------------------------------------------
Total                               432     $1,823        426     $1,864
                              =============================================

Average realized price per pound:
 Fabricated aluminum products                $1.81                 $1.87
 Primary aluminum                            $0.77                 $0.92


                                                  Six Months

                                -------------------------------------------
                                          1996                     1995

                                -------------------------------------------

                                Shipments  Net Sales   Shipments  Net Sales

Finished Products and Other sales
 Packaging and containers:
   Aluminum                        179       $940         183        $912
   Nonaluminum                                279                     257
 Other aluminum                     79        275          85         298
 Other nonaluminum                            266                     257
                                -------------------------------------------
                                   258      1,760         268       1,724
                                -------------------------------------------
Production and Processing
 Primary aluminum                  181        313         139         292
 Sheet and plate                   191        597         212         689
 Extrusions                        103        358         108         400
 Other aluminum                     82        240          91         251
 Other nonaluminum                            217                     159
                                -------------------------------------------
                                   557      1,725         550       1,791
                                -------------------------------------------
Total                              815     $3,485         818      $3,515
                                ===========================================

Average realized price per pound:
 Fabricated aluminum products               $1.82                   $1.80
 Primary aluminum                           $0.78                   $0.95


SHIPMENTS AND NET SALES

Finished Products and Other Sales

     Shipments of aluminum packaging and containers in both 1996 periods were slightly lower due to decreased shipments of cans and ends. Lower can and end shipments were due to a decline in beer can volumes and lower export sales to South America as the Company's partially owned new facilities there are starting operations. Higher shipments of laminated aluminum foil were realized in both periods due to the acquisition of a laminated aluminum products plant in the second quarter of 1995.

     Shipments of other aluminum products were lower in the six-month period of 1996 due to severe winter weather conditions experienced earlier in the year. These conditions adversely affected the Company's building products and distribution businesses. The Company's distribution business was also affected by lower activity in the transportation market, especially for trucks and trailers. Shipments of building products rebounded due to improved weather conditions in the second quarter of 1996.

     The increases in net sales in both periods were due to higher prices for cans and foil products and higher nonaluminum sales. The increases in nonaluminum sales resulted primarily from higher sales of printing cylinders and plastics due to the acquisitions of a printing cylinder engraving company and a flexible packaging operation in the second and fourth quarters of 1995, respectively. These increases were slightly offset by lower prices for distributor products.

Production and Processing

     Primary aluminum shipments fluctuate from period to period because of variations in internal requirements and changes in customer demand for value-added foundry ingot and billet. The acquisition of an additional 25% interest in the Becancour, Quebec primary aluminum production facility in the fourth quarter of 1995 contributed to the increase in primary aluminum shipments in the second quarter and six-month periods of 1996, in addition to providing primary aluminum for use in the Company's fabricating operations. The decreases in average realized prices for primary aluminum were attributable to weak economic conditions and the continuing excess inventory liquidation process.

     Most other products in this operating area realized declines in shipments and prices in both periods due to the factors described under "Results of Operations," and for the six-month period, the severe winter weather experienced earlier in the year. These conditions generally affected most markets served by this operating area. Higher shipments were realized for aluminum wheels due to additional capacity at the Company's new wheel facility in Wisconsin.

     The increases in other nonaluminum sales were due to strong demand for alumina earlier in the year and, in the six-month period, carbon products. Due to subsequently deteriorating conditions in the alumina market, however, the Company announced early in the third quarter of 1996 that it has started the process to temporarily curtail 250,000 metric tons of alumina production capacity at its 1.6-million-metric-tons-per-year Texas alumina refinery. This temporary curtailment is not expected to have a material impact on future operating results and will not affect the Company's ability to meet the requirements of its primary aluminum production operations.

Costs and Expenses

     The increases in cost of products sold were due to higher costs for purchased materials, particularly in the production of alumina, and lower capacity utilization at aluminum fabricating facilities. Costs were favorably impacted by performance-improvement programs and lower outside purchases of primary aluminum due to the acquisition of an additional 25% interest in the Becancour, Quebec primary aluminum production facility in the fourth quarter of 1995.

     The declines in interest expense were due to lower effective interest rates, which were mostly offset by higher amounts of debt outstanding.

SHIPMENTS AND NET SALES- continued

Costs and Expenses- continued

     In the second quarter of 1996, the Company signed new six-year labor contracts with its major unions that represent a majority of its domestic hourly employees. Major provisions of the new agreements include wage increases of $1.15 an hour over the first five years (plus incremental increases in 1997 and 1999), enhanced pension benefits and other benefits. At the end of the fifth year, the economic provisions of the contracts will be reopened. If agreement cannot be reached, the economic provisions will be submitted to arbitration for one additional year. The Company and the unions also agreed to work cooperatively on customer requirements, business objectives and shareholder and union interests. In addition, the agreements contain broad, new provisions for employee safety, job security and influence, control and accountability in the work environment. Labor costs are expected to increase by approximately $15 million in the second half of 1996.

     In the first quarter of 1996, the Company recorded operational restructuring costs of $37 million that relate principally to employee termination costs associated with the planned closing of an aluminum beverage can plant located in Houston, Texas. The Company's strategy for its U.S. can business is to aggressively reduce costs and increase production efficiencies through modernization programs and new technologies. The closing of the Houston facility will provide the Company with annual cost savings of approximately $18 million. As a result of improved efficiencies system-wide, the Company will essentially maintain its current annual domestic aluminum beverage can production capacity. (See Note B.)

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

Taxes on Income

     The effective tax rates reflected in the statement of income differ from the U.S. federal statutory rate because of state and foreign taxes and the effects of percentage depletion allowances.

Cumulative Effect of Accounting Change

     In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. (See Note C.)


SHIPMENTS AND NET SALES- continued

Operating Outlook

     The Company continues to remain optimistic regarding favorable, long-term aluminum industry fundamentals. The Company expects aluminum demand to benefit later in the year from a strengthening U.S. economy, the beginning of a recovery in Europe and strength in Asia and Latin America. These expected improvements are coming later than the Company anticipated, however, and the deterioration in aluminum prices the Company is currently experiencing will make it difficult in the near term to achieve significant gains over current operating results.

     The Company has a number of programs underway to improve performance and reduce costs. These programs include (1) modernization of a California can plant that will improve production efficiencies; (2) process improvements in the Company's flexible packaging operations; (3) improvement of can stock production through process improvements and completion of capital projects underway; and (4) improvements at European sheet and extrusion operations. These four programs alone are expected to generate savings of approximately $5 million in the second half of 1996 and more than $50 million annually when fully implemented.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

     Working capital totaled $524 million at June 30, 1996, compared to $647 million at December 31, 1995. The ratio of current assets to current liabilities was 1.3/1 at June 30, 1996, compared to 1.5/1 at December 31, 1995.

Operating Activities

     In the first six months of 1996, cash generated from operations was mostly offset by reductions in accounts payable, accrued and other liabilities and increases in receivables.


Investing Activities

     Capital investments of $229 million in the first six months of 1996 included $89 million for operating requirements (i.e., replacement equipment, capital maintenance, environmental control projects, etc.). The remainder was for continuing performance improvement and strategic investment projects including the modernization of aluminum can and end facilities; expansions at foil, plastic film and extrusion facilities; quality improvements at a can sheet facility in Alabama; the modification and equipping of a purchased facility in Wisconsin to produce aluminum wheels that was substantially completed in the second quarter of 1996; and the acquisition of an interest in a Chinese joint venture as discussed below.

     In the second quarter of 1996, the Company acquired an interest in a joint venture in China that produces aluminum foil and extrusions. The operation, Bohai Aluminium Industries, Ltd., includes a large aluminum fabricating facility that was built in the mid-1980's and expanded later that decade. The facility manufactures aluminum foil, primarily for the food, pharmaceutical and tobacco industries, and extrusions for the automotive and building products markets.

Financing Activities

     Cash provided by financing activities in the first six months of 1996 was used to fund investing activities. The principal source of funds was from the issuance of $255 million of commercial paper at a weighted-average rate of 5.6%.

LIQUIDITY AND CAPITAL RESOURCES - continued

Financing Activities - continued

     In the first quarter of 1996, the Company entered into $400 million of interest rate swap agreements and, in the second quarter of 1996, the Company amended its $500-million revolving credit facility. (See Note E.)

Financial Outlook

     Capital investments in 1996 are expected to be between $450 and $475 million, with approximately 44% of this amount allocated for operating requirements. Remaining investments to be spent in 1996 will be for continuing expenditures for those performance improvement and strategic investment projects underway and the construction of a new wheel facility as discussed below. Capital investments in 1996 are expected to be funded with cash generated from operations, supplemented with short-term borrowings as needed. The Company plans to repay part of the short-term borrowings later in the year as economic and business conditions improve.


     In the second quarter of 1996, the Company announced plans to build a $34-million facility in Virginia to manufacture aluminum wheels. Production is expected to start in early 1997. The facility will use a manufacturing process that combines the Company's computer-controlled, flow-formed casting technology with forging to produce lightweight wheels with added styling flexibility. The facility will initially employ approximately 80 to 125 people.

     A part of the Company's strategy is to sell non-core assets and redeploy the proceeds into strategic businesses. The Company announced in the third quarter of 1996 that it intends to sell its coal properties in western Kentucky, which it acquired in the 1960's when it considered building an aluminum reduction plant in the area. The properties include surface and mineral rights on about 16,000 acres, mineral rights on an additional 32,000 acres (approximately) and varying percentages of oil and gas rights on about 6,400 of the acres. A recent study by an independent firm estimated coal reserves on the properties at approximately 280 million tons. The Company expects a gain on the sale.

     The Company believes its available financial resources, together with internally generated funds, are sufficient to meet its business needs at the present time and for the foreseeable future. The Company continues to exceed the financial ratio requirements contained in its financing arrangements and expects to do so for the foreseeable future. At June 30, 1996, $150 million of the Company's $1.65- billion shelf registration remained available for the issuance of debt securities.

RISK FACTORS

     This section should be read in conjunction with Part I, Items 1 (Business), 3 (Legal Proceedings) and 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's annual report on Form 10-K for the year ended December 31, 1995 and Part II, Item 1 (Legal Proceedings) of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996 and this report.

     This report contains (and oral communications made by or on behalf of the Company may contain) forecasts, projections, estimates, statements of management's plans and objectives for the Company and other forward-looking statements. The Company's expectations for the future and related forward-looking statements are based on a number of assumptions and forecasts as to world economic growth and other economic indicators (including rates of inflation, industrial production, housing starts and light vehicle sales), trends in the Company's key markets, global aluminum supply and demand conditions, and aluminum ingot prices, among other things. By their nature, forward-looking statements involve risk and uncertainty, and various factors could cause the Company's actual results to differ from


RISK FACTORS - continued

those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

     The Company believes aluminum industry fundamentals will improve later in 1996, although the improvement will not materialize as soon as had been earlier anticipated. The Company's outlook for improvement is based on its expectations of a strengthening U. S. economy, the beginning of a recovery in Europe, and strength in Asia and Latin America. After the current liquidation of excess inventories by customers is completed, which the Company anticipates will occur by the end of the 1996 third quarter, and barring a recession in any major world economy, the Company expects improved conditions in aluminum industry supply/demand fundamentals to continue for the next several years. The Company's outlook for growth in aluminum consumption for the remainder of this decade is an average of 4% per year. The Company expects greater use of aluminum around the world in automobiles and other light vehicles; a slowing in the growth in U.S. aluminum beverage can shipments to about 2% per year and a 5% annual increase in global shipments, with rapid growth of the aluminum beverage can market in Latin America, Asia, the Middle East, and other developing economies; and increased use of aluminum in the building and construction markets, particularly in Eastern Europe and the Commonwealth of Independent States and as a result of new construction projects in emerging markets.

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

     The following factors also could affect the Company's results:

*    Primary aluminum is an internationally traded commodity.
     The price of primary aluminum is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. The Company's strategy of being a vertically integrated producer of value-added aluminum products, and its use of contractual arrangements including fixed-price sales contracts, fixed-price supply contracts, and forward, futures and option contracts, reduces its exposure to this volatility but does not eliminate it.

* The markets for most aluminum products are highly competitive. Certain of the Company's competitors are larger than the Company in terms of total assets and operations and have greater financial resources. Certain foreign governments are involved in the operation and/or ownership of certain competitors, and may be motivated by political as well as economic considerations. In addition, aluminum competes with other materials, such as steel, vinyl, plastics and glass, among others, for various applications in the Company's key markets. Unanticipated actions or developments by or affecting the Company's competitors and/or the willingness of customers to accept substitutions for the products sold by the Company could affect results.

* The Company spends substantial capital and operating amounts relating to ongoing compliance with environmental laws. In addition, the Company is involved in remedial investigations and actions in connection with past disposal of wastes. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites, and the allocation of costs among potentially responsible parties.

RISK FACTORS - continued

* Unanticipated material legal proceedings or investigations, or the disposition of those currently pending against the Company other than as anticipated by management and counsel, could affect the Company's results.

* Changes in the costs of power, resins, caustic soda, green coke and other raw materials can affect results. A new five-year contract with the Bonneville Power Administration for the period October 1996 - September 2001 would provide a fixed rate for electrical power that is 16% less than rates now in effect for the Company's Longview, Washington and Troutdale, Oregon primary aluminum production plants. The new contract is subject to regulatory review and approval and is critical to the competitive position of those two smelters.

* The Company's key transportation and building and construction markets are cyclical, and sales to those markets in particular can be influenced by economic conditions.

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


                  PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     As previously reported in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, a private antitrust lawsuit styled Hammons v. Alcan Aluminum Corp. et al. was filed in the Superior Court of California for the County of Los Angeles on March 5, 1996 against the Registrant and other aluminum producers. Estimated damages of approximately $26 billion were sought in the lawsuit, which claims class action status. Defendants removed the case to the U.S. District Court for the Central District of California (the "District Court").
On July 1, 1996, the District Court granted summary judgment for defendants. Plaintiff filed a motion for reconsideration with the District Court, which was denied on July 16, 1996. On July 18, 1996, plaintiff filed a notice of appeal to the U.S. Court of Appeals for the 9th Circuit. The Registrant is confident that its conduct has been in compliance with the antitrust laws.

Item 5.  OTHER INFORMATION

     The following changes in the Registrant's management and Board of Directors will become effective on October 1, 1996: (a) Richard G. Holder will retire as Chairman of the Board and Chief Executive Officer and as a member of the Board of Directors; (b) Jeremiah J. Sheehan (currently President and Chief Operating Officer and a member of the Board of Directors) will succeed Mr. Holder as Chairman of the Board and Chief Executive Officer, the office of President and Chief Operating Officer to remain vacant;
(c) Randolph N. Reynolds (currently Vice Chairman and a member of the Board of Directors) and J. Wilt Wagner (currently Executive Vice President, Raw Materials, Metals and Industrial Products) each will become Vice Chairman and Executive Officer; and (d) Mr. Wagner will become a member of the Board of Directors.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the second quarter of 1996.


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY




   By  Allen M. Earehart
       Allen M. Earehart
       Vice President, Controller
       (Chief Accounting Officer)



DATE:    August 13, 1996


                       INDEX TO EXHIBITS


      EXHIBIT 2     -    None

   *  EXHIBIT 3.1   -    Restated Certificate of Incorporation,
                         as amended to the date hereof.
                         (Registration Statement No. 333-00929 on
                         Form S-8, dated February 14, 1996,
                         EXHIBIT 4.1)

   *  EXHIBIT 3.2   -    By-Laws, as amended to the date hereof.
                         (File No. 1-1430, Form 10-Q Report for
                         the Quarter Ended March 31, 1996,
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

_______________________
*Incorporated by reference.

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

   *  EXHIBIT 4.14  -    By-Laws of REYCAN, as amended to the date
                         hereof.  (File No. 1-1430, 1995 Form 10-
                         K Report, EXHIBIT 4.14)

   *  EXHIBIT 4.15  -    Articles of Incorporation of Societe
                         Canadienne de Metaux Reynolds,
                         Ltee/Canadian Reynolds Metals Company,
                         Ltd. ("CRM"), as amended to the date
                         hereof.  (File No. 1-1430, 1995 Form 10-
                         K Report, EXHIBIT 4.15)

   *  EXHIBIT 4.16  -    By-Laws of CRM, as amended to the date
                         hereof.  (File No. 1-1430, 1995 Form 10-
                         K Report, EXHIBIT 4.16)

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

_______________________
*Incorporated by reference.

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

   *  EXHIBIT 10.10 -    Retirement Plan for Outside Directors.
                         (File No. 1-1430, 1986 Form 10-K Report,
                         EXHIBIT 10.10)

   *  EXHIBIT 10.11 -    Death Benefit Plan for Outside Directors.
                         (File No. 1-1430, 1986 Form 10-K Report,
                         EXHIBIT 10.11)

   *  EXHIBIT 10.12 -    Form of Indemnification Agreement for
                         Directors and Officers.  (File No. 1-
                         1430, Form 8-K Report dated April 29,
                         1987, EXHIBIT 28.3)

   *  EXHIBIT 10.13 -    Form of Executive Severance Agreement between
                         Reynolds Metals Company and key
                         executive personnel, including each of
                         the individuals listed in Item 4A of the Reynolds Metals Company 1995 Form 10-K
                         Report.  (File No. 1-1430, 1987 Form 10-
                         K Report, EXHIBIT 10.18)

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

____________________________
*  Incorporated by reference.

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

____________________________
*  Incorporated by reference.


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

   *  EXHIBIT 10.39 -    Reynolds Metals Company 1996
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 333-03947 on
                         Form S-8, dated May 17, 1996, EXHIBIT
                         4.6)

   *  EXHIBIT 10.40 -    Amendment to Reynolds Metals Company
                         1992 Nonqualified Stock Option Plan
                         effective January 1, 1993.
                         (Registration Statement No. 333-03947 on
                         Form S-8, dated May 17, 1996, EXHIBIT
                         99)

      EXHIBIT 10.41 -    Form of Stock Option Agreement, as approved
                         May 17, 1996 by the Compensation
                         Committee of the Company's Board of
                         Directors

____________________________
 * Incorporated by reference.


      EXHIBIT 10.42 -    Form of Three Party Stock Option Agreement,
                         as approved May 17, 1996 by the
                         Compensation Committee of the Company's
                         Board of Directors

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