Form 10-Q
period 1996-09-30
REYNOLDS METALS CO
filed 1996-11-13
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 1996

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












Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of October 31, 1996, the Registrant had 63,683,734 shares of
Common Stock, no par value, outstanding and entitled to vote.

                                PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
----------------------------------------------------------------------------------------------------
                                                        Quarters ended          Nine months ended
                                                         September 30              September 30
----------------------------------------------------------------------------------------------------
(In millions, except per share amounts)                1996        1995         1996         1995
----------------------------------------------------------------------------------------------------
Revenues
Net sales                                             $1,751      $1,841       $5,236       $5,356
Equity, interest and other income                          6           4           31           24
----------------------------------------------------------------------------------------------------
                                                       1,757       1,845        5,267        5,380
----------------------------------------------------------------------------------------------------

Costs and expenses
Cost of products sold                                  1,493       1,461        4,392        4,266
Selling, administrative and general expenses             106         112          322          326
Provision for depreciation and amortization               81          76          241          229
Interest - principally on long-term obligations           39          42          123          129
Operational restructuring costs                            -           -           37            -
----------------------------------------------------------------------------------------------------
                                                       1,719       1,691        5,115        4,950
----------------------------------------------------------------------------------------------------

Income before income taxes and cumulative effect
 of accounting change                                     38         154          152          430
Taxes on income                                           12          42           49          125
----------------------------------------------------------------------------------------------------

Income before cumulative effect of accounting change      26         112          103          305
Cumulative effect of accounting change                     -           -          (15)           -
----------------------------------------------------------------------------------------------------


Net income                                                26         112           88          305
Preferred stock dividends                                  9           9           27           27
----------------------------------------------------------------------------------------------------

Net income available to common shareholders            $  17       $ 103        $  61        $ 278
====================================================================================================

Earnings per share
Average shares outstanding                                64          72           64           73
Income before cumulative effect of accounting change   $0.26       $1.56        $1.19        $4.20
Cumulative effect of accounting change                     -           -        (0.24)           -
----------------------------------------------------------------------------------------------------
Net income                                             $0.26       $1.56        $0.95        $4.20
====================================================================================================

Cash dividends per common share                        $0.35       $0.30        $1.05        $0.85
----------------------------------------------------------------------------------------------------

See notes beginning on page 5.

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
----------------------------------------------------------------------------------------------------

                                                   September 30      December 31
----------------------------------------------------------------------------------------------------
(In millions)                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Current assets
 Cash and cash equivalents                            $    22           $    39
 Receivables, less allowances of $22 (1995 - $20)       1,043             1,043
 Inventories                                              837               891
 Prepaid expenses                                          53                41
----------------------------------------------------------------------------------------------------
   Total current assets                                 1,955             2,014
Unincorporated joint ventures and associated companies  1,332             1,286
Property, plant and equipment                           6,756             6,600
Less allowances for depreciation and amortization       3,536             3,377
----------------------------------------------------------------------------------------------------
                                                        3,220             3,223
Deferred taxes and other assets                         1,221             1,217
----------------------------------------------------------------------------------------------------

 Total assets                                          $7,728            $7,740
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable, accrued and other liabilities       $1,080            $1,155
 Short-term borrowings                                    254               111
 Long-term debt                                           140               101
----------------------------------------------------------------------------------------------------
   Total current liabilities                            1,474             1,367
Long-term debt                                          1,806             1,853
Postretirement benefits                                 1,199             1,213
Environmental, deferred taxes and other liabilities       646               690
Stockholders' equity
 Preferred stock                                          505               505
 Common stock                                             945               941
 Retained earnings                                      1,250             1,256
 Cumulative currency translation adjustments              (34)              (22)
 Pension liability adjustment                             (63)              (63)
----------------------------------------------------------------------------------------------------
   Total stockholders' equity                           2,603             2,617
----------------------------------------------------------------------------------------------------

 Total liabilities and stockholders' equity            $7,728            $7,740
====================================================================================================

See notes beginning on page 5.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended
                                                                                    September 30
----------------------------------------------------------------------------------------------------
(In millions)                                                                     1996       1995
----------------------------------------------------------------------------------------------------
Operating activities
Net Income                                                                        $  88      $ 305
Adjustments to reconcile to net cash provided by (used in) operating activities:
 Depreciation and amortization                                                      241        229
 Operational restructuring costs                                                     37          -
 Cumulative effect of accounting change                                              15          -
 Changes in operating assets and liabilities net of effects from acquisitions & dispositions:
     Accounts payable, accrued and other liabilities                                (71)      (178)
     Receivables                                                                     (7)      (105)
     Inventories                                                                     50        (95)
     Other                                                                         (109)       (29)
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           244        127

Investing activities
Capital investments:
 Operational                                                                       (135)      (156)
 Strategic                                                                         (134)      (129)
 Investments                                                                        (51)       (45)
Maturities of investments in debt securities                                          -         65
Other investing activities - net                                                     13         31
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (307)      (234)

Financing activities
Increase (decrease) in short-term borrowings                                        145         (9)
Cash dividends paid                                                                 (94)       (77)
Proceeds from (repayments of) long-term obligations and other - net                  (5)        72
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                  46        (14)

Cash and cash equivalents
Net decrease                                                                        (17)      (121)
At beginning of period                                                               39        308
----------------------------------------------------------------------------------------------------

At end of period                                                                   $ 22      $ 187
====================================================================================================

See notes beginning on page 5.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Quarters and Nine Months Ended September 30, 1996 and 1995



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

Note B - Inventories

Costs decreased $10 million in the third quarter of 1996 and $15 million in the nine months of 1996 resulting from the liquidation of certain last-in, first-out (LIFO) inventories carried at lower costs prevailing in prior years as compared with current costs.

Note C - Operational Restructuring Costs

In the first quarter of 1996, the Company recorded operational restructuring costs of $37 million (pre-tax) that relate principally to employee termination costs associated with the planned closing of the Company's aluminum beverage can plant located in Houston, Texas. The facility's 1.4-billion-can annual capacity was determined to be in excess of the Company's domestic customer needs due to productivity gains within the Company's can-making system and slower overall growth in the domestic demand for cans. Operations at the facility will cease at the end of 1996, at which time the Company intends to transfer some equipment to other of its domestic and international can operations and sell the plant and property.

Note D -  Cumulative Effect of Accounting Change

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

Note E - Earnings per share

In the third quarter and nine months of 1996, earnings per share equals net income, minus dividends on the Company's preferred stock ("PRIDES"), divided by the weighted-average number of common shares outstanding during the period. In the third quarter and nine months of 1995, earnings per share equals net income divided by the weighted-average number of common shares and common share equivalents outstanding during the period. The number of common share equivalents outstanding was based on the assumed conversion of the PRIDES. For the purpose of this computation, the respective conversion rates of common stock for each share of PRIDES (0.82 share in the third quarter and 0.88 share in the nine month period of 1995) were based on the average market value of the Company's common stock ($60.37 in the third quarter and $53.48 in the nine-month period of 1995). Common share equivalents relating to the PRIDES were not included in the third quarter or nine months of 1996 since their effect would have been anti-dilutive.

Note F - Financing arrangements

In the first quarter of 1996, the Company entered into $400 million of interest rate swap agreements, which effectively convert a portion of its debt (principally medium-term notes) from fixed rate to variable rate. Under these agreements, payments are received based on a fixed rate (6.0%) and made based on a variable rate (5.8% at September 30, 1996). These arrangements mature in 2001. The variable rate is based on the London Interbank Offer Rate.

In the second quarter of 1996, the Company amended its $500-million revolving credit facility to extend the term and lower the cost. The expiration date was extended from 2000 to 2001. The annual commitment fee on the facility was lowered from .125% to .10%. No amounts were outstanding under the facility at September 30, 1996.

Note G - Contingent liabilities

As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1995, the Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party, with others, at various Environmental Protection Agency-designated Superfund sites. The Company has recorded amounts which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise. Based on information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to future quarterly or annual results of operations.

Note H - Canadian Reynolds Metals Company, Ltd. and Reynolds
Aluminum Company of Canada, Ltd.

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

Note H - Canadian Reynolds Metals Company, Ltd. and Reynolds
Aluminum Company of Canada, Ltd. - continued

Canadian Reynolds Metals Company, Ltd.
                        Quarters ended September 30        Nine Months ended September 30
                      -------------------------------    ----------------------------------
                           1996            1995                 1996             1995
                      -------------------------------    ----------------------------------
Net Sales:
 Customers                 $ 53            $ 89                 $159             $192
 Parent company             140             139                  463              495
                      -------------------------------    ----------------------------------
                            193             228                  622              687

Cost of products sold       172             161                  505              463

Net income                  $ 7            $ 50                 $ 59             $156


                                                    September 30          December 31
                                                        1996                  1995
                                                 ------------------    -----------------
Current assets                                          $185                  $112
Noncurrent assets                                      1,242                 1,266
Current liabilities                                      (64)                  (91)
Noncurrent liabilities                                  (612)                 (617)

Reynolds Aluminum Company of Canada, Ltd.

                        Quarters ended September 30        Nine Months ended September 30
                      -------------------------------    ----------------------------------
                            1996           1995                 1996             1995
                      -------------------------------    ----------------------------------
Net Sales:
 Customers                  $133           $161                 $392             $410
 Parent company              119            125                  396              444
                      -------------------------------    ----------------------------------
                             252            286                  788              854

Cost of products sold        226            215                  662              608

Net income                   $ 8           $ 52                 $ 55             $161


                                                      September 30          December 31
                                                          1996                 1995
                                                    ----------------      ----------------
Current assets                                            $236                 $221
Noncurrent assets                                        1,386                1,407
Current liabilities                                       (130)                (199)
Noncurrent liabilities                                    (639)                (632)

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

     Management's Discussion and Analysis contains forecasts, projections, estimates, statements of management's plans and objectives for the Company and other forward-looking statements. Please refer to the "Risk Factors" section beginning on page 14, where the Company has summarized factors that could cause actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

RESULTS OF OPERATIONS

     The Company earned net income of $26 million ($0.26 per share) and $88 million ($0.95 per share) in the third quarter and nine months of 1996, respectively, compared to net income of $112 million ($1.56 per share) in the third quarter of 1995 and $305 million ($4.20 per share) in the nine months of 1995. The 1996 results included favorable after-tax effects from LIFO inventory liquidations of $6 million ($0.10 per share) and $9 million ($0.15 per share) for the third quarter and nine month periods, respectively. The results for the first nine months of 1996 also included after-tax charges of $38 million ($0.60 per share) for the effects of a restructuring charge and an accounting change recorded in the first quarter of 1996. (See Notes C and D.)

     The Company's results for the third quarter and nine months were affected by lower realized prices for primary aluminum (approximately 19% lower than the 1995 third quarter), as well as price declines in a number of fabricated products. The Company's results reflect softness in the overall global aluminum market, primarily attributable to the soft landing in the U.S. economy and weakness in Europe and other areas, that has caused end users to liquidate excess inventories. Other factors affecting results include higher costs for certain raw materials; severe winter weather conditions earlier in the year that resulted in facility curtailments and lower volumes; and reduced shipping levels in the aluminum beverage can and can sheet businesses.

RESULTS OF OPERATIONS - continued

Shipments and Net Sales
                                                           Third Quarter
                                       --------------------------------------------------------
                                                  1996                        1995
                                         Shipments    Net Sales      Shipments     Net Sales
                                       --------------------------------------------------------
Finished Products and Other sales
 Packaging and containers:
   Aluminum                                   88         $463           92            $479
   Nonaluminum                                            155                          138
 Other aluminum                               44          146           40             147
 Other nonaluminum                                        127                          131
                                       --------------------------------------------------------
                                             132          891          132             895
                                       --------------------------------------------------------
Production and Processing
 Primary aluminum                            109          172          109             212
 Sheet and plate                              89          278           96             324
 Extrusions                                   49          170           46             185
 Other aluminum                               41          119           45             122
 Other nonaluminum                                        121                          103
                                       --------------------------------------------------------
                                             288          860          296             946
                                       --------------------------------------------------------
Total                                        420       $1,751          428          $1,841
                                       ========================================================

Average realized price per pound:
 Fabricated aluminum products                           $1.81                        $1.91
 Primary aluminum                                       $0.72                        $0.89

                                                            Nine Months
                                       --------------------------------------------------------
                                                  1996                        1995
                                         Shipments    Net Sales      Shipments     Net Sales
                                       --------------------------------------------------------
Finished Products and Other sales
 Packaging and containers:
   Aluminum                                  267       $1,403          275          $1,391
   Nonaluminum                                            434                          395
 Other aluminum                              123          421          125             445
 Other nonaluminum                                        393                          388
                                       --------------------------------------------------------
                                             390        2,651          400           2,619
                                       --------------------------------------------------------
Production and Processing
 Primary aluminum                            290          485          248             504
 Sheet and plate                             280          875          308           1,013
 Extrusions                                  152          528          154             585
 Other aluminum                              123          359          136             373
 Other nonaluminum                                        338                          262
                                       --------------------------------------------------------
                                             845        2,585          846           2,737
                                       --------------------------------------------------------
Total                                      1,235       $5,236        1,246          $5,356
                                       ========================================================
Average realized price per pound:
 Fabricated aluminum products                           $1.81                        $1.83
 Primary aluminum                                       $0.76                        $0.92

Finished Products and Other Sales

     Shipments of aluminum packaging and containers in both 1996 periods were slightly lower principally due to decreased shipments of aluminum beverage cans. Aluminum beverage can shipments decreased because of reduced beer can volumes and lower export sales to Latin America as the Company's partially owned new facilities there start operations. Higher shipments of laminated aluminum foil were realized in the nine-month period of 1996 due to the acquisition of a laminated aluminum products plant in the second quarter of 1995. Shipments of other foil products, especially REYNOLDS WRAP aluminum foil, were higher in both periods due to strong demand.

     Other aluminum product shipments were lower in the nine-month period of 1996 due to severe winter weather conditions experienced earlier in the year. These conditions adversely affected the Company's distribution business, which was also affected by lower activity in the transportation market, especially for trucks and trailers. Shipments of other aluminum products by the distribution business generally improved in the third quarter of 1996. Construction product shipments, benefiting from improved weather conditions in the second and third quarters of 1996, were slightly higher in the nine-month period due to the opening of new distribution centers.

     In addition to reflecting the effect of aluminum volume changes described above, the decline in net sales for Finished Products and Other Sales in the third quarter of 1996 was due to lower prices for distributor products (aluminum and stainless steel). The deterioration in pricing for distributor products was due to intense competition from foreign suppliers, especially for aluminum plate and stainless steel. These effects were mostly offset by higher nonaluminum sales for construction products (principally residential vinyl siding), can machinery and plastic packaging. The increase in sales of can machinery was due to demand for technologically advanced machines and sales to expanding can operations in Latin America. The increase in sales of plastic packaging resulted from the acquisition of a flexible packaging operation in the fourth quarter of 1995.

     The increase in net sales in the nine-month period resulted from higher prices for aluminum beverage cans and foil products (especially REYNOLDS WRAP aluminum foil) and higher nonaluminum sales for construction products, can machinery, plastic packaging and printing cylinders. The increase in sales of printing cylinders was due to the acquisition of a printing cylinder engraving company in the second quarter of 1995. These effects were somewhat offset by the lower aluminum shipping volumes and lower prices for distributor products (aluminum and stainless steel).


Production and Processing

     Primary aluminum shipments fluctuate from period to period because of variations in internal requirements and changes in customer demand for value-added foundry ingot and billet. The acquisition of an additional 25% interest in the Becancour, Quebec primary aluminum production facility in the fourth quarter of 1995 contributed to the increase in primary aluminum shipments in the nine-month period of 1996, in addition to providing primary aluminum for use in the Company's fabricating operations. Weak economic conditions and the liquidation of excess inventories has led to decreases in average realized prices for primary aluminum.

     Most other products in this operating group realized declines in shipments and prices in both periods because of factors described under "Results of Operations," and for the nine-month period, the severe winter weather experienced earlier in the year. These conditions generally affected most markets served by this operating group. In addition, shipments of recycled aluminum were lower due to greater internal consumption by fabricating operations resulting principally from operational improvements in can stock production. Higher shipments were realized for aluminum wheels due to additional capacity at the Company's new wheel facility in Wisconsin and for electrical rod due to increased demand. The increases in other nonaluminum sales were due to improved demand in 1996 compared to 1995 for carbon products and alumina.

RESULTS OF OPERATIONS - continued

Equity, Interest and Other Income

     Improved operations at Latin American aluminum beverage can and wheel facilities resulted in an increase in equity, interest and other income in both periods. Lower interest income from a reduction in invested funds somewhat offset these increases.

Costs and Expenses

     Cost of products sold increased because of higher costs for purchased materials, lower capacity utilization at aluminum fabricating facilities and higher labor costs due to new contracts as discussed below. Costs were favorably impacted by continuous improvement efforts, the favorable effects of LIFO inventory liquidations (see Note B), lower costs for outside purchases of aluminum and lower quantities of outside purchases of primary aluminum (due to the acquisition of an additional 25% interest in the Becancour, Quebec primary aluminum production facility in the fourth quarter of 1995).

     The declines in interest expense resulted from lower effective interest rates and higher amounts of capitalized interest. These benefits were mostly offset by higher amounts of debt outstanding.

     The declines in selling, administrative and general expenses were generally caused by a lower level of business activity.

     The Company's shipments of alumina were greater in 1996 compared to 1995 despite deteriorating conditions in the alumina market. Because of these deteriorating conditions, the Company temporarily curtailed 250,000 metric tons of alumina production capacity at its 1.6-million-metric-tons-per-year Texas alumina refinery in the third quarter of 1996. This temporary curtailment is not expected to have a material impact on future operating results and will not affect the Company's ability to meet the requirements of its primary aluminum production operations.

     In the second quarter of 1996, the Company signed new six-year labor contracts with its major unions that represent a majority of its domestic hourly employees. Major provisions of the new agreements include wage increases of $1.15 an hour over the first five years (plus incremental increases in 1997 and 1999), enhanced pension and other benefits. At the end of the fifth year, the economic provisions of the contracts will be reopened. If agreement cannot be reached, the economic provisions will be submitted to arbitration for one additional year. The Company and the unions also agreed to work cooperatively on customer requirements, business objectives and shareholder and union interests. In addition, the agreements contain broad, new provisions for employee safety, job security, and influence, control and accountability in the work environment.

     In the first quarter of 1996, the Company recorded operational restructuring costs of $37 million (pre-tax) that relate principally to employee termination costs associated with the planned closing of an aluminum beverage can plant in Houston, Texas. The Company's current strategy for its U.S. can business is to aggressively reduce costs and increase production efficiencies through modernization programs and new technologies. The closing of the Houston facility will provide the Company with annual cost savings of approximately $18 million. As a result of improved efficiencies system-wide, the Company will essentially maintain its current annual domestic aluminum beverage can production capacity. (See Note C.)

RESULTS OF OPERATIONS - continued

Costs and Expenses - continued

     On a quarterly basis, the Company updates the status of all significant existing or potential environmental issues, develops or revises cost estimates to satisfy known remediation requirements, and adjusts its accruals accordingly. Based on information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, it is not possible to predict the amount or timing of future costs of environmental requirements which may subsequently be determined. Such costs could be material to future quarterly or annual results of operations.

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

Taxes on Income

     The effective tax rates reflected in the statement of income differ from the U.S. federal statutory rate because of state and foreign taxes and the effects of percentage-depletion allowances.

Cumulative Effect of Accounting Change

     In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. (See Note D.)

Operating Outlook

     The deterioration in aluminum prices the Company and the aluminum industry are currently experiencing will make it difficult in the near term to achieve significant gains over current operating results. The Company believes the inventory liquidation process that has plagued the aluminum industry throughout 1996 is substantially complete. The current buildup of worldwide aluminum inventories (principally at London Metal Exchange warehouses) appears to be demand-related as users of aluminum products (as well as producers) are learning to operate with leaner inventories.

     The Company's short-term goals will be to concentrate on operational excellence and improving its financial position. The Company has set a goal to improve pre-tax performance in 1997 by approximately $100 million, excluding the effect of price changes. All of the Company's businesses are developing plans to contribute to this goal. Operational improvements and modernizations are already underway in the aluminum beverage can, flexible packaging, can stock production and European sheet and extrusion businesses.

     The Company continues to remain optimistic regarding favorable, long-term aluminum industry fundamentals. Consensus expectations for next year indicate global economic growth of 3% with aluminum consumption growing approximately 5%. If these expectations are met, aluminum supply/demand should be in much better balance and worldwide aluminum inventories should be reduced substantially.




LIQUIDITY AND CAPITAL RESOURCES

Working Capital

     Working capital totaled $481 million at September 30, 1996, compared to $647 million at December 31, 1995. The ratio of current assets to current liabilities was 1.3/1 at September 30, 1996, compared to 1.5/1 at December 31, 1995.

Operating Activities

     In the first nine months of 1996, cash generated from operations was used to fund investing activities.

Investing Activities

     Capital investments totaling $320 million in the first nine months of 1996 included $135 million for operating requirements (i.e., replacement equipment, capital maintenance, environmental control projects, etc.). The remainder was for continuing performance improvement and strategic investment projects including the modernization of aluminum beverage can facilities; expansions at foil, plastic film and extrusion facilities; quality improvements at a can sheet facility in Alabama; the modification and equipping of a purchased facility in Wisconsin to produce aluminum wheels that was substantially completed in the second quarter of 1996; and, as discussed below, the acquisition of an interest in a Chinese joint venture and the construction of a new wheel facility in Virginia.

     In the second quarter of 1996, the Company acquired an interest in a joint venture in China that produces aluminum foil and extrusions. The operation, Bohai Aluminium Industries, Ltd., includes a large aluminum fabricating facility that was built in the mid-1980's and expanded later that decade. The facility manufactures aluminum foil, primarily for the food, pharmaceutical and tobacco industries, and extrusions for the automotive and construction products markets.

     In the third quarter of 1996, the Company began construction of a $34-million facility in Virginia to manufacture aluminum wheels. Production is expected to start in early 1997. The facility will use a manufacturing process that combines the Company's computer-controlled, flow-formed casting technology with forging to produce lightweight wheels with added styling flexibility. The facility will initially employ approximately 80 to 125 people.

Financing Activities

     Cash provided by financing activities in the first nine months of 1996 was used to fund investing activities. The principal source of funds was from the issuance of $130 million of commercial paper at a weighted-average rate of 5.6%.

     In the first quarter of 1996, the Company entered into $400 million of interest rate swap agreements and, in the second quarter of 1996, the Company amended its $500-million revolving credit facility. (See Note F.)

Financial Outlook

     Capital investments in 1996 are expected to be $450 million, with approximately 46% of this amount allocated for operating requirements. Remaining expenditures in 1996 will be for those performance improvement and strategic investment projects underway and are expected to be funded with cash generated from operations, supplemented with short-term borrowings as needed.



LIQUIDITY AND CAPITAL RESOURCES - continued

Financial Outlook - continued

     The Company announced previously that it intends to sell its coal properties in western Kentucky. The Company has determined that it will postpone indefinitely any sale of those properties pending resolution of bankruptcy proceedings (and related matters) with respect to a third party operator, which holds a lease over, and conducts mining operations on, a significant portion of such properties.

     The Company believes its available financial resources, together with internally generated funds, are sufficient to meet its business needs at the present time and for the foreseeable future. The Company continues to exceed the financial ratio requirements contained in its financing arrangements and expects to do so for the foreseeable future. At September 30, 1996, $150 million of the Company's $1.65-billion shelf registration remained available for the issuance of debt securities.

     For the longer term, the Company is reviewing all of its businesses with a view to the possibility, among other things, of spin-offs, divestitures, recapitalizations, the forming of strategic alliances to increase scale, or retention of a business and funding its growth.

 ====================================================================
| RISK FACTORS                                                       |
|                                                                    |
|     This section should be read in conjunction with Part I,        |
| Items 1 (Business), 3 (Legal Proceedings) and 7 (Management's | | Discussion and Analysis of Financial Condition and Results of | | Operations) of the Company's 1995 Form 10-K and Part II, Item 1 | | (Legal Proceedings) of the Company's reports on Form 10-Q for the |
| first and second quarters of 1996.                                 |
|                                                                    |
|     This report contains (and oral communications made by or on    |
| behalf of the Company may contain) forecasts, projections,         |
| estimates, statements of management's plans and objectives for | | the Company and other forward-looking statements. The Company's |
| expectations for the future and related forward-looking            |
| statements are based on a number of assumptions and forecasts as | | to world economic growth and other economic indicators (including | | rates of inflation, industrial production, housing starts and | | light vehicle sales), trends in the Company's key markets, global | | aluminum supply and demand conditions, and aluminum ingot prices, | | among other things. By their nature, forward-looking statements | | involve risk and uncertainty, and various factors could cause the |
| Company's actual results to differ materially from those           |
| projected in a forward-looking statement or affect the extent to   |
| which a particular projection is realized.                         |
|                                                                    |
|      The improvement in aluminum industry fundamentals that had    |
| been anticipated for 1996 has not materialized, and the            |
| deterioration in prices that the Company and the aluminum          |
| industry have experienced will make it difficult to achieve any | | improvement in operating results for the balance of the year. |
| These conditions may continue for the next several months.         |
| Thereafter, barring a recession in any major world economy, the    |
| Company expects improved conditions in aluminum industry           |
| supply/demand fundamentals that will continue for the next         |
| several years. Consensus expectations for next year indicate | | global economic growth of 3% with aluminum consumption growing | | approximately 5%. The Company's outlook for growth in aluminum | | consumption for the remainder of this decade is an average of 4% | | per year. The Company expects greater use of aluminum around the | | world in automobiles and other light vehicles; a slowing in the | | growth in U.S. aluminum beverage can shipments to about 2% per | | year and a 5% annual increase in global shipments, with rapid | | growth of the aluminum beverage can market in Latin America, |
| Asia, the Middle East, and other developing  economies; and        |
| increased use of                                                   |
 ====================================================================

 ====================================================================
| RISK FACTORS - continued                                           |
|                                                                    |
| aluminum in the building and construction markets, particularly | | in Eastern Europe and the Commonwealth of Independent States and | | as a result of new construction projects in emerging markets. |

|                                                                    |
| Economic and/or market conditions other than as forecast by | | the Company in the preceding paragraph, particularly in the U.S., | | Japan and Germany (which are large consumers of aluminum) and in | | Latin America, could cause the Company's actual results to differ | | materially from those projected in a forward-looking statement or | | affect the extent to which a particular projection is realized. |
|                                                                    |
|     The following factors also could affect the Company's          |
| results:                                                           |
|                                                                    |
| * Primary aluminum is an internationally traded commodity.         |
| The price of primary aluminum is subject to worldwide market | | forces of supply and demand and other influences. Prices can be | | volatile. The Company's current strategy of being a vertically | | integrated producer of value-added aluminum products, and its use|
|   of contractual arrangements including fixed-price sales          |
| contracts, fixed-price supply contracts, and forward, futures and| | option contracts, reduces its exposure to this volatility but |
|   does not eliminate it.                                           |
|                                                                    |
| * The markets for most aluminum products are highly                |
| competitive. Certain of the Company's competitors are larger | | than the Company in terms of total assets and operations and have| | greater financial resources. Certain foreign governments are |
|   involved in the operation and/or ownership of certain            |
|   competitors, and may be motivated by political as well as        |
| economic considerations. In addition, aluminum competes with | | other materials, such as steel, vinyl, plastics and glass, among | | others, for various applications in the Company's key markets. |
|   Unanticipated actions or developments by or affecting the        |
|   Company's competitors and/or the willingness of customers to     |
|   accept substitutions for the products sold by the Company could  |
|   affect results.                                                  |
|                                                                    |
| * The Company spends substantial capital and operating amounts | | relating to ongoing compliance with environmental laws. In | | addition, the Company is involved in remedial investigations and | | actions in connection with past disposal of wastes. Estimating |
|   future environmental compliance and remediation costs is         |
| imprecise due to the continuing evolution of environmental laws | | and regulatory requirements, the availability and application of | | technology, the identification of currently unknown remediation | | sites, and the allocation of costs among potentially responsible |
|   parties.                                                         |
|                                                                    |
| * Unanticipated material legal proceedings or investigations, | | or the disposition of those currently pending against the Company| | other than as anticipated by management and counsel, could affect|
|   the Company's results.                                           |
|                                                                    |
| * Changes in the costs of power, resins, caustic soda, green       |
| coke and other raw materials can affect results. A new five-year| | contract with the Bonneville Power Administration for the period | | October 1996 - September 2001 will provide a fixed rate for | | electrical power that is 16% less than rates previously in effect| | for the Company's Longview, Washington and Troutdale, Oregon | | primary aluminum production plants. The new contract is subject |
|   to regulatory review and approval.                               |
|                                                                    |
| * The Company's key transportation and building and                |
|   construction markets are cyclical, and sales to those markets in |
|   particular can be influenced by economic conditions.             |
 ====================================================================

 ====================================================================
| RISK FACTORS - continued                                           |
|                                                                    |
| * A strike at a customer facility supplied by the Company          |
|   could affect the Company's results.                              |
|                                                                    |
| * The Company has begun a portfolio review of all of its           |
|   operations and businesses.  The Company is considering           |
|   alternatives including, among other things, asset sales, spin-   |
|   offs, recapitalizations and formation of strategic alliances.    |
|   The timing, nature and magnitude of the actions, if any, that    |
|   will be taken are not certain.  Such actions, if taken, could    |
|   affect the Company's results and ongoing operating performance.  |
|                                                                    |
| In addition to the factors referred to above, the Company is | | exposed to general financial, political, economic and business | | risks in connection with its worldwide operations. The Company | | continues to evaluate and manage its operations in a manner to | | mitigate the effects from exposure to such risks. In general, |
| the Company's expectations for the future are based on the         |
| assumption that conditions relating to costs, currency values, | | competition and the legal, regulatory, financial, political and | | business environments in the economies and markets in which the |
| Company operates will not change significantly overall.            |
 ====================================================================


                  PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the third quarter of 1996.


                           SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       REYNOLDS METALS COMPANY



   By  Allen M. Earehart
       Allen M. Earehart
       Vice President, Controller
       (Chief Accounting Officer)




DATE:  November 13, 1996


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


_______________________
*Incorporated by reference.

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



_______________________
*Incorporated by reference.



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


____________________________
*  Incorporated by reference.

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


____________________________
*  Incorporated by reference.

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

____________________________
 * Incorporated by reference.

    *  EXHIBIT 10.41 -   Form of Stock Option Agreement, as approved
                         May 17, 1996 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended June 30,
                         1996, EXHIBIT 10.41)

    *  EXHIBIT 10.42 -   Form of Three Party Stock Option Agreement,
                         as approved May 17, 1996 by the
                         Compensation Committee of the Company's
                         Board of Directors.  (File No. 1-1430,
                         Form 10-Q Report for the Quarter Ended
                         June 30, 1996, EXHIBIT 10.42)

       EXHIBIT 10.43 -   Stock Option Agreement dated August 30, 1996
                         between Reynolds Metals Company and
                         Jeremiah J. Sheehan

       EXHIBIT 10.44 -   Amendment to Deferred Compensation Plan
                         for Outside Directors effective August
                         15, 1996

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