Form 10-K
period 1996-12-31
REYNOLDS METALS CO
filed 1997-03-21
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

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

As of February 25, 1997:

(a) the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $3.9 billion*.

(b) the Registrant had 72,901,274 shares of Common Stock outstanding and entitled to vote.


               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 1997 - Part III

__________________
* For this purpose, "nonaffiliates" are deemed to be persons other than directors, officers and persons owning beneficially more than five percent of the voting stock.

                              NOTE

In accordance with the Securities and Exchange Commission's requirements, we will furnish copies of the remaining exhibits listed below upon payment of a fee of 10 cents per page. Please remit the proper amount with your request to:

                    Secretary
                    Reynolds Metals Company
                    P.O. Box 27003
                    Richmond, Virginia 23261-7003

Exhibits have the following number of pages:

     EXHIBIT 3.1      87          EXHIBIT 10.14    2
     EXHIBIT 3.2      21          EXHIBIT 10.15    1
     EXHIBIT 4.1      71          EXHIBIT 10.16    1
     EXHIBIT 4.2      16          EXHIBIT 10.17    4
     EXHIBIT 4.3     165          EXHIBIT 10.18    3
     EXHIBIT 4.4       6          EXHIBIT 10.19    3
     EXHIBIT 4.5      74          EXHIBIT 10.20    3
     EXHIBIT 4.6       2          EXHIBIT 10.21    3
     EXHIBIT 4.7       2          EXHIBIT 10.22    2
     EXHIBIT 4.8       2          EXHIBIT 10.23    1
     EXHIBIT 4.9       2          EXHIBIT 10.24   10
     EXHIBIT 4.10     10          EXHIBIT 10.25   10
     EXHIBIT 4.11     14          EXHIBIT 10.26   13
     EXHIBIT 4.12      9          EXHIBIT 10.27    6
     EXHIBIT 4.13     36          EXHIBIT 10.28    2
     EXHIBIT 4.14     24          EXHIBIT 10.29    2
     EXHIBIT 4.15     18          EXHIBIT 10.30    1
     EXHIBIT 4.16     24          EXHIBIT 10.31    3
     EXHIBIT 4.17     89          EXHIBIT 10.32    3
     EXHIBIT 4.18      7          EXHIBIT 10.33    2
     EXHIBIT 4.19     12          EXHIBIT 10.34   10
     EXHIBIT 10.1     21          EXHIBIT 10.35   10
     EXHIBIT 10.2     16          EXHIBIT 10.35   10
     EXHIBIT 10.3     19          EXHIBIT 10.37   10
     EXHIBIT 10.4      7          EXHIBIT 10.38    1
     EXHIBIT 10.5      2          EXHIBIT 10.39    2
     EXHIBIT 10.6      7          EXHIBIT 10.40    5
     EXHIBIT 10.7      6          EXHIBIT 10.41    9
     EXHIBIT 10.8     10          EXHIBIT 10.42    1
     EXHIBIT 10.9     14          EXHIBIT 10.43    1
     EXHIBIT 10.10     7          EXHIBIT 21       1
     EXHIBIT 10.11     7          EXHIBIT 23       1
     EXHIBIT 10.12    12          EXHIBIT 24      31
     EXHIBIT 10.13    13          EXHIBIT 27       1


                        TABLE OF CONTENTS

                             PART I
ITEM                                                         PAGE

 1.  BUSINESS................................................  1
       GENERAL...............................................  1
       COMPETITION...........................................  5
       RAW MATERIALS.........................................  5
       ALUMINUM PRODUCTION...................................  6
       FABRICATING OPERATIONS................................  7
       ENERGY................................................  9
       ENVIRONMENTAL COMPLIANCE.............................. 10
       RESEARCH AND DEVELOPMENT.............................. 11
       EMPLOYEES............................................. 12
 2.  PROPERTIES.............................................. 15
 3.  LEGAL PROCEEDINGS....................................... 18
 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..... 18
 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.................... 19

PART II

 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS..................................... 21
 6.  SELECTED FINANCIAL DATA................................. 22
 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS..................... 23
 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............. 35
 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE.................. 56

PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...... 56
11.  EXECUTIVE COMPENSATION.................................. 56
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT.......................................... 56
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......... 56

PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
     ON FORM 8-K............................................. 57


                             PART I


Item 1.  BUSINESS

Reynolds Metals Company (the "Registrant") was incorporated in
1928 under the laws of the State of Delaware. In this report, "Reynolds" and "Company" each means the Registrant and its consolidated subsidiaries unless otherwise indicated.


                             GENERAL

Nature of Operations
--------------------

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

To better describe the nature of its operations, Reynolds has separated its vertically integrated operations into two groups --
(1) Finished Products and Other Sales and (2) Production and
Processing.

Finished Products and Other Sales includes:

- the manufacture and distribution of various finished aluminum products, such as beverage cans; containers; flexible packaging products; foodservice and household foils (including
  Reynolds Wrap); laminated and printed foil; and aluminum building products;

- the distribution of aluminum and stainless steel and other non-aluminum industrial products; and

- the manufacture and sale of plastic bags and food wraps (for example, Reynolds Plastic Wrap, Reynolds Crystal Color Plastic Wrap, Reynolds Oven Bags and Presto disposer bags); plastic lidding and container products; plastic film packaging; Reynolds Freezer Paper; Reynolds baking cups; Reynolds Cut-Rite wax paper and wax paper sandwich bags; composite building products; printing cylinders; plates and engravings for the rotogravure, flexographic and lithographic printing industries; and flexographic printed film and film laminations.

Production and Processing includes:

- the refining of bauxite into alumina, calcination of petroleum coke and production of prebaked carbon anodes (all of such activities being vertically integrated with aluminum production and processing plants);

- the production and sale of primary and reclaimed aluminum;

- the production and sale of a wide range of semifinished aluminum mill products, including flat rolled products (e.g., aluminum can sheet and machined plate); extruded and drawn products (such as heat exchanger tubing, drive shafts and bumpers); cast products (wheels, for example); and other products; and

- the sale of non-aluminum products, technology and various licensing, engineering and other services related to the production and processing of aluminum.

Recent Developments
-------------------

In April 1996, Reynolds acquired an interest in an operation in China that produces aluminum foil and extrusions. The operation, Bohai Aluminium Industries, Ltd., runs a fabricating facility 180 miles east of Beijing. The facility manufactures aluminum foil primarily for the food, pharmaceutical and tobacco industries, and extrusions for the automotive and construction products markets.

In June 1996, Reynolds announced plans to build a $34 million facility in Lebanon, Virginia to manufacture aluminum wheels. The new facility, Reynolds' second U.S. wheel plant, features a manufacturing process that combines Reynolds' computer-controlled, flow-formed casting technology with forging to produce lightweight wheels with added styling flexibility. The Company expects to start production at the 55,000-square-foot facility in the second quarter of 1997.

Reynolds closed its aluminum beverage can manufacturing plant in Houston, Texas in December 1996. Continued operations at the Houston plant would have been uneconomical because of its high costs, lack of a local customer base and modernizations and productivity improvements at other Reynolds facilities.

In February 1997, Reynolds and Philip Environmental, Inc. announced they have signed a letter of intent for the purchase by Philip of Reynolds' aluminum reclamation plant in Chesterfield County, Virginia. The plant is a secondary recycling plant that processes scrap aluminum into a deoxidizing agent used by the steel industry. The transaction, which is subject to certain conditions, is expected to close in the second quarter of 1997.

Reynolds announced in March 1997 that it has signed a letter of intent for the William L. Bonnell subsidiary of Tredegar Industries to buy Reynolds' aluminum extrusion plant in El Campo, Texas. The plant produces standard and specialty extrusions for various markets and performs fabricating operations required by customers. The transaction, which is subject to certain conditions, is expected to close in the second quarter of 1997.

Also in March 1997, Reynolds concluded the sale of its residential construction products operations in the U.S. to AmeriMark Building Products, Inc. Included in the sale were Reynolds' construction products plants located in Ashville, Ohio, Bourbon, Indiana and Lynchburg, Virginia; the manufactured housing operations at its Eastman, Georgia, facility; a plant in Chesterfield County, Virginia that supplies aluminum building sheet to the construction industry; and 54 service centers. Reynolds has retained the Reynobond aluminum composite operations at its Eastman facility.


Net Sales and Shipments; Principal Markets
------------------------------------------

Table 1 shows information on shipments and net sales by classes of similar products. Net sales are in millions of dollars;
shipments are in thousands of metric tons.

                             TABLE 1

                     Net Sales and Shipments

                                           1996                   1995                   1994
                                    ------------------------------------------------------------------
                                                  Net                    Net                   Net
                                    Shipments    Sales   Shipments      Sales    Shipments    Sales
                                    ---------    -----   ---------     ------    ---------    -----
Finished Products and Other Sales
---------------------------------
 Packaging and containers
   Aluminum                             355     $1,850       368       $1,871        359     $1,583
   Nonaluminum                                     603                    556                   529
 Other aluminum                         163        552       163          580        151        449
 Other nonaluminum                                 533                    528                   479
                                    ------------------------------------------------------------------
                                        518      3,538       531        3,535        510      3,040
                                    ------------------------------------------------------------------

Production and Processing
-------------------------
 Primary aluminum                       386        634       346          684        277        440
 Sheet and plate                        381      1,168       409        1,350        418      1,003
 Extrusions                             204        706       200          765        211        627
 Other aluminum                         164        481       179          494        157        391
 Other nonaluminum                                 445                    385                   378
                                    ------------------------------------------------------------------
                                      1,135      3,434     1,134        3,678      1,063      2,839
                                    ------------------------------------------------------------------
Total                                 1,653     $6,972     1,665       $7,213      1,573     $5,879
                                    ==================================================================
Average realized price per pound:
---------------------------------
Fabricated aluminum products                     $1.79                 $1.84                 $1.48
Primary aluminum                                  0.74                  0.90                  0.72

Financial information relating to Reynolds' operations and identifiable assets by major operating and geographic areas is presented in Note 12 to the consolidated financial statements in
Item 8 of this report.

Reynolds generally sells its products to producers and distributors of industrial and consumer products in various markets. Tables 2 and 3 show information on sales of products by principal geographic and business markets.

                             TABLE 2


                  Principal Geographic Markets

                                        Approximate
                                    Percentage of Sales
                                  ----------------------

                                  1996     1995     1994
                                  ----     ----     ----
United States                      78%      77%      77%

Canada                              7        7        6

Other (Principally Europe)         15       16       17
                                  ----     ----     ----

Total                             100%     100%     100%


                             TABLE 3


                   Principal Business Markets


                                       Approximate
                                    Percentage of Sales
                                   ---------------------

                                   1996    1995     1994
                                   ----    ----     ----
Packaging and Containers            44%     44%      45%

Automotive and Transportation       13      13       12

Building and Construction*          13      13       13

Distributors and Fabricators        12      13       13

Other                               18      17       17
                                   ----    ----     ----

Total                              100%    100%     100%

_______________________

*Reynolds sold its residential construction products operations in the U.S. in March 1997. See "General-Recent Developments".


                           COMPETITION

Reynolds' principal competitors in North American and worldwide sales of products derived from primary aluminum are ten other domestic companies, a Canadian company and other foreign producers. Reynolds and many other companies produce reclaimed aluminum.

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


                          RAW MATERIALS

Bauxite, the principal raw material used in the production of aluminum, is refined into alumina, which is then reduced by an electrolytic process into primary aluminum.

Most of Reynolds' bauxite requirements and a portion of its alumina requirements are met from sources outside the United
States.

Reynolds has long-term arrangements to obtain bauxite at negotiated prices from sources in Australia, Brazil, Guinea, Guyana and Jamaica. Reynolds also has an arrangement with the U.S. government under which Reynolds has agreed to buy at a negotiated price an aggregate of approximately 600,000 long dry tons of Jamaican bauxite stored next to Reynolds' Sherwin alumina plant near Corpus Christi, Texas, for the period 1997 through 1998.

Reynolds refines bauxite into alumina at its Sherwin alumina plant. Reynolds also acquires alumina from two joint ventures in which it has interests, one located in Western Australia, known as the Worsley Joint Venture ("Worsley"), and the other located in Stade, Germany, known as Aluminium Oxid Stade ("Stade"). See Table 4 under this Item and the discussion of Worsley under "Australia". In addition, Reynolds has a long-term third-party arrangement to obtain Australian alumina at a negotiated price and another third-party arrangement under which it will buy approximately 120,000 metric tons of alumina at a negotiated price through 1998.

The Company adjusts purchases of bauxite and production of alumina from time to time in response to changes in demand for primary aluminum and other factors. Reynolds has reduced production at its Sherwin plant in connection with the curtailment of operations at its U.S. primary aluminum production plants. See "Aluminum Production". Reynolds restarted the idle alumina capacity at the Sherwin plant late in 1995 due to strong demand in the alumina market, but again temporarily curtailed 15% of the plant's capacity in the third quarter of 1996 due to deteriorating market conditions.

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

     Australia -- continued

     Reynolds has a long-term purchase arrangement under which it may buy from a third party an aggregate of approximately
     18,800,000 dry metric tons of Australian bauxite through 2021.

     Reynolds has a long-term purchase arrangement under which it will buy from a third party an aggregate of approximately
     480,000 metric tons of Australian alumina through 2000.

     Brazil

     Reynolds and various other companies are participants in the Trombetas bauxite mining project in Brazil. Reynolds has a 5% equity interest in the project and has agreed to buy an aggregate of approximately 1,000,000 dry metric tons of Brazilian bauxite from the project for the period 1997 through 1999.

     Reynolds also maintains an interest in other, undeveloped bauxite deposits in Brazil.

     Guinea

     Reynolds owns a 6% interest in Halco (Mining), Inc. ("Halco"). Halco owns 51% and the Guinean government owns 49% of Compagnie des Bauxites de Guinee ("CBG"), which has the exclusive right through 2038 to develop and mine bauxite in a 10,000 square-mile area in northwestern Guinea. Reynolds has a bauxite purchase contract with CBG which will provide Reynolds with an aggregate of approximately 7,550,000 dry metric tons of Guinean bauxite for the period 1997 through 2011.

     Guyana

     Reynolds and the Guyanese government each owns a 50% interest in a bauxite mining project in the Berbice region of Guyana. Reynolds has a bauxite purchase contract running through 1998 under which it will buy approximately 1,200,000 dry metric tons of Guyanese bauxite from the project in 1997. The parties will agree upon quantities to be purchased in 1998 at the beginning of the contract year.

     Jamaica

     Reynolds has a purchase arrangement under which it will buy from a third party an aggregate of up to 9,000,000 dry metric tons of Jamaican bauxite for the period 1997 through 2001.

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

Production at the primary aluminum plants listed in Table 5 can vary due to a number of factors, including changes in worldwide supply and demand. Due to the worldwide aluminum supply-demand imbalance, Reynolds has idled a total of 209,000 metric tons, or 19%, of its 1,094,000 metric tons of primary aluminum production capacity. Reynolds temporarily shut down 88,000 metric tons of primary aluminum production capacity at its Massena, New York (41,000 metric tons) and Longview, Washington (47,000 metric tons) plants, effective in the fourth quarter of 1993, and its Troutdale, Oregon plant, with a capacity of 121,000 metric tons, has been idle since 1991. At December 31, 1996, the U.S. plants listed in Table 5 were operating collectively at a rate of 53% of capacity; Ghana (in which Reynolds has a 10% equity interest), where production has been curtailed by drought (see "Energy") since September 1994, was operating at 70% of capacity; and all other plants listed in Table 5 were operating at full capacity. See Table 6 under this Item. In order to balance its alumina supply system, Reynolds has temporarily reduced production at its Sherwin alumina plant in Texas in connection with the curtailments. See "Raw Materials".

Reynolds has an 8% equity interest in C.V.G. Aluminio del Caroni, S.A., which produces primary aluminum in Venezuela.

Reynolds has agreed to acquire a 10% equity interest in the Aluminum Smelter Company of Nigeria (ALSCON), with the Nigerian government and private interests holding the remaining equity. As part of the arrangement, Reynolds will buy at market-related prices 140,000 metric tons of primary aluminum annually from a 180,000 metric ton smelter ALSCON is building in Nigeria.

Reynolds produces reclaimed aluminum from aluminum scrap at its facilities located in Bellwood, Virginia and Sheffield, Alabama, and at a facility in which it has a 99.8% equity interest located in Isernia, Italy. See Table 6 under this Item. Reynolds obtains scrap for the U.S. facilities through its nationwide recycling network, other scrap purchases and its manufacturing operations. Scrap for the Italian facility is obtained through scrap purchases. In 1996, Reynolds obtained approximately 308,010 metric tons of recycled aluminum from its recycling network and other scrap purchases.

In response to a regulation proposed by the U.S. Environmental Protection Agency (the "EPA") that would require treatment of spent potliner to reduce its hazardous properties, Reynolds built a new facility in Arkansas to convert spent potliner from Reynolds' and other producers' North American aluminum smelting operations into an environmentally safe material with potential for recycling. The facility began operations in 1993 and has the capacity to treat an estimated 120,000 short tons of spent potliner annually. The EPA has delayed implementing a final regulation requiring treatment of spent potliner pending its resolution of questions concerning the effectiveness of the process Reynolds uses at the facility. Reynolds is currently developing process modifications and analytical procedures that are intended to address EPA's concerns. The facility currently is operating at 50% of capacity.


                     FABRICATING OPERATIONS

Reynolds' semifinished and finished aluminum products and non-aluminum products are produced at numerous domestic and foreign plants wholly or partly owned by Reynolds. These plants are included in Table 7 under Item 2 of this report. The annual capacity of these plants depends upon the variety and type of products manufactured.

With a view to better serving its principal business markets, Reynolds has over the past three years continued to upgrade and modernize its manufacturing facilities, particularly facilities for production of such value-added products as cans, can sheet, packaging, household foil and components for the transportation industry. Specific actions the Company has taken include the following:

Packaging and Containers
------------------------

- acquired in 1994 assets to expand its printing cylinder and engraving business and, in 1995, acquired Wilson Engraving Company Inc., strengthening the Company's ability to meet the needs of flexographic and lithographic printers and extending the Company's geographic reach by adding plants in Louisiana and Texas;

- began in 1995 an expansion at its Grottoes, Virginia plastics manufacturing plant that will increase capacity by approximately 20%;

- began in 1995 a major, multi-year capital program to build a new aluminum foil rolling mill at its Louisville, Kentucky plant that will increase annual plant capacity by about 25%;

- acquired in 1995 a laminated foil plant in Louisville, Kentucky, strengthening the Company's ability to serve the flexible packaging needs of the tobacco and pharmaceutical industries;

- acquired in 1995 the flexible packaging manufacturing operations of Hargro Flexible Packaging Corp. in Boyertown,
  Pennsylvania, establishing a major position in flexographic printing and increasing the Company's capacity to produce printed film and film laminations;

- developed new types of, and applications for, aluminum cans;

- acquired in 1994 Bev-Pak, Inc. and its aluminum can and end manufacturing facility in Monticello, Indiana, increasing the Company's U.S. aluminum can- and end-making capacity by approximately 15% and 20%, respectively;

- completed in 1994 a 70% expansion of its Tampa can plant;

- participated in a number of jointly-owned aluminum can facilities, (i) completing in 1995 an expansion of a can plant in Brazil and beginning operations at another can plant in Brazil and one in Chile; (ii) beginning operations in 1996 at can plants in Brazil (the third in that country) and Argentina and, in the same year, putting into operation two production lines at a new can end plant in Brazil and beginning construction of a fourth can plant in that country; and (iii) starting up in 1997 a can plant in Saudi Arabia;

- substantially completed in 1996 modernization of its Torrance can plant, replacing six slow-speed production lines with three high-speed lines with a marginal increase in capacity;

- commercialized in 1996 large-opening ends in various diameters for the enhanced and expanded use of aluminum can packaging;

- substantially increased marketing support behind its Reynolds Wrap aluminum foil and Reynolds Plastic Wrap brands;

- acquired in 1995 the Canadian Cut-Rite brand from Scott
  Paper Company, and other wax paper brands from Scott Paper
  Company's Canadian affiliate, Scott Paper Limited, enabling the
  Company to market Cut-Rite wax paper throughout Canada, a key market for Reynolds consumer products;

- introduced in 1995 a 50-foot Heavy Duty line extension of its Reynolds Wrap brand, two printed plastic wrap products and several new Reynolds baking cup products;

- in 1995 expanded its consumer products business in Latin
  America, the Middle East and the Far East; and

Packaging and Containers -- continued
------------------------

- acquired in 1996 (i) selected assets of a Canadian company engaged in spooling and packaging aluminum foil products and paper products and (ii) James River Paper Company, Inc.'s retail Paper Maid and 20 Below product lines, consisting of bake cup, freezer paper and kitchen parchment businesses.

Automotive and Transportation
-----------------------------

- restructured in 1994 its McCook plant in Illinois, exiting common alloy sheet products and emphasizing plate and automotive sheet;

- began production in 1994 of aluminum automotive extruded components at a new fabricating plant in Auburn, Indiana and completed an expansion of the plant in 1996;

- commercialized in 1995, for aerospace applications, aluminum-lithium plate products manufactured at its McCook plant in Illinois and aluminum-lithium extrusions manufactured by its Extrusion Division;

- began manufacturing in 1995 aluminum wheels at a facility in Beloit, Wisconsin, which it purchased in 1994 and modified and equipped for that purpose;

- purchased in 1995 the aluminum extrusion operations of AMAG
  Austria's wholly owned subsidiary, Wexal International Ltd., in Ireland; and

- began construction in 1996 of a facility in Lebanon, Virginia to manufacture aluminum wheels using a manufacturing process that combines Reynolds' computer-controlled, flow-formed casting technology with forging to produce lightweight wheels with added styling flexibility.

Distributors and Fabricators
----------------------------

- acquired in 1994 the metals distribution business of Prime
  Metals, Inc., allowing the Company to broaden the geographic processing and service capabilities of its Reynolds Aluminum
  Supply Company metals distribution business.


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

Reynolds expects generally to meet its energy requirements for primary aluminum production for the foreseeable future under long-term contracts. Under these contracts, however, Reynolds may experience shortages of interruptible power from time to time at its New York and Ghana reduction plants. That portion of power supplied to the New York plant that is interruptible (approximately 15%) can be offset with purchased power.
Production at Ghana is dependent on hydroelectric power and has from time to time been curtailed by drought.

Rates for electricity charged by the Bonneville Power Administration ("BPA"), which serves the Company's Troutdale, Oregon and Longview, Washington primary aluminum production plants, are established under a new five-year contract that runs through September 2001. The new contract establishes a fixed rate which is 16% less than rates previously in effect. These rates are, however, subject to review and approval in a process being conducted by the Federal Energy Regulatory Commission ("FERC"). Third parties are challenging the contract in the U.S. Court of Appeals for the Ninth Circuit, and the contract's rates are subject to further appeal in the courts by third parties following FERC review. Should the new contract be rejected in any of these processes, the Company could renegotiate with BPA or seek service from third parties.


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

Based on information currently available, Reynolds estimates that compliance with the Clean Air Act's hazardous air pollutant standards would require in excess of $250 million of capital expenditures (including a portion of the expenditures at Reynolds' Massena plant referred to below), primarily at Reynolds' U.S. primary aluminum production plants. The ultimate effect of the Clean Air Act on such plants and Reynolds' other operations (and the actual amount of any such capital expenditures) will depend on how the Clean Air Act is interpreted and implemented pursuant to regulations that are currently being developed and on such additional factors as the evolution of environmental control technologies and the economic viability of such operations at the time. Based on an August 1995 memorandum of understanding with the State of New York to resolve environmental issues at its Massena, New York primary aluminum production plant, Reynolds has undertaken a five-year capital spending program of an estimated $185 million to modernize the Massena plant and significantly reduce air emissions from the plant. Pursuant to the memorandum of understanding, Reynolds is accelerating certain expenditures believed necessary to achieve compliance with the Clean Air Act's proposed Maximum Achievable Control Technology standards.

Capital expenditures for equipment designed for environmental control purposes were approximately $34 million in 1994, $39 million in 1995 and $24 million in 1996. The portion of such amounts expended in the United States was $15 million in 1994, $18 million in 1995 and $16 million in 1996. Reynolds estimates that annual capital expenditures for environmental control facilities will be approximately $65 million in 1997, $105 million in 1998 and $70 million in 1999. The majority of these estimated expenditures are associated with the capital spending program referred to above at Reynolds' Massena plant. Future capital expenditures for environmental control facilities cannot be predicted with accuracy for the reasons cited above; however, one may expect that environmental control standards will become increasingly stringent and that the expenditures necessary to comply with them could increase substantially.

Reynolds has been identified as a potentially responsible party ("PRP") and is involved in remedial investigations and remedial actions under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and similar state laws regarding the past disposal of wastes at approximately 44 sites in the United States. Such statutes may impose joint and several liability for the costs of such remedial investigations and actions on the entities that arranged for disposal of the wastes, the waste transporters that selected the disposal sites and the owners and operators of such sites.

Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, Reynolds is investigating possible environmental contamination, which may also require remedial action, at certain of its present and former United States manufacturing facilities, including contamination by polychlorinated biphenyls ("PCBs") at its Massena, New York primary aluminum production plant which requires remediation. In 1994, the U.S. Environmental Protection Agency (the "EPA") added Reynolds' Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites. The Company is cooperating with the EPA and, under a September 1995 consent order, is working with the EPA in investigating potential environmental contamination at the Troutdale site and to promote more efficient cleanup at the site. At most of the 44 sites referred to above where Reynolds has been identified as a PRP, it is one of many PRPs, and its share of the anticipated cleanup costs is expected to be small. With respect to certain other sites (not included in the foregoing number) where Reynolds has been identified as a PRP, Reynolds has either fully or substantially settled or resolved actions related to such sites at minimal cost or believes that it has no responsibility with regard to them. Reynolds has been notified that it may be a PRP at certain sites in addition to those already referred to in this paragraph.

Reynolds' policy is to accrue remediation costs when it is probable that remedial efforts will be required and the related costs can be reasonably estimated. On a quarterly basis, Reynolds evaluates the status of all sites, develops or revises estimates of costs to satisfy known remediation requirements and adjusts its accruals accordingly. At December 31, 1996, the accrual for known remediation requirements was $197 million.
This amount reflects management's best estimate of Reynolds' ultimate liability for such costs. Potential insurance recoveries are uncertain and therefore have not been considered. As a result of such factors as the developing nature of administrative standards promulgated under Superfund and other environmental laws; the unavailability of information regarding the condition of potential sites; the lack of standards and information for use in the apportionment of remedial responsibilities; the numerous choices and costs associated with diverse technologies that may be used in remedial actions at such sites; the availability of insurance coverage; the ability to recover indemnification or contribution from third parties; and the time periods over which eventual remediation may occur, estimated costs for future environmental compliance and remediation are necessarily imprecise. It is not possible to predict the amount or timing of future costs of environmental remediation which may subsequently be determined. Based on information currently available, it is management's opinion that such future costs are not likely to have a material adverse effect on Reynolds' competitive or financial position or its ongoing results of operations. However, such costs could be material to future quarterly or annual results of operations.

See the discussion under "Environmental" in Item 7, and under
Note 11 to the consolidated financial statements in Item 8, of this report regarding the Company's anticipated costs of environmental compliance.


                    RESEARCH AND DEVELOPMENT

Reynolds engages in a continuous program of basic and applied research and development. This program deals with new and improved materials, products, processes and related environmental compliance technologies. It includes development and expansion of products and markets that benefit from aluminum's light weight, strength, resistance to corrosion, ease of fabrication, high heat and electrical conductivity, recyclability and other properties. Materials and core competencies involving aluminum, ceramics, composites and various polymers and their processing, fabrication and applications are also included in the scope of Reynolds' research and development activity. Expenditures for Reynolds-sponsored research and development activities were approximately $38 million in 1994, $43 million in 1995, and $49 million in 1996.

In January 1996, Reynolds completed the purchase of Brown & Williamson Tobacco Corp.'s administrative and research and development facilities in Enon, Virginia, near the Company's headquarters in Richmond, Virginia. Reynolds is consolidating four Richmond-area research and development facilities and its corporate engineering group at the complex. The new Corporate Technology Center consists of two buildings that Reynolds has modified to meet its needs for developing and testing new and improved materials, products and processes and for providing the full array of corporate engineering services, and a new building Reynolds built to house an experimental casting operation.

Reynolds owns numerous patents relating to its products and processes based predominantly on its in-house research and development activities. The patents owned by Reynolds, or under which it is licensed, generally concern particular products or manufacturing techniques. Reynolds' business is not, however, materially dependent on patents.


                            EMPLOYEES

At December 31, 1996, Reynolds had approximately 29,000 employees.

In the second quarter of 1996, Reynolds and the United Steelworkers of America and the Aluminum, Brick and Glass Workers International Union agreed to new six-year labor contracts. The contracts involve approximately 7,000 employees. Major provisions of the new contracts include wage increases of $1.15 an hour over the first five years (plus incremental increases in 1997 and 1999) and enhanced pension and other benefits. At the end of the fifth year, the economic provisions of the contracts will be reopened. If agreement cannot be reached, the economic provisions will be submitted to arbitration for one additional year. Reynolds and the unions also agreed to work cooperatively on customer requirements, business objectives and shareholder and union interests. In addition, the contracts contain broad, new provisions for employee safety, job security and employee participation in the work environment.

In January 1997, the Aluminum, Brick and Glass Workers
International Union merged with the United Steelworkers of America. Reynolds does not expect the merger to have a material impact on the Company.

                             TABLE 4
                Alumina Plants and Energy Supply

                           Rated
                       Capacity(a) at                      Principal
                      December 31, 1996     Energy       Energy Contract
Plant                  Metric  Tons       Purchased(b)   Expiration Date
-----                 -----------------   ------------   ---------------
Corpus Christi, Texas   1,600,000(c)      Natural Gas       (d)

Worsley, Australia        952,000(e)      Coal              2002

Stade, Germany            375,000(e)      Natural Gas       2008


                             TABLE 5
      Primary Aluminum Production Plants and Energy Supply
                          Rated
                      Capacity(a) at                      Principal
                     December 31, 1996     Energy        Energy Contract
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

Troutdale, Oregon        121,000(f)      Electricity      2001

Becancour, Canada        186,000(h)      Electricity      2014

Hamburg, Germany          40,000(h)      Electricity      2000

Ghana, Africa             20,000(h)      Electricity      1997(i)



                                   TABLE 6
                         Aluminum Capacity and Production

                                (Metric Tons)
                Primary Aluminum(j)                Reclaimed Aluminum(k)
         -------------------------------       -------------------------
            Rated                                Rated
Year     Capacity(a),(f)   Production(f)       Capacity(a)    Production
----     ---------------   -------------       -----------    ----------
1994       998,000           792,000             491,000       409,000

1995     1,094,000(h)        814,500             485,500       396,500

1996     1,094,000(h)        893,500             492,600       401,500


NOTES TO TABLES 4, 5, and 6.

(a) Ratings are estimates at the end of the period based on designed capacity and normal operating efficiencies and do not necessarily represent maximum possible production.

(b)  See "Energy".

(c) In order to balance its alumina supply system, Reynolds has reduced production at its Sherwin alumina plant near Corpus Christi, Texas in connection with the curtailment of operations at its U.S. primary aluminum plants. See "Aluminum Production". Reynolds restarted the idle alumina capacity at the Sherwin plant late in 1995 due to strong demand in the alumina market, but again temporarily curtailed 15% of the plant's capacity in the third quarter of 1996 due to deteriorating market conditions.

(d) Approximately 25% of the plant's natural gas requirements is purchased under a two-year contract, 25% is purchased under a three-year contract and the remainder is purchased under short-term contracts. The base term of the two-year contract and three-year contract expires in October 1998 and October 1999, respectively, but will extend from month to month unless one of the parties terminates it.

(e) Reynolds is entitled to 56% of the production of Worsley and 50% of the production of Stade. Capacity figures reflect
     Reynolds' share.

(f) Reynolds curtailed 70,500 metric tons of production at its Troutdale primary aluminum plant in the third quarter of 1991 and the remainder of the plant's capacity in the fourth quarter of 1991. The Troutdale plant remains idle.
     Reynolds curtailed an aggregate of 88,000 metric tons of primary aluminum production capacity at its Massena (41,000 metric tons) and Longview (47,000 metric tons) plants effective in the fourth quarter of 1993. In October 1995, Reynolds acquired an additional 24.95% interest in Becancour, increasing Reynolds' share to 50%. At current production levels, the acquisition provides Reynolds an additional 93,000 metric tons of Becancour's annual primary aluminum output for a total of 186,000 metric tons, and increases its worldwide primary aluminum capacity to 1,094,000 metric tons per year. See "Aluminum Production".

(g) The power contract terminates in 2013, subject to earlier termination by the supplier in 2003 if its federal license for its hydroelectric project is not renewed.

(h) Reynolds is entitled to 50% of the production of Becancour, 33-1/3% of the production of Hamburg, and 10% of the production of Ghana. Capacity figures reflect Reynolds' share. Production at Ghana has been curtailed since September 1994 by drought. See "Aluminum Production" and "Energy". At December 31, 1996, Ghana was operating at 70% of capacity.

(i) The power contract provides for a 20-year extension at the option of the smelter owners.

(j) Production is from Reynolds' primary aluminum production operations listed in Table 5.

(k)  Production is from Reynolds' Bellwood, Virginia and
     Sheffield, Alabama reclamation facilities, and the Isernia, Italy reclamation facility, in which Reynolds has a 99.8% equity interest.


Item 2.  PROPERTIES

For information on the location and general nature of Reynolds' principal domestic and foreign properties, see Item 1 of this report. Table 7 lists as of February 15, 1997 Reynolds' wholly owned domestic and foreign operations and shows the domestic and foreign locations of operations in which Reynolds has interests. Facilities that are under construction or for other reasons have not begun production are not listed. The properties listed are held in fee except as otherwise indicated. Properties held other than in fee are not, individually or in the aggregate, material to Reynolds' operations and the arrangements under which such properties are held are not expected to limit their use.
Reynolds believes that its facilities are suitable and adequate for its operations. With the exception of the Longview, Massena, Troutdale and Ghana primary aluminum production plants, the Sherwin alumina plant and the Arkansas spent potliner treatment facility, as explained in Item 1, there is no significant surplus or idle capacity at any of Reynolds' major manufacturing facilities.

                          TABLE 7

                  Wholly Owned Operations

   Manufacturing, Mining and Distribution

   Alumina:                         Recycling:
   -------                          ---------
   Corpus Christi, Texas            Recycling Plants and Centers (U.S.)(565)**
   Malakoff, Texas

   Calcined Coke:                   Reclamation:
   -------------                    -----------
   Baton Rouge, Louisiana           Sheffield, Alabama (2)
   Lake Charles, Louisiana          Bellwood, Virginia#

   Carbon Anodes:                   Mill Products***:
   -------------                    ----------------
   Lake Charles, Louisiana          Sheffield, Alabama
                                    McCook, Illinois
   Primary Aluminum:                Cap-de-la-Madeleine, Quebec, Canada
   ----------------                 Hamburg, Germany##
   Massena, New York                Latina, Italy
   Troutdale, Oregon
   Longview, Washington
   Baie Comeau, Quebec, Canada

   Spent Potliner Treatment:        Aluminum Beverage Cans:
   ------------------------         ----------------------
   Gum Springs, Arkansas            San Francisco, California
                                    Torrance, California
   Extruded Products:               Tampa, Florida
   -----------------                Moultrie, Georgia
   Auburn, Indiana                  Honolulu, Hawaii
   Louisville, Kentucky             Monticello, Indiana (cans and ends)
   El Campo, Texas#                 Kansas City, Missouri
   Ashland, Virginia*               Middletown, New York
   Bellwood, Virginia               Reidsville, North Carolina (cans and ends)
   Richmond Hill, Ontario, Canada   Salisbury, North Carolina
   Ste. Therese, Quebec, Canada     Fort Worth, Texas
   Nachrodt, Germany                Seattle, Washington
   Wexford, Ireland                 Milwaukee, Wisconsin
   Harderwijk, Netherlands          Rocklin, California (ends)
   Lelystad, Netherlands            Bristol, Virginia (ends)
   Maracay, Venezuela               Guayama, Puerto Rico

   Powder and Paste:                Printing Cylinders:
   ----------------                 ------------------
   Louisville, Kentucky             Longmont, Colorado*
                                    Atlanta, Georgia*
   Electrical Rod:                  Clarksville, Indiana*
   --------------                   Louisville, Kentucky (2)
   Becancour, Quebec, Canada        Newport, Kentucky*
                                    West Monroe, Louisiana
   Foil Feed Stock:                 Battle Creek, Michigan*
   ---------------                  St. Louis, Missouri
   Hot Springs, Arkansas            Fulton, New York*
                                    Wilmington, North Carolina*
   Packaging and Consumer           Exton, Pennsylvania*
   Products:                        Franklin, Tennessee*
   ----------------------           Dallas, Texas
   Beacon Falls, Connecticut        Richmond, Virginia (2)
   Louisville, Kentucky (2)         Ontario, Canada (2)
   Mt. Vernon, Kentucky
   Sparks, Nevada*
   Boyertown, Pennsylvania
   Downingtown, Pennsylvania        Reynolds Aluminum Supply
   Lewiston, Utah                   Company:
   Bellwood, Virginia               ------------------------
   Grottoes, Virginia               Service Centers (U.S.)(24)**
   Richmond, Virginia               Processing Centers (U.S.)(3)**
   South Boston, Virginia
   Appleton, Wisconsin (2)          Research and Development
   Little Chute, Wisconsin
   Weyauwega, Wisconsin             Richmond, Virginia:
   Rexdale, Ontario, Canada*        ------------------
   Cap-de-la-Madeleine,             Can Division Headquarters
     Quebec, Canada                 Corporate Technology Center
   Latina, Italy                    Packaging Technology

   Building and Construction        Corpus Christi, Texas:
   Products***:                     ---------------------
   -------------------------        Alumina Technology
   Eastman, Georgia
   Weston, Ontario, Canada          Sheffield, Alabama:
   Merxheim, France*                ------------------
   Nachrodt, Germany                Manufacturing Technology
   Dublin, Ireland*                   Laboratory
   Wexford, Ireland
   Harderwijk, Netherlands
   Lisburn, Northern Ireland*
   Service Centers (Canada)(10)*

   Wheels:
   ------
   Beloit, Wisconsin
   Ferrara, Italy

   Can Machinery and Systems:
   -------------------------
   Richmond, Virginia


                        Other Operations
                 In Which Reynolds Has Interests

     Argentina:                             Germany:
     Aluminum cans, recycling               Alumina, primary aluminum*

     Australia:                             Ghana:
     Bauxite, alumina                       Primary aluminum*

     Belgium:                               Guinea:
     Building products, extrusions          Bauxite

     Brazil:                                Guyana:
     Bauxite, aluminum cans                 Bauxite*
        and ends, recycling, reclamation
                                            India:
     Canada:                                Extrusions
     Primary aluminum, electric
        power generation, aluminum          Italy:
        wheels                              Reclamation

     Chile:                                 Russia:
     Aluminum cans, recycling               Foil

     China:                                 Spain:
     Foil, extrusions                       Mill products, extrusions, foil,
                                              packaging, printing cylinders
     Colombia:
     Mill products, extrusions,             Venezuela:
       foil                                 Primary aluminum, mill products,
                                              foil, aluminum cans and ends,
     Egypt:                                   recycling, aluminum wheels
     Extrusions

____________________________
*    Leased.
**   Recycling Plants and Centers - 565 leased.
     Reynolds Aluminum Supply Company Service Centers - 18 leased. Reynolds Aluminum Supply Company Processing Centers - 1 leased.
***  In March 1997, Reynolds concluded the sale of its
     residential construction products operations in the U.S. to AmeriMark Building Products, Inc. Included in the sale were Reynolds' construction products plants located in Ashville,
     Ohio, Bourbon, Indiana and Lynchburg, Virginia; the
     manufactured housing operations at its Eastman, Georgia, facility; a Mill Products Division plant in Chesterfield
     County, Virginia that supplies aluminum building sheet to
     the construction industry; and 54 service centers.
# In February 1997, Reynolds and Philip Environmental, Inc. announced they have signed a letter of intent for the purchase by Philip of Reynolds' Bellwood aluminum reclamation plant.
     Reynolds announced in March 1997 that it has signed a letter of intent for the William L. Bonnell subsidiary of Tredegar Industries to buy Reynolds' El Campo aluminum extrusion plant. Both transactions, which are subject to certain conditions, are expected to close in the second quarter of 1997.
##   Held under an installment purchase arrangement.


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

The Registrant received from the U.S. Department of Justice on August 29, 1994 a civil investigative demand relating to production of primary aluminum. The Registrant is cooperating with this inquiry and is confident that its conduct has been in compliance with U.S. antitrust laws.

The Registrant received from the U.S. Department of Justice on March 30, 1995 a civil investigative demand relating to the pricing of aluminum can stock. The Justice Department advised the Registrant on November 25, 1996 that this civil investigation had been concluded and closed.

A private antitrust lawsuit styled Hammons v. Alcan Aluminum Corp. et al., was filed in the Superior Court of California for the County of Los Angeles on March 5, 1996 against the Registrant and other aluminum producers. The lawsuit alleges a conspiracy to reduce worldwide and U.S. aluminum production. Estimated damages of approximately $26 billion were sought in the lawsuit, which claims class action status. Defendants removed the case to the U.S. District Court for the Central District of California (the "District Court"). On July 1, 1996, the District Court granted summary judgment for defendants. Plaintiff filed a motion for reconsideration with the District Court, which was denied on July 16, 1996. On July 18, 1996, plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. As noted above, the Registrant is confident that its conduct has been in compliance with the antitrust laws. The Registrant has made, and will make, its decisions regarding production levels independently.

In December 1995, an oil tank failed at the Registrant's Massena, New York primary aluminum production plant, resulting in an oil spill at the plant. The Registrant promptly reported the matter to the New York Department of Environmental Conservation (the "NYDEC"). On January 8, 1997, NYDEC notified the Registrant that it is seeking a civil penalty of $120,000 in connection with the matter for the Registrant's failure to comply with State tank management regulations. The Registrant has responded to the demand, stating that it believes the proposed penalty is excessive under the circumstances.

Various other suits, claims and actions are pending against Reynolds. In the opinion of Reynolds' management, after consultation with legal counsel, disposition of these proceedings and those referred to in the preceding paragraphs, either individually or in the aggregate, will not have a material adverse effect on Reynolds' competitive or financial position or its ongoing results of operations. No assurance can be given, however, that the disposition of one or more of such suits, claims or actions in a particular reporting period will not be material in relation to the reported results for such period.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of 1996.


Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant are as follows:


Name                       Age*  Positions Held During Past Five Years
----                       ----  -------------------------------------

Jeremiah J. Sheehan         58   Chairman of the Board and Chief
                                 Executive Officer since October 1996.
                                 President and Chief Operating Officer
                                 1994-1996.  Executive Vice President,
                                 Fabricated Products 1993-1994.  Executive
                                 Vice President, Consumer and Packaging
                                 Products 1990-1993.  Director since 1994.

Randolph N. Reynolds**      55   Vice Chairman and Executive Officer
                                 since October 1996.  Vice Chairman 1994-
                                 1996.  Executive Vice President,
                                 International 1990-1994.  President,
                                 Reynolds International, Inc. ("RII"), a
                                 subsidiary of the Company, since November
                                 1980, and Chief Executive Officer of RII since November 1981. Director since
                                 1984.

J. Wilt Wagner              55   Vice Chairman and Executive Officer
                                 since October 1996.  Executive Vice
                                 President, Raw Materials, Metals and
                                 Industrial Products 1993-1996.  Executive
                                 Vice President, Fabricated Industrial
                                 Products 1992-1993.  Director since 1996.

Henry S. Savedge, Jr.       63   Executive Vice President and Chief
                                 Financial Officer since May 1992.  Vice
                                 President, Finance 1990-1992.  Director
                                 since 1992.

D. Michael Jones            43   Senior Vice President and General
                                 Counsel since October 1996.  Vice
                                 President, General Counsel and Secretary
                                 1993-1996.  Associate General Counsel and
                                 Assistant Secretary 1990-1993.

James R. Aitken             62   Vice President since April 1994.
                                 Executive Vice President, RII since March
                                 1993.  Vice President, Europe of RII and
                                 President, Reynolds (Europe) Ltd., a
                                 subsidiary of RII, 1987-1993.

Thomas P. Christino         57   Vice President, Flexible Packaging
                                 Division since November 1993.  Flexible
                                 Packaging Division General Manager 1992-
                                 1993.

Donald T. Cowles            49   Vice President and Reynolds Aluminum
                                 Supply Company Division General Manager
                                 since August 1995.  Executive Vice
                                 President, Human Resources and External
                                 Affairs 1993-1995.  Vice President,
                                 General Counsel and Secretary 1989-1993.

Eugene M. Desvernine        55   Vice President since April 1994.
                                 Executive Vice President, RII since March
                                 1993.  Vice President, Latin America of
                                 RII 1982-1993.

Allen M. Earehart           54   Vice President, Controller since
                                 April 1994.  Controller 1993-1994.
                                 Director, Corporate Accounting 1982-1993.

E. Jack Gates               55   Vice President, Raw Materials and
                                 Carbon Products Division since April
                                 1993.  Raw Materials and Precious Metals
                                 Division General Manager 1993.  Reduction
                                 Division General Manager 1990-1993.

Rodney E. Hanneman          60   Vice President, Quality Assurance
                                 and Technology Operations since March
                                 1985.

Paul S. Hayden              54   Vice President, Recycling Division
                                 since April 1995.  Recycling Division
                                 General Manager 1991-1995.

Douglas M. Jerrold          46   Vice President, Tax Affairs since
                                 April 1990.

John B. Kelzer              60   Vice President, Extrusion Division
                                 since April 1993.  Extrusion Division
                                 General Manager 1990-1993.

William E. Leahey, Jr.      47   Vice President, Can Division since
                                 April 1993.  Can Division General Manager
                                 1992-1993.

John M. Lowrie              56   Vice President, Consumer Products
                                 Division since October 1988.

F. Robert Newman            53   Vice President, Human Resources
                                 since October 1995.  Corporate Director,
                                 Human Resources 1993-1995.  Corporate
                                 Director, Industrial Relations 1992-1993.

John M. Noonan              63   Vice President, Construction
                                 Products and Properties Divisions since
                                 January 1984.

Paul Ratki                  57   Vice President, Metals Division
                                 since April 1994.  Reduction and
                                 Reclamation Division General Manager 1993-
                                 1994.  Reduction and Reclamation Division
                                 Operations Manager 1991-1993.

William G. Reynolds, Jr.**  57   Vice President, Government
                                 Relations and Public Affairs since
                                 October 1980.

John F. Rudin               51   Vice President, Chief Information
                                 Officer since August 1995.  Vice
                                 President since April 1995.  Reynolds
                                 Aluminum Supply Company Division General
                                 Manager 1989-1995.

Julian H. Taylor            53   Vice President, Treasurer since
                                 April 1988.

C. Stephen Thomas           57   Vice President, Mill Products
                                 Division since May 1992.  Vice President,
                                 Can Division 1990-1992.

Donna C. Dabney             49   Secretary and Assistant General
                                 Counsel since October 1996.  Associate
                                 General Counsel 1993-1996.  Chief Real
                                 Estate Counsel 1990-1993.  Assistant
                                 Secretary 1987-1996.

_______________
*  As of February 15, 1997
** Randolph N. Reynolds and William G. Reynolds, Jr. are brothers.


                             PART II


Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

The Registrant's Common Stock is listed on the New York Stock
Exchange and the Chicago Stock Exchange. At February 25, 1997, there were 9,126 holders of record of the Registrant's Common
Stock.

The high and low sales prices for shares of the Registrant's
Common Stock as reported on the New York Stock Exchange Composite
Transactions Tape and the dividends declared per share during the periods indicated are set forth below:

                         High      Low      Dividends
                         ----      ---      ---------
     1996
     First Quarter     $ 61-3/8  $ 49        $.35
     Second Quarter      61-5/8    51-3/4     .35
     Third Quarter       55-1/2    48-3/4     .35
     Fourth Quarter      60-1/2    50-3/8     .35

     1995

     First Quarter     $ 56-1/2  $ 46-1/4    $.25
     Second Quarter      52-3/8    46-3/4     .30
     Third Quarter       64-3/4    51-5/8     .30
     Fourth Quarter      58-5/8    48-1/2     .35

On February 21, 1997, the Board of Directors declared a dividend of $.35 per share of Common Stock, payable April 1, 1997 to stockholders of record on March 3, 1997.

Item 6.  SELECTED FINANCIAL DATA
------------------------------------------------------------------------

Consolidated Income Statement  (In millions, except per share amounts)
----------------------------------------------------------------------
                                     1996     1995     1994     1993     1992
                                  ---------------------------------------------

Net sales                          $6,972   $7,213   $5,879   $5,269   $5,593
Equity, interest and other income      44       39       46       25       28
Gains on sales of assets                -        -       88        -       36
                                  ---------------------------------------------
                                    7,016    7,252    6,013    5,294    5,657
                                  ---------------------------------------------

Cost of products sold               5,856    5,739    4,950    4,604    4,716
Selling, administrative and
 general expenses                     445      449      376      358      369
Depreciation and amortization         365      344      341      340      330
Interest                              160      172      156      159      167
Operational restructuring and asset
 revaluation costs                     37        -        -      348      106
Provision for estimated
 environmental costs                    -        -        -        -      164
                                  ---------------------------------------------
                                    6,863    6,704    5,823    5,809    5,852
                                  ---------------------------------------------

Income (loss) before income taxes
 and cumulative effects of
 accounting changes                   153      548      190     (515)    (195)
Taxes on income (credit)               49      159       68     (193)     (86)
                                  ---------------------------------------------
Income (loss) before cumulative
 effects of accounting changes        104      389      122     (322)    (109)
Cumulative effects of accounting
 changes <F1>                         (15)       -        -        -     (640)
                                  ---------------------------------------------
Net income (loss)                   $  89    $ 389    $ 122    ($322)   ($749)
                                  =============================================
Earnings per share
 Income (loss) before cumulative
  effects of accounting changes     $1.06    $5.35    $1.42   $(5.38)  $(1.83)
 Cumulative effects of accounting
  changes                           (0.24)       -        -        -   (10.73)
                                  ---------------------------------------------
 Net income (loss)                  $0.82    $5.35    $1.42   $(5.38) $(12.56)
                                  =============================================

 Cash dividends declared          =============================================
   per common share                 $1.40    $1.20    $1.00    $1.20    $1.80
                                  =============================================
Other items:
-----------
 Total assets                      $7,516   $7,740   $7,461   $6,709   $6,897
                                  =============================================

 Long-term debt                    $1,793   $1,853   $1,848   $1,990   $1,798
                                  =============================================

<F1>  See Item 8. Financial Statements and Supplementary Data -
      Note 1 for a discussion of the 1996 change in accounting principle. In 1992, the Company adopted FAS No. 106, requiring accrual accounting for postretirement benefits other than pensions, and FAS No. 109, which requires use of the liability method of determining deferred income taxes.
      Charges of $610 million (FAS No. 106) and $30 million (FAS No.
      109) were recognized in 1992 for the cumulative effects of these accounting changes. The adoption of FAS No. 109 enabled the Company to fully recognize the deferred tax benefits associated with the adoption of FAS No. 106.


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

Management's Discussion and Analysis contains forecasts, projections, estimates, statements of management's plans and objectives for the Company and other forward-looking statements. Please refer to the "Risk Factors" section beginning on page 33, where we have summarized factors that could cause actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.


RESULTS OF OPERATIONS

The Company's results in 1996 were adversely affected by lower realized prices for primary aluminum (approximately 18% lower than 1995), as well as price declines for a number of our fabricated aluminum products. The results reflect softness in the overall global aluminum market, primarily attributable to slower economic growth that has caused end users to liquidate excess inventories. Other factors affecting results include higher costs for certain raw materials, reduced shipping and manufacturing levels in the can and can sheet businesses due to weaker demand, and severe winter weather conditions early in the year that resulted in facility curtailments and lower volumes.

                                                       1996    1995    1994
                                                      ----------------------
 Net income                                             $89    $389    $122
 Special items included in net income:
  LIFO inventory liquidations (see Note 1)               19       -       -
  Operational restructuring costs (see Note 3)          (23)      -       -
  Cumulative effect of accounting change (see Note 1)   (15)      -       -
  Gains on sales of assets (see Note 2)                   -       -      57

 Earnings per share                                   $0.82   $5.35   $1.42
 Special items included in earnings per share:
  LIFO inventory liquidations                          0.29       -       -
  Operational restructuring costs                     (0.36)      -       -
  Cumulative effect of accounting change              (0.24)      -       -
  Gains on sales of assets                                -       -    0.92


ALUMINUM INDUSTRY

The aluminum industry entered 1996 facing carryover effects of the prior year and weakness in key economies. The aluminum industry had a strong performance in 1995, particularly in the first half of the year, because of improved aluminum supply/demand fundamentals. Prices for both primary and fabricated aluminum products improved significantly. Industry shipments increased in late 1994 and early 1995, largely as a result of hedge buying by end users who were anticipating price increases. This created a customer inventory buildup, which resulted in lower shipments in the latter part of 1995 and in 1996 as end users reduced their excess inventories. Demand for aluminum products was further weakened by the soft landing of the U.S. economy and weakness in European and other

ALUMINUM INDUSTRY -- continued

economies in late 1995 and 1996. In addition, higher worldwide production and higher exports from Russia affected aluminum industry fundamentals in 1996.

SHIPMENTS AND NET SALES
                                          1996                   1995                  1994
                                 ----------------------------------------------------------------
                                               Net                    Net                   Net
                                  Shipments   Sales      Shipments   Sales     Shipments   Sales
                                  ---------   -----      ---------   -----     ---------   -----
Finished Products and Other Sales
---------------------------------
 Packaging and containers
  Aluminum                            355    $1,850          368    $1,871        359     $1,583
  Nonaluminum                                   603                    556                   529
 Other aluminum                       163       552          163       580        151        449
 Other nonaluminum                              533                    528                   479
                                 ----------------------------------------------------------------
                                      518     3,538          531     3,535        510      3,040
                                 ----------------------------------------------------------------
Production and Processing
-------------------------
 Primary aluminum                     386       634          346       684        277        440
 Sheet and plate                      381     1,168          409     1,350        418      1,003
 Extrusions                           204       706          200       765        211        627
 Other aluminum                       164       481          179       494        157        391
 Other nonaluminum                              445                    385                   378
                                 ----------------------------------------------------------------
                                    1,135     3,434        1,134     3,678      1,063      2,839
                                 ----------------------------------------------------------------
Total                               1,653    $6,972        1,665    $7,213      1,573     $5,879
                                 ================================================================

Average realized price per pound:
--------------------------------
Fabricated aluminum products                  $1.79                  $1.84                 $1.48
Primary aluminum                               0.74                   0.90                  0.72

Finished Products and Other Sales
---------------------------------

Aluminum packaging and container shipments decreased in 1996 due to lower can shipments. Can shipments decreased because of reduced beer can volumes and lower export sales to Latin America as our partially owned can operations there added capacity. We realized higher shipments of laminated aluminum foil in 1996 as a result of acquiring a laminated aluminum products plant in mid-1995. Higher aluminum packaging and container shipments in 1995 resulted primarily from our acquisition of a can operation in mid-1994.

Shipments of other aluminum products were relatively flat in 1996 after increasing in 1995. Severe winter weather conditions in early 1996 adversely affected our distribution and construction products businesses. Lower activity in the transportation market, especially for trucks and trailers, also negatively affected our distribution business. Both of these businesses continually strengthened during the year as weather and business conditions improved. Other aluminum shipments increased in 1995 due to our acquisition of a metals distribution company in the third quarter of 1994.

Net sales were slightly higher in 1996, with higher nonaluminum sales offsetting the effect of lower aluminum shipments. Nonaluminum sales increased for a broad range of products including plastic packaging, printing cylinders, construction products and can machinery. The effect of slightly higher prices for cans was offset by lower prices for aluminum distribution products. Higher net sales in 1995 as compared to 1994 reflected higher aluminum shipments, higher nonaluminum sales (principally stainless steel) and improved prices for aluminum products.

Production and Processing

Primary aluminum shipments fluctuate from year to year because of variations in internal requirements and changes in customer demand for value-added foundry ingot and billet. Our 1995 acquisition of an additional interest in a Canadian primary aluminum plant contributed to the higher shipments in 1995 and 1996.

Sheet and plate shipments decreased in 1996 due mainly to lower demand for can sheet. Can sheet shipments in 1995 were higher because of strong demand and higher shipments to the Latin American operations. The increase in can sheet shipments in 1995 was more than offset by a decrease in shipments of other sheet products resulting from a conversion of a portion of the other sheet business to tolling.

The increase in other aluminum shipments in 1995 reflected strong demand for deoxidization products used in the steel industry. Wheel shipments were up sharply in both years due to strong demand and the additional capacity in 1996 at our new plant in Wisconsin.

Year-to-year changes in net sales primarily reflect changes in demand for aluminum products over the past two years as explained earlier under "Aluminum Industry". The increases in nonaluminum sales in both years resulted from strong demand for alumina and carbon products, although the alumina market slowed later in 1996.

OPERATING PROFIT
                                     1996      1995      1994
                                    --------------------------
Finished Products and Other Sales    $185      $232      $256
Production and Processing              86       492         2

Operating results generally reflect the contrast in the aluminum industry during the past two years. Lower aluminum prices, weaker volumes and lower capacity utilization in fabricating operations affected 1996 results. Generally, the opposite was true for 1995 with higher prices and volumes. The year 1996 was also impacted by lower shipping levels in our can and can sheet businesses, higher labor costs (as discussed below), the favorable effects of LIFO liquidations and benefits from a reduction in primary aluminum purchases (due to our 1995 purchase of an additional interest in a Canadian primary aluminum plant). Both years also were affected by higher costs for materials used to produce alumina and the favorable effects of continuous improvement efforts. Selling, administrative and general expenses increased in 1995 primarily due to the higher level of business activity.

Results for all three periods were negatively affected by unused capacity at our primary aluminum plants. U.S. production capacity of 209,000 metric tons remains temporarily curtailed.

In response to strong demand in the alumina market in 1995, we returned our Texas alumina refinery to full production. In 1996, because of slowing market conditions, we temporarily curtailed 15% of the capacity at this refinery. We do not expect this temporary curtailment to have a material impact on future operating results or affect our ability to meet the requirements of our primary aluminum operations.

In 1996, we entered into new six-year labor contracts with the unions that represent a majority of our domestic hourly employees. Major provisions of the new agreements include wage increases of $1.15 an hour over the first five years (plus incremental increases in 1997 and 1999) and enhanced pension


OPERATING PROFIT -- continued

and other benefits. At the end of the fifth year, the economic provisions of the contracts will be reopened. If agreement cannot be reached, the economic provisions will be submitted to arbitration for one additional year. The Company and the unions also agreed to work cooperatively on customer requirements, business objectives and shareholder and union interests. In addition, the agreements contain broad, new provisions for employee safety, job security and employee participation in the work environment.

In 1996, we closed a can plant in Texas. Operational restructuring costs of $37 million (pre-tax) were recognized. These costs related principally to employee termination costs at the Texas plant (see Note 3 to the consolidated financial statements). In 1995, we closed a can plant in New York. Costs of $25 million were recognized in 1995 for the closing of the New York plant and for asset revaluations at certain foreign entities. This amount was offset by the reversal of existing reserves in 1995 resulting from changes in estimated requirements for previously restructured operations. Our current strategy for the U.S. can business is to aggressively reduce costs and increase production efficiencies through modernization programs and new technologies.


GEOGRAPHIC AREA ANALYSIS

The Company has operations in the U.S., Canada and other foreign areas including Europe, Latin America and Australia. Certain of these operations, especially in Latin America, consist of equity interests, whose sales are not included in our consolidated net sales. We also participate in an unincorporated joint venture that mines bauxite and produces alumina in Australia.

Year-to-year changes in net sales and operating profits in our three geographic areas (domestic, Canada and other foreign) primarily reflect the previously discussed changes in aluminum industry fundamentals.


INTEREST EXPENSE

Interest expense declined in 1996 because of lower effective interest rates and higher amounts of capitalized interest. These benefits were partially offset by an increase in the amount of debt outstanding. Interest expense increased in 1995 due to higher rates.

We use interest rate swap agreements to manage exposure to interest rate fluctuations after considering market conditions and levels of variable-rate and fixed-rate debt outstanding (see
Note 6). Our strategy is to provide for lower interest expense during economic downturns, with the potential for higher interest expense during periods of economic growth.


TAXES ON INCOME

The Company pays U.S. federal, state and foreign taxes based on the laws of the various jurisdictions in which it operates. The effective tax rates reflected in the income statement differ from the U.S. federal statutory rate principally because of foreign taxes at different rates, the effects of percentage depletion allowances and, in 1995, the effect of a non-recurring foreign tax benefit. A reconciliation of the effective rates is included in Note 9.

TAXES ON INCOME -- continued

The Company has worldwide operations in many tax jurisdictions that generate deferred tax assets and/or liabilities. Deferred tax assets and liabilities have been netted by jurisdiction, resulting in both a deferred tax asset and a deferred tax liability on the balance sheet.

At December 31, 1996, we had $890 million of deferred tax assets that relate primarily to U.S. tax positions. The most significant portions of these assets relate to tax carryforward benefits and accrued costs for employee health care, environmental and restructuring costs. A major portion of these assets will be realized in the future through the reversal of temporary differences, principally depreciation. To the extent that these assets are not covered by reversals of depreciation, we expect the remainder to be realized through U.S. income earned in future periods.

The Company has a strong history of sustainable earnings. However, even without considering projections of income, certain tax planning strategies, such as changing the method of valuing inventories from LIFO to FIFO and/or entering into sale-leaseback transactions, would generate sufficient taxable income to realize the portion of the deferred tax asset related to U.S. operations. In addition, we can indefinitely carry forward the majority of our U.S. tax carryforward benefits.

Based on our evaluation of these matters, we expect that the deferred tax assets will be realized. We are not aware of any events or uncertainties that could significantly affect our conclusions regarding realization. We reassess the realization of deferred tax assets quarterly and, if necessary, adjust the valuation allowance accordingly.


ENVIRONMENTAL

The Company is involved in remedial investigations and actions at various locations, including Environmental Protection Agency Superfund sites where we and, in most cases, others have been designated as potentially responsible parties (PRPs). We accrue remediation costs when it becomes probable that such efforts will be required and the costs can be reasonably estimated. We evaluate the status of all significant existing or potential environmental issues quarterly, develop or revise cost estimates to satisfy known remediation requirements, and adjust the accrual accordingly. At December 31, 1996, the accrual was $197 million ($242 million at December 31, 1995). The accrual reflects our best estimate of the ultimate liability for known remediation costs.

In estimating anticipated costs, we consider the extent of our involvement at each site, joint and several liability provisions under applicable law, and the likelihood of obtaining contributions from other PRPs. Potential insurance recoveries are uncertain and therefore have not been considered. Based on information currently available, we expect to make remediation expenditures relating to costs currently accrued over the next 15 to 20 years with the majority spent by the year 2002. We expect cash flows from operations to provide the funds for environmental capital, operating and remediation expenditures.

Annual capital expenditures for equipment designed for environmental control purposes averaged approximately $32 million over the past three years. Ongoing environmental operating costs for the same period averaged approximately $78 million per year. We estimate that operating expenditures for 1997 through 1999 will remain at approximately these same levels. We estimate that annual capital expenditures for environmental control facilities will be approximately $65 million in 1997, $105 million in 1998 and $70 million in 1999. The majority of these expenditures are for the capital spending program referred to below at our primary aluminum plant in New York.

ENVIRONMENTAL -- continued

Our spending on environmental compliance will be influenced by future environmental regulations, including those issued and to be issued under the Clean Air Act Amendments of 1990. We have begun a five-year capital spending program of an estimated $185 million at our primary aluminum plant in New York. The project includes new air emissions controls and a phased modernization of the plant's production lines. We are accelerating certain expenditures believed necessary to achieve compliance with the Clean Air Act's proposed Maximum Achievable Control Technology standards. Based on current information, we estimate that compliance with the Clean Air Act's hazardous air pollutant standards will require in excess of $250 million of capital expenditures (including a portion of the expenditures at the New York plant referred to above), principally at our U.S. primary aluminum plants.

For additional information concerning environmental expenditures, see Note 11.


OTHER INFORMATION

Rates for electricity charged by the Bonneville Power Administration (BPA), which serves our primary aluminum plants in Oregon and Washington, are established under a new contract that expires in 2001. The new contract establishes fixed rates which are 16% less than rates previously in effect. These rates, however, are subject to review and approval in a process being conducted by the Federal Energy Regulatory Commission (FERC). Third parties are challenging the contract in the U.S. Court of Appeals for the Ninth Circuit, and the contract's rates are subject to further appeal in the courts by third parties following FERC review. Should the new contract be rejected in any of these processes, we could renegotiate with BPA or seek service from third parties.

In December 1996, the Aluminum, Brick and Glass Workers
International Union voted to merge with the United Steelworkers of America. This merger was completed in January 1997. We do not expect the merger to have a material impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
                                                       December 31
                                                    ----------------
                                                     1996      1995
                                                     ----      ----
Working capital                                      $540      $647
Ratio of current assets to current liabilities       1.4/1     1.5/1

The decrease in working capital resulted primarily from the success of our inventory management program.

OPERATING ACTIVITIES
                                        1996   1995   1994
                                        ----   ----   ----
Cash provided from operations           $520   $489   $493

Cash provided from operating activities over the past three years was used mainly to fund investing activities.


INVESTING ACTIVITIES

Substantial investments have been aimed at providing us with low-cost operations in most of our raw materials, industrial and finished products businesses. We have also focused on strategic areas for expansion and on further quality and efficiency enhancements. The following table shows actual and projected capital expenditures in the following categories: operational (replacement equipment, environmental control projects, etc.) and strategic (performance improvement, acquisitions and investments).

                                   Projected
                                     1997      1996      1995      1994
                                     ----      ----      ----      ----
Operational                          $222      $195      $219      $151
Strategic                             128       237       626       253
                                  -----------------------------------------
  Total capital investments          $350      $432      $845      $404
                                  =========================================

In Finished Products and Other Sales, strategic projects that have been completed in the past three years or that are underway include:

- expansions and modernizations of can, foil and plastic film plants
- the participation in the construction of can plants in Argentina, Brazil, Chile and Saudi Arabia
- the acquisitions of a can plant and a metals distribution business in 1994; and a printing cylinder engraving company, foil laminating plant, and flexible packaging operation in 1995

In Production and Processing, strategic projects that have been completed in the past three years or that are underway include:

- the acquisitions of additional interests in an Australian alumina refinery (6%) in 1994 and a Canadian primary aluminum plant (24.95%) in 1995
- the expansion of a plant in Indiana to produce bumpers and other automotive components (completed in 1996)

INVESTING ACTIVITIES  -  continued

- the modification and equipping of a purchased facility in Wisconsin to produce aluminum wheels (completed in 1996)
- a quality improvement program and equipment upgrades at a can sheet operation in Alabama
-  the modernization of a primary aluminum plant in New York
- the construction of a forged wheel plant in Virginia (as discussed below)
- the participation in a foil and extrusion plant in China (as discussed below)

In addition to these major projects, capacity expansions, equipment upgrades and/or improvement programs have been completed or are currently underway at a number of other facilities.

In 1996, we began construction of a $34-million facility in Virginia to manufacture aluminum wheels. Production is expected to start in 1997. The facility will use a manufacturing process that combines our computer-controlled, flow-formed casting technology with forging to produce lightweight wheels with added styling flexibility.

Also in 1996, we acquired a partial interest in an operation in China that produces aluminum foil and extrusions. The operation includes a large aluminum fabricating facility that was built in the mid-1980s and expanded later that decade. The facility manufactures aluminum foil, primarily for the food, pharmaceutical and tobacco industries, and extrusions for the automotive and construction products markets.

Capital investments planned for 1997 include amounts for those projects now underway and continuing operating requirements. We expect to fund these capital investments with internally generated funds. While the planned 1997 capital investments do not include amounts for acquisitions, we will evaluate any opportunities that arise.

A part of our strategy is to sell non-core assets and use the proceeds in our strategic businesses. Sales over the past three years included:

1996
- real estate (principally, developed commercial investment properties)

1995
-  remaining gold mining assets in Australia
- real estate (principally, developed commercial investment properties)

1994
-  Austrian can plant
- a subsidiary that held a 40% investment in an Australian gold mine
-  timberland in the Pacific Northwest

FINANCING ACTIVITIES

We believe our available financial resources, together with internally generated funds, are sufficient to meet our present and future business needs. We continue to exceed the financial ratio requirements contained in our financing arrangements and expect to do so in the future. At December 31, 1996, $113 million of our $1.65-billion shelf registration remained available for the issuance of debt securities. We also have a $500-million revolving credit facility. A summary of significant financing activities over the past three years follows:

FINANCING ACTIVITIES -- continued

1994:

-  Issued 11 million shares of 7% PRIDES(SM), Convertible
   Preferred Stock (PRIDES) for $47.25 (stated value) per share, generating $505 million of net proceeds
- Voluntarily prepaid the remaining balance ($72 million) of a term-loan agreement
- Repaid the balance ($50 million) of commercial paper outstanding
- Contributed 1.5 million shares (valued at $77 million) of the Company's common stock to pension plans

We used proceeds from the PRIDES issue for capital investments in 1994 and 1995 and to repay obligations incurred in the fourth quarter of 1993 to acquire Miller Brewing Company's can plants.

1995:

- Borrowed $22 million through the issuance of tax-exempt bonds that require a single repayment in 2025 and bear interest at a variable rate
- Issued $72 million of medium-term notes, which bear interest at an average rate of 6% and mature in 1996 and 1997
- Contributed 0.9 million shares (valued at $45 million) of the Company's common stock to pension plans

We used proceeds from the tax-exempt bonds to finance a portion of the costs of acquiring, constructing and installing environmental control facilities at our primary aluminum plant in New York. Proceeds from the medium-term notes were supplemented with cash on hand and cash generated from operations to acquire the additional interest in the Canadian primary aluminum plant for approximately $390 million, plus associated working capital.

1996:

-  Called for redemption of all outstanding shares of PRIDES
   (see Note 7), which will reduce annual dividend requirements by approximately $24 million based on the current common stock dividend
-  Substantially met our goal to fully fund our pension plans
-  Entered into $400 million of interest rate swap agreements
   (see Note 6)
- Amended the $500-million revolving credit facility arranged in 1994 to extend the term and lower the cost (see Note 6)


OUTLOOK

In 1997, we expect to show improvement over 1996 operating results. This expectation is based primarily on our performance improvement program discussed below. We also anticipate improvements in aluminum industry fundamentals and are encouraged by increases in primary aluminum prices in early 1997.

Looking forward, we believe the outlook for aluminum is strong. We are forecasting a 4-5% increase in U.S. industry shipments and a 5-6% increase in global aluminum consumption for 1997, with especially strong transportation and packaging markets. Generally, order rates are increasing in all of our businesses.

OUTLOOK -- continued

Programs are in place to improve operating performance in 1997 by at least $100 million pre-tax, exclusive of price changes and in excess of inflation. These programs include:

- significant cost reductions in our U.S. can business, including the closing of our Houston, Texas can plant (completed at the end of 1996) and the start-up of our modernized and more efficient Torrance, California can plant
-  aggressive cost reductions at our Alabama rolling mill
   (including reducing the workforce, principally through attrition)
- benefits from a new power contract for our primary aluminum plants in the Pacific Northwest (approximately $12 million annually at our current production levels)

We also expect the following factors to contribute to improved results in 1997:

-  additional soft drink can business
- improved results from partially owned can operations in Latin America and Saudi Arabia
-  stronger can sheet volume
-  improved demand for alumina
-  anticipated lower costs for natural gas and caustic soda
   (used in the production of alumina)

We expect to strengthen our balance sheet in 1997 by:

-  managing our capital expenditures to $350 million
-  continuing to lower our inventory days of supply
-  realizing cash savings from our PRIDES redemption
-  reducing debt by more than $200 million
-  selling non-core assets


PORTFOLIO REVIEW

We are conducting a review of all our operations and businesses. We are considering a number of alternatives that include, among other things, asset sales, spin-offs and the forming of strategic alliances to increase scale. No decisions will be made until later in 1997.


In March 1997 we concluded the sale of our residential construction products business in the U.S. Included in the sale were four plants that make various aluminum and vinyl construction products, a mini-mill in Virginia that makes building sheet from recycled aluminum, and 54 service centers. We have retained our non-residential building operations in Georgia that produce Reynobond aluminum composite panels. The disposition of this portion of our construction products business will not materially affect the Company.

We continue to negotiate the sale of our coal properties in western Kentucky. The properties include surface and mineral rights on about 16,000 acres, mineral rights on an additional 32,000 acres (approximately) and varying percentages of oil and gas rights on about 6,700 acres.

We have also signed letters of intent for the sale of an aluminum reclamation plant in Virginia and an aluminum extrusion plant in Texas. We expect both of these transactions, which are subject to certain conditions, to close in the second quarter of 1997.

Proceeds from these transactions, together with proceeds from the sale of certain real estate assets scheduled to close through mid-April 1997, are expected to total approximately $240 million. We will use these proceeds to reduce current debt. We expect the sale of our U.S. residential construction products business to result in a modest gain which we will announce with our first quarter 1997 results.


RISK FACTORS

This section should be read in conjunction with Items 1 and 3 of this report and the preceding portions of this Item.

This report contains (and oral communications made by or on behalf of the Company may contain) forecasts, projections, estimates, statements of management's plans and objectives for the Company and other forward-looking statements. The Company's expectations for the future and related forward-looking statements are based on a number of assumptions and forecasts as to world economic growth and other economic indicators (including rates of inflation, industrial production, housing starts and light vehicle sales), trends in the Company's key markets, global aluminum supply and demand conditions, and aluminum ingot prices, among other items. By their nature, forward-looking statements involve risk and uncertainty, and various factors could cause the Company's actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

Consensus expectations for 1997 indicate global economic growth of 3%. The Company is forecasting a 4-5% increase in U.S. aluminum industry shipments and a 5-6% increase in global aluminum consumption for the year, with especially strong transportation and packaging markets. Barring a recession in any major world economy, the Company expects the improved conditions in aluminum industry supply/demand fundamentals that are becoming evident at the beginning of 1997 to continue for the next several years. The Company's outlook for growth in aluminum consumption for the remainder of this decade is an average of 4% per year. The Company expects greater use of aluminum around the world in automobiles and other light vehicles. The Company also expects U.S. aluminum beverage can shipments to grow at about 2% per year and global shipments to grow 5% annually, with rapid growth of the aluminum beverage can market in Latin America, Asia, the Middle East and other developing economies.

Economic and/or market conditions other than as forecast by the Company in the preceding paragraph, particularly in the U.S., Japan and Germany (which are large consumers of aluminum) and in Latin America, could cause the Company's actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

The following factors also could affect the Company's results:

- Primary aluminum is an internationally traded commodity.
  The price of primary aluminum is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. The Company's current strategy of being a vertically integrated producer of value-added aluminum products, and its use of contractual arrangements including fixed-price sales contracts, fixed-price supply contracts, and forward, futures and option contracts, reduces its exposure to this volatility but does not eliminate it.

RISK FACTORS -- continued

- The markets for most aluminum products are highly competitive. Certain of the Company's competitors are larger than the Company in terms of total assets and operations and have greater financial resources. Certain foreign governments are involved in the operation and/or ownership of certain competitors and may be motivated by political, as well as economic considerations. In addition, aluminum competes with other materials, such as steel, vinyl, plastics and glass, among others, for various applications in the Company's key markets. Unanticipated actions or developments by or affecting the Company's competitors and/or the willingness of customers to accept substitutions for the products sold by the Company could affect results.

- The Company spends substantial capital and operating amounts relating to ongoing compliance with environmental laws. In addition, the Company is involved in remedial investigations and actions in connection with past disposal of wastes. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company's operations, the availability and application of technology, the identification of currently unknown remediation sites, and the allocation of costs among potentially responsible parties.

- Unanticipated material legal proceedings or investigations, or the disposition of those currently pending against the Company other than as anticipated by management and counsel, could affect the Company's results.

- Changes in the costs of power, resins, caustic soda, green coke and other raw materials can affect results. A new five-year contract with the Bonneville Power Administration for the period October 1996 - September 2001 will provide a fixed rate for electrical power that is 16% less than rates previously in effect for the Company's Washington and Oregon primary aluminum production plants. These rates are subject to regulatory review and approval. In addition, third parties are challenging the contract in court, and the rates are subject to further appeal in the courts by third parties following regulatory review.

- The Company's key transportation market is cyclical, and sales to that market in particular can be influenced by economic conditions.

- A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's results.

- The Company is conducting a portfolio review of all its operations and businesses. The Company is considering alternatives that include, among other things, asset sales, spin-offs and formation of strategic alliances. The timing, nature and magnitude of the actions, if any, that will be taken are not certain. Such actions, if taken, could affect the Company's results and ongoing operating performance.

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


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS     (millions, except
                                                           per share amounts)
=============================================================================
-----------------------------------------------------------------------------
Years ended December 31                              1996     1995     1994
-----------------------------------------------------------------------------
REVENUES
 Net sales                                          $6,972   $7,213   $5,879
 Equity, interest and other income                      44       39       46
 Gains on sales of assets                                -        -       88
-----------------------------------------------------------------------------
                                                     7,016    7,252    6,013
-----------------------------------------------------------------------------

COSTS AND EXPENSES
 Cost of products sold                               5,856    5,739    4,950
 Selling, administrative and general expenses          445      449      376
 Depreciation and amortization                         365      344      341
 Interest                                              160      172      156
 Operational restructuring costs                        37        -        -
-----------------------------------------------------------------------------
                                                     6,863    6,704    5,823
-----------------------------------------------------------------------------

EARNINGS
 Income before income taxes and cumulative effect
   of accounting change                                153      548     190
 Taxes on income                                        49      159      68
-----------------------------------------------------------------------------
 Income before cumulative effect of accounting change  104      389     122
 Cumulative effect of accounting change                (15)       -       -
-----------------------------------------------------------------------------

NET INCOME                                              89      389     122
 Preferred stock dividends                              36       36      34
-----------------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS             53      353      88

RETAINED EARNINGS
 Balance at beginning of year                        1,256      980     954
 Cash dividends on common stock                         89       77      62
-----------------------------------------------------------------------------
 Retained earnings at end of year                   $1,220   $1,256   $ 980
=============================================================================

EARNINGS PER SHARE
 Average shares outstanding                             64       73      62
 Income before cumulative effect of accounting
   change                                            $1.06    $5.35   $1.42
 Cumulative effect of accounting change              (0.24)       -       -
-----------------------------------------------------------------------------
 Net income                                          $0.82    $5.35   $1.42
=============================================================================

CASH DIVIDENDS PER COMMON SHARE                      $1.40    $1.20   $1.00
=============================================================================

See notes beginning on page 38.

CONSOLIDATED BALANCE SHEET                        (millions)
=============================================================================
December 31                                                 1996       1995
-----------------------------------------------------------------------------
ASSETS
 Current assets
   Cash and cash equivalents                               $   38     $   39
   Receivables
    Customers, less allowances of $18 (1995 - $20)            811        889
    Other                                                     150        154
-----------------------------------------------------------------------------
      Total receivables                                       961      1,043
   Inventories                                                787        891
   Prepaid expenses and other                                  87         41
-----------------------------------------------------------------------------
      Total current assets                                  1,873      2,014
 Unincorporated joint ventures and associated companies     1,337      1,286
 Property, plant and equipment - net                        3,237      3,223
 Deferred taxes                                               296        376
 Other assets                                                 773        841
-----------------------------------------------------------------------------

Total assets                                               $7,516     $7,740
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Trade payables                                          $  499     $  527
   Accrued compensation and related amounts                   209        252
   Payables to unincorporated joint ventures and
    associated companies                                       97        102
   Commercial paper                                            79          -
   Notes payable to banks                                     138        111
   Long-term debt                                              96        101
   Other liabilities                                          215        274
-----------------------------------------------------------------------------
      Total current liabilities                             1,333      1,367
 Long-term debt                                             1,793      1,853
 Postretirement benefits                                    1,087      1,213
 Environmental                                                179        178
 Deferred taxes                                               262        236
 Other liabilities                                            228        276
 Stockholders' equity
   Preferred stock                                              -        505
   Common stock                                             1,451        941
   Retained earnings                                        1,220      1,256
   Cumulative currency translation adjustments                (37)       (22)
   Pension liability adjustment                                 -        (63)
-----------------------------------------------------------------------------
      Total stockholders' equity                            2,634      2,617
 Contingent liabilities and commitments (Notes 10 and 11)
-----------------------------------------------------------------------------

Total liabilities and stockholders' equity                 $7,516     $7,740
=============================================================================

See notes beginning on page 38.


CONSOLIDATED STATEMENT OF CASH FLOWS                          (millions)
=============================================================================
Years ended December 31                                1996    1995    1994
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                            $  89   $ 389   $ 122
 Adjustments to reconcile to net cash provided by
   operating activities:
    Depreciation and amortization                        365     344     341
    Gains on sales of assets                               -       -     (88)
    Operational restructuring costs                       37       -       -
    Cumulative effect of accounting change                15       -       -
    Other                                                 26      18       3
    Changes in operating assets and liabilities net of
     effects from acquisitions and dispositions:
      Accounts payable, accrued and other liabilities   (110)   (173)    272
      Receivables                                         67     (59)   (173)
      Inventories                                         93      17    (106)
      Other                                              (62)    (47)    122
-----------------------------------------------------------------------------
Net cash provided by operating activities                520     489     493

INVESTING ACTIVITIES
 Capital investments
   Operational                                          (195)   (219)   (151)
   Strategic                                            (237)   (626)   (253)
 Purchases of debt securities                              -       -    (139)
 Maturities of investments in debt securities              -     125      14
 Proceeds from sales of assets                            12      28     162
 Other                                                   (17)    (48)    (71)
-----------------------------------------------------------------------------
Net cash used in investing activities                   (437)   (740)   (438)

FINANCING ACTIVITIES
 Proceeds from long-term debt                             40     106       -
 Proceeds from preferred stock issue                       -       -     505
 Reduction of long-term debt and other financing
   liabilities                                          (105)    (22)   (165)
 Increase (decrease) in short-term borrowings            111     (18)    (37)
 Cash dividends paid                                    (135)   (106)    (71)
 Other                                                     5      22       2
-----------------------------------------------------------------------------
Net cash provided by (used in) financing activities      (84)    (18)    234

CASH AND CASH EQUIVALENTS
 Net increase (decrease)                                  (1)   (269)    289
 At beginning of year                                     39     308      19
-----------------------------------------------------------------------------
At end of year                                         $  38   $  39   $ 308
=============================================================================

Supplemental disclosure of cash flow information:
 Cash paid (received) during the year for:
   Income taxes                                        $   2  $  56    $ (17)
   Interest (net of capitalized interest)                163    172      152

See notes beginning on page 38.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

(In the tables, dollars are in millions, except per share amounts. Certain amounts have been reclassified to conform to the 1996 presentation.)



1.  ACCOUNTING POLICIES
-----------------------

General
-------
The consolidated financial statements are prepared in conformity with generally accepted accounting principles. As a result, management is required to make estimates and assumptions that affect the following:

- reported amounts of revenues and expenses during the reporting period
- reported amounts of assets and liabilities at the date of the financial statements
- disclosure of contingent assets and liabilities at the date of the financial statements

Actual results could differ from those estimates.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after eliminating inter-company transactions, profits and losses. The investments in unincorporated joint ventures are accounted for on an investment cost basis adjusted for the Company's share of the non-cash production charges of the operation. Unincorporated joint ventures are production facilities without marketing or sales activities. Investments in associated companies (20-to-50% owned) are carried at cost, which is adjusted for the Company's equity in undistributed net income.

Revenue Recognition
-------------------
Revenues are recognized when products are shipped and ownership risk and title pass to the customer.

Inventories
-----------
Inventories are stated at the lower of cost or market. Inventory costs were determined by the last-in, first-out (LIFO), first-in, first-out (FIFO) and average-cost methods. LIFO method inventories were $279 million at the end of 1996 (1995 - $312 million). FIFO and average-cost method inventories were $508 million at the end of 1996 (1995 - $579 million). Inventories would increase by $470 million at the end of 1996 (1995 - $508 million), if the FIFO method were applied to LIFO method inventories.

In 1996, the liquidation of certain LIFO layers decreased cost of products sold by $30 million. The inventories in these LIFO layers were acquired at lower costs in prior years.

Since inventories are sold at various stages of processing, there is no practical distinction between finished products, in-process products and other materials. Inventories are therefore presented as a single classification.

Depreciation and Amortization
-----------------------------
The straight-line method is used to depreciate plant and equipment over their estimated useful lives (buildings and leasehold improvements - 10 to 40 years, machinery and equipment
- 5 to 20 years). Improvements to leased properties are generally amortized over the shorter of the terms of the respective leases or the estimated useful life of the improvement.

Environmental Expenditures
--------------------------
Remediation costs are accrued when it is probable that such efforts will be required and the related costs can be reasonably estimated.

1.  ACCOUNTING POLICIES -- continued
------------------------------------

Postemployment Benefits
-----------------------
The expected cost of postemployment benefits is accrued when it becomes probable that such benefits will be paid.

Hedging
-------
Forward, futures, option and swap contracts are designated to manage market risks resulting from fluctuations in the aluminum, natural gas, foreign currency and debt markets. These instruments, which are not held for trading purposes, are effective in minimizing such risks by creating equal and offsetting exposures. Unrealized gains and losses are deferred and recorded as a component of the underlying hedged transaction when it occurs. Realized gains or losses from matured and terminated hedge contracts are recorded in other assets or liabilities until the underlying hedged transaction is consummated. Realized and unrealized gains or losses on hedge contracts relating to transactions that are subsequently not expected to occur are recognized in results currently. None of these instruments contains multiplier or leverage features. There is exposure to credit risk if the other parties to these instruments do not meet their obligations. Creditworthiness of the other parties is closely monitored, and they are expected to fulfill their obligations. Contracts used to manage risks in these markets are not material.

Cumulative Effect of Accounting Change
--------------------------------------
In 1996, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was adopted. The cumulative effect of adopting the standard was an after-tax loss of $15 million. The loss was for the impairment of assets held for sale, principally undeveloped land.

Earnings Per Share
------------------
For 1996 and 1994, earnings per share equals net income, minus dividends on the Company's 7% PRIDES(SM), Convertible Preferred Stock (PRIDES), divided by the weighted-average number of common shares outstanding during the year. For 1995, earnings per share equals net income divided by the weighted-average number of common shares and common share equivalents outstanding during the year. The number of common share equivalents outstanding for 1995 was based on the assumed conversion of the PRIDES. For the purpose of this computation, the conversion rate (0.88 per share) of common stock for each share of PRIDES was based on the average market value of common stock during 1995 ($53.56 per share). Common share equivalents relating to the PRIDES were not included in 1996 and 1994 since their effect would have been anti-dilutive. All of the outstanding shares of PRIDES were redeemed for or converted into shares of common stock in late 1996 (see
Note 7). If this exchange had occurred on January 1, 1996, earnings per share (net income) would have been $1.22 for 1996.

Stock Options
-------------
Stock options are accounted for using the intrinsic value method.
Compensation expense is not recognized because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

Compensation expense is recognized for performance-based stock options if and when the performance condition is satisfied. Compensation expense is the difference between the market price of the common stock when the performance condition is satisfied and the exercise price of the stock options.

Statement of Cash Flows
-----------------------
In preparing the Statement of Cash Flows, all highly liquid, short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents.

2.  GAINS ON SALES OF ASSETS
----------------------------

In 1994, a pre-tax gain of $63 million was recognized on the sale of a subsidiary that held a 40% interest in an Australian gold mine. Also in 1994, a pre-tax gain of $25 million was recognized on the sale of timberland.


3.  OPERATIONAL RESTRUCTURING COSTS
-----------------------------------

Operational restructuring costs of $37 million (pre-tax) were recognized in 1996. These costs consisted principally of employee termination benefits relating to the closing of a can plant in Texas. The plant's annual capacity of 1.4-billion cans was in excess of the Company's domestic customer needs. Productivity gains within the Company's can-making system and slower overall growth in the domestic can market permitted this rationalization of operations. Certain equipment at the plant will be transferred to the Company's other domestic and international operations. The plant and property are expected to be sold.

Approximately one-half of the cash requirements relating to these costs was paid in 1996. Most of the remainder is expected to be paid in 1997.


4.  UNINCORPORATED JOINT VENTURES AND ASSOCIATED COMPANIES
----------------------------------------------------------

Investments in unincorporated joint ventures that produce alumina and primary aluminum consist of the following:

                                                     December 31
                                                 ------------------
                                                    1996     1995
                                                 ------------------
Current assets                                       $63      $67
Current liabilities                                  (55)     (54)
Property, plant and equipment and other assets     1,047    1,032
                                                 ------------------
Net investment                                    $1,055   $1,045
                                                 ==================

Foreign-based associated companies produce bauxite, alumina, primary aluminum, hydroelectric power and fabricated aluminum products. Investments in these companies were $282 million at the end of 1996 (1995 - $241 million), including advances of $46
million (1995 - $46 million).  Equity income     (pre-tax) of $21
million was recognized during 1996 (1995 - $17 million, 1994 - $24 million). Summarized financial information related to these entities follows:

                                         Years ended December 31
                                        ----------------------------
                                          1996    1995    1994
                                        ----------------------------
Net sales                                 $950    $709    $476
Cost of products sold                      814     602     410
Net income                                  31      37      33

                                               December 31
                                            ------------------
                                               1996    1995
                                            ------------------
Current assets                                 $599    $533
Noncurrent assets                               917     575
Current liabilities                             458     384
Noncurrent liabilities                          469     265
Stockholders' equity                            589     459


5.  PROPERTY, PLANT AND EQUIPMENT (AT COST)
-------------------------------------------

                                                        December 31
                                                   -------------------
                                                       1996     1995
                                                   -------------------
Land, land improvements and mineral properties         $303     $302
Buildings and leasehold improvements                  1,092    1,057
Machinery and equipment                               5,211    4,972
Construction in progress                                207      269
                                                   -------------------
                                                     $6,813   $6,600
Less allowances for depreciation and amortization     3,576    3,377
                                                   -------------------
Net property, plant and equipment                    $3,237   $3,223
                                                   ===================


6.  FINANCING ARRANGEMENTS
--------------------------

                                                        December 31
                                                    ------------------
                                                       1996     1995
                                                    ------------------
Public debt securities:
 Medium-term notes                                     $997   $1,046
 9% debentures due 2003                                 100      100
 9-3/8% debentures due 1999                             100      100
 6-5/8% amortizing notes                                284      284
 Industrial and environmental control revenue bonds     237      242
Other arrangements:
 Bank credit agreement                                  150      150
 Mortgages and other notes payable                       21       32
                                                    ------------------
                                                      1,889    1,954
Amounts due within one year                              96      101
                                                    ------------------
Long-term debt                                       $1,793   $1,853
                                                    ==================

Long-term debt at December 31, 1996 matures as follows:

                  1997             $96
                  1998             291
                  1999             197
                  2000             154
                  2001             169
                  2002-2025        982

The medium-term notes, 9% debentures and 9-3/8% debentures were issued under a $1.65-billion shelf registration. The medium-term notes bear interest at an average fixed rate of 8.8% and have maturities ranging from 1997 to 2013. At December 31, 1996, $113 million of debt securities remained unissued under the shelf registration.

The 6-5/8% amortizing notes were issued at a discount (99.48%) and have an effective interest rate of 6.7%. The notes require annual principal repayments of $57 million between 1998 and 2002.

Industrial and environmental control revenue bonds consist of variable-rate debt with interest rates averaging approximately
3.6% at December 31, 1996. These bonds require principal repayment periodically or in a lump sum through 2025. Letters of credit issued by banks support these bonds.

The bank credit agreement has a variable interest rate (5.9% at December 31, 1996) and matures in 1998.

6.  FINANCING ARRANGEMENTS -- continued
---------------------------------------

Mortgages and other notes payable consist of fixed-rate debt with an average rate of 6.4%. They require principal repayment through 2009.

The Company has a $500-million revolving credit facility that expires in 2001. No amounts were outstanding under the facility at December 31, 1996. The annual commitment fee on the facility is .10%.

Certain financing arrangements contain restrictions that primarily consist of requirements to maintain specified financial ratios. These restrictions do not inhibit operations or the use of fixed assets. At December 31, 1996, the Company exceeded all such requirements.

The fair value of long-term debt was approximately $2.0 billion at the end of 1996 (1995 - $2.1 billion). The fair value was determined by using discounted cash flow analysis.


Interest rate swap agreements are designated to manage a portion of the exposure to interest rate fluctuations after considering outstanding levels of variable-rate and fixed-rate debt. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense. The fair values of these agreements (which at the end of 1996 and 1995 were not material) are not recognized in the financial statements. At December 31, 1996, the Company had $625 million of these agreements (1995 - $742 million), which effectively convert a portion of its debt (principally medium-term notes) from fixed-rate to variable-rate. Payments are received based on a fixed rate (5.9%) and made based on a variable rate (5.7% at December 31, 1996). These agreements mature in 1997 ($125 million), 1998 ($100 million) and 2001 ($400 million). The Company also had $175 million of agreements (1995 - $175 million), which effectively convert a portion of its debt (principally the bank credit agreement and industrial and environmental control revenue bonds) from variable-rate to fixed-rate. Payments are received based on a variable rate (5.9% at December 31, 1996) and made based on a fixed rate (6.0%). These agreements mature in 1998. The variable rates in these agreements are based on the London Interbank Offer Rate.

Interest capitalized was $13 million during 1996 (1995 - $7 million, 1994 - $5 million).

The weighted-average interest rate on commercial paper was 5.9% at the end of 1996. The weighted-average interest rate on other short-term borrowings was 4.6% at the end of 1996 (1995 - 7.0%).


7.  STOCKHOLDERS' EQUITY
------------------------

Preferred stock
---------------
The Company has 21,000,000 shares of preferred stock authorized.
Two million shares have been designated Series A Junior
Participating Preferred.

On December 31, 1996, the Company called for redemption of all its outstanding PRIDES. As a result of the call, the Company issued a total of 9,019,990 shares of common stock upon the redemption or conversion of all of the PRIDES. A total of 4,673,800 shares of common stock were issued in redemption of 5,699,756 shares of PRIDES. The redemption rate of .82 of a share of common stock for each share of PRIDES was based on a call price of $48.077 per share and a common stock market price of $58.79 per share (determined as provided in the PRIDES governing documents). In lieu of redemption, holders of 5,300,244 shares of PRIDES elected to convert their shares of PRIDES (on or before the redemption date) into 4,346,190 shares of common stock (at a conversion rate of .82 of a share of common stock for each share of PRIDES). Dividends declared on each share of PRIDES were $3.31 in 1996 (1995 - $3.31).

7.  STOCKHOLDERS' EQUITY -- continued
-------------------------------------

Common stock
------------
                                                  Shares      Amount
                                              -----------------------
Authorized, without par value                  200,000,000
Outstanding:
 At beginning of 1994                           60,488,863     $784
 Shares issued under employee benefit plans:
     1994                                        1,679,792       86
     1995                                        1,429,822       71
     1996                                          100,132        5
 Shares issued for the redemption or
   conversion of PRIDES in 1996                  9,019,990      505
                                              -----------------------
 At end of 1996                                 72,718,599   $1,451
                                              =======================


Cash dividends declared
                                           1996   1995   1994
                                        ------------------------
PRIDES                                      $36    $36    $34
Common stock                                 89     77     62
                                        ------------------------
                                           $125   $113    $96
                                        ========================

Stock options
-------------
The Company has a non-qualified stock option plan under which key employees may be granted stock options at a price equal to the fair market value at the date of grant. Other than the performance-based options discussed below, the stock options currently outstanding vest in one year and are exercisable between one year and 10 years from the date of grant. A summary of stock option activity and related information follows
(options are in thousands):

                                         1996     1995     1994
                                         ----     ----     ----
Outstanding at January 1                4,680    4,404    3,756
Granted                                   750      755      728
Exercised                                (103)    (453)     (55)
Canceled                                   (9)     (26)     (25)
                                     ------------------------------
Outstanding at December 31              5,318    4,680    4,404
Exercisable at December 31              4,569    3,931    3,681
Available for grant (increased on
 January 1, 1996 by 2 million shares)   1,630      520    1,260

Weighted-average prices:
 Outstanding at January 1                 $52      $51      $52
 Granted                                   55       52       45
 Exercised                                 39       43       31
 Canceled                                  52       53       56
 Outstanding at December 31                52       52       51
 Exercisable at December 31                52       52       52

7.  STOCKHOLDERS' EQUITY -- continued
-------------------------------------

Stock options-continued
-----------------------
The following table summarizes information about stock options outstanding at December 31, 1996 (options are in thousands and remaining contractual life and exercise prices are weighted-averages):

                       Options Outstanding         Options Exercisable
                --------------------------------   -------------------
     Range of              Remaining
     Exercise              Contractual  Exercise            Exercise
      Prices     Options     Life        Price     Options   Price
      ------     -------     ----        -----     -------   -----
    $35 to $49    1,518     6 Years       $44       1,518     $44
    $52 to $60    3,800     6 Years        56       3,051      56
                 -------                           -------
    $35 to $60    5,318     6 Years        52       4,569      52
                 =======                           =======

In 1996, the Company also granted 150,000 performance-based stock options at an exercise price of $53.50 per share. The stock options will not be exercisable unless, on or before September 30, 1999, the closing price of the common stock equals or exceeds $80.25 per share for 30 consecutive days. If this condition is satisfied, the options may be exercised any time between August 30, 1997 and March 31, 2000.

Pro forma net income and earnings per share have been prepared based on expensing (after tax) the estimated fair value of stock options granted during 1996 and 1995. The estimated fair value of the stock options was determined by using a Black-Scholes option pricing model. The estimated fair values and the weighted-average assumptions used to estimate those values follow:

                                                      Performance-
                                   Stock Options      Based Options
                                 -----------------    -------------
                                   1996     1995         1996
                                   ----     ----         ----

Risk-free interest rate            6.9%     6.5%         6.5%
Dividend yield                     2.6%     3.0%         2.1%
Volatility factor of the expected
 market price of the Company's
 common stock                      .278     .270         .262
Expected life of the option        6 years  6 years      3 years

Estimated fair value of each
 stock option granted              $16.97   $14.30       $11.73

The Black-Scholes option pricing model was not developed for use in valuing employee stock options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including expectations of future dividends and stock price volatility. The assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective input assumptions can materially affect the fair value estimate and because the employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable single measure of the employee stock options.

The pro forma information follows:

                                     1996      1995
                                     ----      ----

Pro forma net income                  $79     $ 382
Pro forma earnings per share        $0.67     $5.25

7.  STOCKHOLDERS' EQUITY -- continued
-------------------------------------

Shareholder rights plan
-----------------------
Each share of common stock has one right attached and the rights trade with the common stock. The rights are exercisable only if a person or group buys 20% or more of the Company's common stock, or announces a tender offer for 30% or more of the outstanding common stock. Each right will entitle a holder to buy one-hundredth of one share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $125.

If at any time after the rights become exercisable, the Company is acquired in a merger or other business combination, or if there is a sale or transfer of 50% of its assets or earning power, each right would enable its holder to buy common stock of the acquiring company at a 50% discount. In addition, if a person or group acquires 30% or more of the common stock, or if certain other events occur, each right would enable its holder to buy common stock of the Company at a 50% discount. The rights, which do not have voting privileges, expire in late 1997. The Board of Directors may redeem the rights before expiration, under certain circumstances, for $0.05 per right. Until the rights become exercisable, they have no dilutive effect on earnings per share.

These rights should not interfere with a business combination approved by the Board of Directors. However, they will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on redemption of the rights or acquiring a substantial number of the rights.

Cumulative currency translation adjustments
-------------------------------------------
                                            1996   1995   1994
                                          -----------------------
At beginning of year                        $(22)  $(43)  $(50)
Currency translation adjustments             (16)    23      7
Income taxes                                   1     (2)     -
                                          -----------------------
At end of year                              $(37)  $(22)  $(43)
                                          =======================

8.  POSTRETIREMENT BENEFITS
---------------------------


Pensions
--------
The Company has several noncontributory defined benefit pension
plans that cover substantially all employees.   Plans covering
salaried employees provide pension benefits based on a formula. The formula considers length of service and earnings during years of service. Plans covering hourly employees generally provide a specific amount of benefits for each year of service.

Net pension costs were:

                                                 1996    1995   1994
                                               ------------------------
Service cost                                      $38     $27    $32
Interest cost                                     138     133    127
Actual return on plan assets -- (gain) loss      (212)   (308)     3
Net amortization and deferrals                     94     192    (92)
Other                                              14      12     12
                                               ------------------------
Total                                             $72     $56    $82
                                               ========================

8.  POSTRETIREMENT BENEFITS -- continued
----------------------------------------

Pensions-continued
------------------
The following table sets forth information on the principal pension plans:

                                                         December 31
                                                     -------------------
                                                        1996     1995
                                                     -------------------
Actuarial present value of pension benefit obligation:
 Vested                                                $1,593   $1,546
 Nonvested                                                192      177
                                                     -------------------
 Accumulated                                           $1,785   $1,723
                                                     ===================
 Projected                                             $1,916   $1,858
Plan assets at fair value                               1,876    1,692
                                                     -------------------

Plan assets less than projected benefit obligation        (40)    (166)

Items not yet recognized:
 Unrecognized net loss                                     95      271
 Unamortized plan change benefits                         156       98
 Recognition of minimum liability                         (18)    (151)
                                                     -------------------
Net pension asset                                        $193      $52
                                                     ===================


Assumptions used in accounting for the principal pension plans were:

                                                 1996    1995    1994
                                               -------------------------
Discount rate                                    7.75%   7.25%   8.75%
Approximate weighted-average rate of increase
  in compensation levels (salaried plan only)    4.5%    4.5%    4.5%
Expected long-term rate of return on assets      9.25%   9.25%   9.25%

At December 31, 1996, the accumulated benefit obligations of the pension plans were substantially fully funded. In the future, the Company expects to keep the plans fully funded absent significant plan changes and/or deviations in actuarial assumptions. Absent these changes and/or deviations, funding levels will approximate pension costs in future years. Cash for the contributions is expected to be generated from operations. Contributions totaled $87 million in 1996 and $127 million (including 0.9 million shares of common stock of the Company valued at $45 million) in 1995.

8.  POSTRETIREMENT BENEFITS -- continued
----------------------------------------

At December 31, 1996, the plans' assets consisted of the following:

    Corporate equity securities                         59%
    Corporate bonds                                     26
    Government debt securities and cash equivalents     10
    Real estate                                          5

Corporate equity securities include 1.5 million shares of the Company's common stock. These shares had a market value of $85 million at the end of 1996. Dividends paid on the Company's common stock held by the plans during 1996 totaled $2 million.

Other postretirement benefits
-----------------------------
The Company provides most domestic retired employees with health care and life insurance benefits. Substantially all domestic employees may become eligible for these benefits if they work for the Company until retirement age. The cost of these benefits is funded when actual expenses are incurred.

Net periodic postretirement benefit cost was:

                                       1996     1995     1994
                                    ----------------------------
Service cost                            $8       $6       $8
Interest cost                           62       74       74
Net amortization                       (19)     (19)     (16)
                                    ----------------------------
Total                                  $51      $61      $66
                                    ============================

The accumulated postretirement benefit obligation consists of the following:

                                                   December 31
                                               -------------------
                                                   1996     1995
                                               -------------------
Retirees                                           $625     $694
Active employees fully eligible                      81       71
Active employees not fully eligible                 146      165
Unamortized plan change benefits                    145      178
Unrecognized net gain (loss)                         75      (46)
                                               -------------------
Total                                            $1,072   $1,062
                                               ===================

The health care cost trend rate has a significant effect on the amounts reported. The annual assumed rate of increase for the principal plans is 6.5% for 1997 (7% in 1996 and 10% in 1995) and is assumed to decrease gradually to 5% for 2002 and beyond. Each 1% change in the rate would change the accumulated postretirement benefit obligation by $52 million at December 31, 1996 and net periodic postretirement benefit cost for 1996 by $4 million.

The discount rate used in determining the accumulated postretirement benefit obligation for the principal plans was 7.75% at December 31, 1996 (1995 - 7.25%).

9.  TAXES ON INCOME
-------------------

The significant components of the provision for income taxes were:

                                            1996   1995   1994
                                           ----------------------
Current:
 Federal                                      $3    $10    $30
 Foreign                                       3     10     15
 State                                         1      3      1
                                           ----------------------
 Total current                                 7     23     46
                                           ----------------------
Deferred:
 Federal                                       2     66    (13)
 Foreign                                      28     62     32
 State                                        (2)     -     (8)
                                           ----------------------
 Total deferred                               28    128     11
                                           ----------------------
Equity income                                 14      8     11
                                           ----------------------
Total                                        $49    $159   $68
                                           ======================

The deferred tax provision includes domestic carryforward benefits of $28 million (1995 - $9 million, 1994 -$14 million).

The effective income tax rate varied from the U.S. statutory rate as follows:

                                            1996   1995   1994
                                          ----------------------
U.S. rate                                    35%    35%    35%
Income taxed at other than the U.S. rate      2     (5)     2
Percentage depletion                         (3)    (1)    (3)
State income taxes and other                 (2)     -      2
                                          ----------------------
Effective rate                               32%    29%    36%
                                          ======================

Income taxed at other than the U.S. rate includes a non-recurring foreign tax benefit of 3% in 1995.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1996, the Company had $890 million (1995 - $902 million) of deferred tax assets and $826 million (1995 - $759 million) of deferred tax liabilities that have been netted with respect to tax jurisdictions for presentation purposes. The significant components of these amounts were:

                                                1996              1995
                                          ------------------------------------
                                           Asset  Liability  Asset  Liability
                                          ------------------------------------
Retiree health benefits                    $ 412      $-      $415       $-
Tax carryforward benefits                    225       -       213       (1)
Environmental and restructuring costs        110      (2)      121       (2)
Other                                          5      54        44       39
Tax over book depreciation                  (380)    210      (369)     200
Valuation reserve relating to tax
  carryforward benefits                      (46)      -       (45)       -
                                          ------------------------------------
Total deferred tax assets and liabilities    326     262       379      236

Amount included as current in
  balance sheet                               30       -         3        -
                                          ------------------------------------
Noncurrent deferred tax assets and
  liabilities                               $296    $262      $376     $236
                                          ====================================

9.  TAXES ON INCOME -- continued
--------------------------------

The tax carryforward benefits can be carried forward indefinitely except for $61 million that will expire primarily between 2001 and 2011. A valuation reserve of $46 million relating to certain of these benefits has been recorded. Alternatives continue to be evaluated that may result in the ultimate realization of a portion of these reserved assets.

Income taxes have not been provided on the undistributed earnings
($1,015 million) of foreign subsidiaries. The Company intends to use such earnings to finance foreign expansion, reduce foreign debt or support foreign operating requirements.


10.  CONTINGENT LIABILITIES AND COMMITMENTS
-------------------------------------------

Various suits, claims and actions are pending against the Company. In the opinion of management, after consultation with legal counsel, disposition of these suits, claims and actions, either individually or in the aggregate, will not have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. No assurance can be given, however, that the disposition of one or more of such suits, claims or actions in a particular reporting period will not be material in relation to the reported results for such period.

The Company is committed to paying its proportionate share of annual primary aluminum production charges (including debt service) relating to its interests in an unincorporated joint venture and an associated company. These arrangements include minimum commitments of approximately $45 million annually through 1999. The present value of these commitments at December 31, 1996 was $122 million, after excluding interest of $13 million. The Company purchased approximately $150 million of primary aluminum in each of the last three years under these arrangements.

Certain items of property, plant and equipment are leased under long-term operating leases. Lease expense was approximately $48 million per year for the years 1994 to 1996. Lease commitments at December 31, 1996, were approximately $80 million. Leases covering major items contain renewal and/or purchase options that may be exercised.


11.  ENVIRONMENTAL EXPENDITURES
-------------------------------

The Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party (PRP), with others, at various Environmental Protection Agency-designated Superfund sites. Amounts have been recorded (on an undiscounted basis) which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1996, the accrual for environmental remediation costs was $197 million. This amount is expected to be spent over the next 15 to 20 years with the majority to be spent by the year 2002.

Estimated environmental remediation costs are developed after considering, among other things, the following:

-    currently available technological solutions
-    alternative cleanup methods
-    risk-based assessments of the contamination
-    estimated proportionate share of remediation costs (if applicable)

11.  ENVIRONMENTAL EXPENDITURES -- continued
--------------------------------------------

The Company may also use external consultants, and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. Based on information currently available, the Company believes it is unlikely that it will incur substantial additional costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs.

Estimated costs for future environmental compliance and remediation are necessarily imprecise because of factors such as:

- continuing evolution of environmental laws and regulatory requirements
-    availability and application of technology
-    identification of presently unknown remediation requirements
-    cost allocations among PRPs

Further, it is not possible to predict the amount or timing of future costs of environmental remediation that may subsequently be determined. Based on information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to results of operations in a future interim or annual reporting period.


12.  COMPANY OPERATIONS
-----------------------

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

Primary aluminum is an internationally traded commodity. The price of primary aluminum is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile and fluctuations influence the Company's operating results. The Company's current strategy of being a vertically integrated producer of value-added aluminum products and its use of contractual arrangements including fixed-price sales contracts, fixed-price supply contracts, and forward, futures and option contracts, reduces its exposure to this volatility but does not eliminate it. Through these activities, the Company's risk profile is managed in a manner consistent with management's operational strategies. The Company continues to manage its global operations in order to mitigate its exposure to general financial, political, economic and business risks.

In order to more fully describe the nature of its operations and to supplement the foregoing, the Company has separated its vertically integrated operations into two groups referred to as Finished Products and Other Sales, and Production and Processing.
Summarized financial information relating to the Company's operations and investments is as follows:

12.  COMPANY OPERATIONS -- continued
------------------------------------

Operating Data
                                         Finished     Production
                                       Products and      and       Eliminations,
1996                                   Other Sales    Processing        etc.        Consolidated
--------------------------------------------------------------------------------------------------
Sales to customers                        $3,538        $3,434            $-           $6,972
Internal transfers                             6           785          (791)               -
--------------------------------------------------------------------------------------------------
Total sales                               $3,544        $4,219         $(791)          $6,972
--------------------------------------------------------------------------------------------------
Operating income                            $185           $86           $(2)            $269
Equity income                                 19             9            (7)              21
Interest and other income                                                                  23
Interest expense                                                                         (160)
                                                                                     -------------
Income before income taxes and
  cumulative effect of accounting change                                                 $153
--------------------------------------------------------------------------------------------------
Depreciation and amortization                102           263                            365
Identifiable assets                        1,546         3,966           (51)           5,461
Capital investments                          131           301                            432
--------------------------------------------------------------------------------------------------

1995
--------------------------------------------------------------------------------------------------
Sales to customers                        $3,535        $3,678            $-           $7,213
Internal transfers                             9           809          (818)               -
--------------------------------------------------------------------------------------------------
Total sales                               $3,544        $4,487         $(818)          $7,213
--------------------------------------------------------------------------------------------------
Operating income                            $232          $492          $(43)            $681
Equity income                                 14            11            (8)              17
Interest and other income                                                                  22
Interest expense                                                                         (172)
                                                                                     -------------
Income before income taxes                                                               $548
--------------------------------------------------------------------------------------------------
Depreciation and amortization                 99           245                            344
Identifiable assets                        1,558         4,121           (83)           5,596
Capital investments                         $157          $688                            845
--------------------------------------------------------------------------------------------------

1994
--------------------------------------------------------------------------------------------------
Sales to customers                        $3,040        $2,839            $-           $5,879
Internal transfers                             4           706          (710)               -
--------------------------------------------------------------------------------------------------
Total sales                               $3,044        $3,545         $(710)          $5,879
--------------------------------------------------------------------------------------------------
Operating income                            $256            $2          $(46)            $212
Equity income                                 23            10            (9)              24
Interest and other income                                                                 110
Interest expense                                                                         (156)
                                                                                     -------------
Income before income taxes                                                               $190
--------------------------------------------------------------------------------------------------
Depreciation and amortization                 91           250                            341
Identifiable assets                        1,452         3,963          (84)            5,331
Capital investments                         $183          $221                            404
--------------------------------------------------------------------------------------------------

------------------------------------

Geographic Data
                                                Other
                                               Foreign
                                             (Principally
1996                      Domestic   Canada     Europe)     Eliminations    Consolidated
-----------------------------------------------------------------------------------------
Sales to customers         $5,450      $509     $1,013                         $6,972
Transfers between areas       380       677        203         $(1,260)              -
-----------------------------------------------------------------------------------------
Total sales                $5,830    $1,186     $1,216         $(1,260)        $6,972
-----------------------------------------------------------------------------------------
Operating income (loss)      $148      $154       $(18)           $(15)          $269
Identifiable assets        $4,220    $1,332       $798           $(171)        $6,179
-----------------------------------------------------------------------------------------

1995
-----------------------------------------------------------------------------------------
Sales to customers         $5,524      $529     $1,160                         $7,213
Transfers between areas       484       726        176          (1,386)             -
-----------------------------------------------------------------------------------------
Total sales                $6,008    $1,255     $1,336         $(1,386)        $7,213
-----------------------------------------------------------------------------------------
Operating income             $230      $351        $87             $13           $681
Identifiable assets        $4,360    $1,326       $981           $(213)        $6,454
-----------------------------------------------------------------------------------------

1994
-----------------------------------------------------------------------------------------
Sales to customers         $4,506      $375       $998                         $5,879
Transfers between areas       404       576        178          (1,158)             -
-----------------------------------------------------------------------------------------
Total sales                $4,910      $951     $1,176         $(1,158)        $5,879
-----------------------------------------------------------------------------------------
Operating income              $27      $133        $63            $(11)          $212
Identifiable assets        $4,578    $1,288       $975           $(236)        $6,605
-----------------------------------------------------------------------------------------

Approximately 30% of products transferred between operating groups is reflected at cost-related prices. The remaining transfers between operating areas and transfers among Canada, other foreign and domestic areas are reflected at market-related prices.

Operating profit is after allocation of selling, administrative and general expenses. It does not reflect interest expense or other items of income or expense considered to be general corporate in nature.

Investments in and advances to associated companies and unincorporated joint ventures not consolidated totaled $1,337 million at the end of 1996 (1995 - $1,286 million, 1994 - $856 million). These investments and advances relate principally to Australian and Canadian entities in the Production and Processing group. Corporate assets of $718 million at the end of 1996 (1995
- $858 million, 1994 - $1,274 million) consist principally of cash, investments, deferred taxes and other assets.

Research and development expenditures were $49 million in 1996
(1995 - $43 million, 1994 - $38 million).

We are conducting a review of all our operations and businesses. We are considering a number of alternatives that include, among other things, asset sales, spin-offs, and the forming of strategic alliances to increase scale. Such actions, if taken, could affect the Company's results and ongoing operating performance. No decisions will be made until later in 1997.

13.  CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM
     COMPANY OF CANADA, LTD.
-----------------------------------------------------------------

Financial statements for Canadian Reynolds Metals Company, Ltd. and Reynolds Aluminum Company of Canada, Ltd. have been omitted because certain securities registered under the Securities Act of 1933, of which these entities are obligors (thus subjecting them to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by Reynolds Metals Company. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the notes to the financial statements of Reynolds Metals Company. Summarized financial information is as follows:

Canadian Reynolds Metals Company, Ltd.
                                             Years ended December 31
                                            --------------------------
                                             1996      1995     1994
                                            --------------------------
Net Sales:
 Customers                                   $202      $226     $111
 Parent company                               599       690      576
                                            --------------------------
                                              801       916      687

Cost of products sold                         677       651      603

Net income (loss)                             $65      $176      $38

                                              December 31
                                            ----------------
                                             1996      1995
                                            ----------------
Current assets                               $189      $112
Noncurrent assets                           1,225     1,266
Current liabilities                           (50)      (91)
Noncurrent liabilities                       (624)     (617)

Reynolds Aluminum Company of Canada, Ltd.
                                       Years ended December 31
                                      -------------------------
                                       1996     1995     1994
                                      -------------------------
Net Sales:
 Customers                             $509     $522     $373
 Parent company                         517      619      498
                                      -------------------------
                                      1,026    1,141      871

Cost of products sold                   884      849      755

Net income (loss)                       $59     $188      $50

                                         December 31
                                     ------------------
                                        1996    1995
                                     ------------------
Current assets                         $240      $221
Noncurrent assets                     1,370     1,407
Current liabilities                     (95)     (199)
Noncurrent liabilities                 (656)     (632)

Quarterly Results of Operations (Unaudited)
 (millions, except per share amounts)
--------------------------------------------------------------------------------------------------------
                                                       1996                            1995
--------------------------------------------------------------------------------------------------------
Quarter                                  1st     2nd     3rd     4th        1st    2nd     3rd    4th
--------------------------------------------------------------------------------------------------------
Net sales                               $1,662  $1,823  $1,751  $1,736    $1,651  $1,864  $1,841  $1,857

Gross profit                               205     227     180     151       259     304     307     272

Income before cumulative effect of
  accounting change                         17      60      26       1        82     111     112      84

Cumulative effect of accounting
  change (See Note 1)                      (15)      -       -       -         -       -       -       -
--------------------------------------------------------------------------------------------------------
Net income                                  $2     $60     $26      $1       $82    $111    $112     $84
========================================================================================================

Earnings per common share
  Income (loss) before cumulative
     effect of accounting change         $0.12    $0.81  $0.26  $(0.13)    $1.13   $1.51   $1.56   $1.15
  Cumulative effect of accounting change (0.24)       -      -       -         -       -       -       -
--------------------------------------------------------------------------------------------------------
  Net income (loss)                     $(0.12)   $0.81  $0.26  $(0.13)    $1.13   $1.51   $1.56   $1.15
========================================================================================================


Gross profit equals net sales minus cost of products sold (including manufacturing depreciation). Included in income before cumulative effect of accounting change for 1996 is a charge for restructuring costs of $23 million ($0.36 per share) in the first quarter of 1996 and favorable effects from LIFO inventory liquidations of $3 million ($0.05 per share), $6 million
($0.10 per share) and $10 million ($0.14 per share) in the second, third and fourth quarters, respectively.


        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS








Stockholders and Board of Directors
Reynolds Metals Company

We have audited the accompanying consolidated balance sheets of Reynolds Metals Company as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reynolds Metals Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, in 1996 the Company adopted Statement of Financial Accounting
Standards No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of."

Ernst & Young LLP


Richmond, Virginia
February 21, 1997





Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                            PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning the directors and nominees for directorship and compliance with Section 16(a) of the Exchange Act of 1934, see the information under the captions "Item 1. Election of Directors" and "General Information - Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 1997. That information is incorporated in this report by reference.

Information concerning executive officers of the Registrant is shown in Part I - Item 4A of this report.


Item 11.   EXECUTIVE COMPENSATION

For information required by this item, see the information under the captions "Item 1. Election of Directors - Board Compensation and Benefits", "Item 1. Election of Directors - Other Compensation", and "Executive Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 1997. That information is incorporated in this report by reference.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information required by this item, see the information under the caption "Beneficial Ownership of Securities" in the Registrant's Proxy Statement for the Annual Meeting of
Stockholders to be held on April 16, 1997.  That information
(other than that appearing under the caption "Beneficial
Ownership of Securities - Stock Ownership Guidelines") is incorporated in this report by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information required by this item, see the information under the captions "Item 1. Election of Directors - Certain
Relationships", "Item 1.  Election of Directors - Other
Compensation", "Executive Compensation - Pension Plan Table" and
"Executive Compensation - Certain Arrangements" in the
Registrant's Proxy Statement for the Annual Meeting of
Stockholders to be held on April 16, 1997. That information is incorporated in this report by reference.


                             PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The consolidated financial statements and exhibits listed below are filed as a part of this report.

     (1)  Consolidated Financial Statements:                         Page
                                                                     ----
          Consolidated statement of income and retained earnings -
          Years ended December 31, 1996, 1995 and 1994.               35

          Consolidated balance sheet - December 31, 1996 and 1995.    36

          Consolidated statement of cash flows - Years ended
          December 31, 1996, 1995 and 1994.                           37

          Notes to consolidated financial statements.                 38

          Report of Ernst & Young LLP, Independent Auditors.          55

     (2)  Financial Statement Schedules

          This report omits all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission because they are not required, are inapplicable or the required information has otherwise been given.

          This report omits individual financial statements of Reynolds Metals Company because the restricted net assets (as defined in Accounting Series Release 302) of all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not exceed 25% of the consolidated net assets shown in the consolidated balance sheet as of December 31, 1996.

          This report omits financial statements of all associated companies (20% to 50% owned) because no associated company is individually significant.

     (3)  Exhibits

          EXHIBIT 2    - None

          EXHIBIT 3.1  - Restated Certificate of Incorporation,
                         as amended


          EXHIBIT 3.2  - By-Laws, as amended

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

_______________________
*Incorporated by reference.
        * EXHIBIT 4.4  - Amendment No. 1 dated as of November 1,
                         1991 to the Indenture.  (File No. 1-
                         1430, 1991 Form 10-K Report, EXHIBIT
                         4.4)

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

        * EXHIBIT 4.9  - Form of Floating Rate Medium-Term Note.
                         (Registration Statement No. 33-30882 on
                         Form S-3, dated August 31, 1989, EXHIBIT
                         4.4)

        * EXHIBIT 4.10 - Form of Book-Entry Fixed Rate Medium-Term
                         Note.  (File No. 1-1430, 1991 Form 10-K
                         Report, EXHIBIT 4.15)

        * EXHIBIT 4.11 - Form of Book-Entry Floating Rate Medium-Term
                         Note.  (File No. 1-1430, 1991 Form 10-K
                         Report, EXHIBIT 4.16)

        * EXHIBIT 4.12 - Form of 9% Debenture due August 15, 2003.
                         (File No. 1-1430, Form 8-K Report dated
                         August 16, 1991, Exhibit 4(a))

        * EXHIBIT 4.13 - Articles of Continuance of Societe
                         d'Aluminium Reynolds du Canada,
                         Ltee/Reynolds Aluminum Company of
                         Canada, Ltd. (formerly known as Canadian
                         Reynolds Metals Company, Limited --
                         Societe Canadienne de Metaux Reynolds,
                         Limitee) ("REYCAN"), as amended.  (File
                         No. 1-1430, 1995 Form 10-K Report,
                         EXHIBIT 4.13)

        * EXHIBIT 4.14 - By-Laws of REYCAN, as amended.  (File No. 1-
                         1430, 1995 Form 10-K Report, EXHIBIT
                         4.14)

        * EXHIBIT 4.15 - Articles of Incorporation of Societe
                         Canadienne de Metaux Reynolds,
                         Ltee/Canadian Reynolds Metals Company,
                         Ltd. ("CRM"), as amended.  (File No. 1-
                         1430, 1995 Form 10-K Report, EXHIBIT
                         4.15)

        * EXHIBIT 4.16 - By-Laws of CRM, as amended.  (File No. 1-
                         1430, 1995 Form 10-K Report, EXHIBIT
                         4.16)



_______________________
*Incorporated by reference.

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

        * EXHIBIT 4.19 - Form of 6-5/8% Guaranteed Amortizing Note due
                         July 15, 2002.  (File No. 1-1430, Form 8-
                         K Report dated July 14, 1993, EXHIBIT
                         4(d))


          EXHIBIT 9    - None

       =* EXHIBIT 10.1 - Reynolds Metals Company 1987
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 33-13822 on
                         Form S-8, dated April 28, 1987, EXHIBIT
                         28.1)

       =* EXHIBIT 10.2 - Reynolds Metals Company 1992
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 33-44400 on
                         Form S-8, dated December 9, 1991,
                         EXHIBIT 28.1)

       =* EXHIBIT 10.3 - Reynolds Metals Company Performance
                         Incentive Plan, as amended and restated
                         effective January 1, 1996.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended March 31, 1995, EXHIBIT 10.4)

       =* EXHIBIT 10.4 - Agreement dated December 9, 1987 between
                         Reynolds Metals Company and Jeremiah J.
                         Sheehan.  (File No. 1-1430, 1987 Form 10-
                         K Report, EXHIBIT 10.9)

       =* EXHIBIT 10.5 - Supplemental Death Benefit Plan for
                         Officers.  (File No. 1-1430, 1986 Form
                         10-K Report, EXHIBIT 10.8)

       =* EXHIBIT 10.6 - Financial Counseling Assistance Plan for
                         Officers.  (File No. 1-1430, 1987 Form
                         10-K Report, EXHIBIT 10.11)

       =* EXHIBIT 10.7 - Management Incentive Deferral Plan.
                         (File No. 1-1430, 1987 Form 10-K Report,
                         EXHIBIT 10.12)

       =* EXHIBIT 10.8 - Deferred Compensation Plan for Outside
                         Directors as Amended and Restated
                         Effective December 1, 1993.  (File No. 1-
                         1430, 1993 Form 10-K Report, EXHIBIT
                         10.12)

       =* EXHIBIT 10.9 - Form of Indemnification Agreement for
                         Directors and Officers.  (File No. 1-
                         1430, Form 8-K Report dated April 29,
                         1987, EXHIBIT 28.3)


____________________________
*  Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.


      =* EXHIBIT 10.10 - Form of Executive Severance Agreement between
                         Reynolds Metals Company and key
                         executive personnel, including each of
                         the individuals (other than Donna C.
                         Dabney) listed in Item 4A of this
                         report.  (File No. 1-1430, 1987 Form 10-
                         K Report, EXHIBIT 10.18)

      =* EXHIBIT 10.11 - Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective May 20, 1988.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended June 30, 1988, EXHIBIT 19(a))

      =* EXHIBIT 10.12 - Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective October 21, 1988.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended September 30, 1988, EXHIBIT 19(a))

      =* EXHIBIT 10.13 - Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective January 1, 1987.  (File No. 1-
                         1430, 1988 Form 10-K Report, EXHIBIT
                         10.22)

      =* EXHIBIT 10.14 - Form of Stock Option and Stock Appreciation
                         Right Agreement, as approved February
                         16, 1990 by the Compensation Committee
                         of the Company's Board of Directors.
                         (File No. 1-1430, 1989 Form 10-K Report,
                         EXHIBIT 10.24)

      =* EXHIBIT 10.15 - Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective January 18, 1991.  (File No. 1-
                         1430, 1990 Form 10-K Report, EXHIBIT
                         10.26)

      =* EXHIBIT 10.16 - Letter Agreement dated January 18, 1991 between Reynolds Metals Company and
                         William O. Bourke.  (File No. 1-1430,
                         1990 Form 10-K Report, EXHIBIT 10.27)

      =* EXHIBIT 10.17 - Form of Stock Option Agreement, as approved
                         April 22, 1992 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended March 31,
                         1992, EXHIBIT 28(a))

      =* EXHIBIT 10.18 - Consulting Agreement dated May 1, 1992
                         between Reynolds Metals Company and
                         William O. Bourke.  (File No. 1-1430,
                         Form 10-Q Report for the Quarter Ended
                         March 31, 1992, EXHIBIT 28(b))

      =* EXHIBIT 10.19 - Renewal dated February 18, 1994 of
                         Consulting Agreement dated May 1, 1992
                         between Reynolds Metals Company and
                         William O. Bourke.  (File No. 1-1430,
                         1993 Form 10-K Report, EXHIBIT 10.28)




____________________________
*  Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
   Item 601 of Regulation S-K.


      =* EXHIBIT 10.20 - Reynolds Metals Company Restricted Stock
                         Plan for Outside Directors.
                         (Registration Statement No. 33-53851 on
                         Form S-8, dated May 27, 1994, EXHIBIT
                         4.6)

      =* EXHIBIT 10.21 - Reynolds Metals Company New Management
                         Incentive Deferral Plan.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended June 30, 1994, EXHIBIT 10.30)

      =* EXHIBIT 10.22 - Reynolds Metals Company Salary Deferral
                         Plan for Executives.  (File No. 1-1430,
                         Form 10-Q Report for the Quarter Ended
                         June 30, 1994, EXHIBIT 10.31)

      =* EXHIBIT 10.23 - Reynolds Metals Company Supplemental
                         Long Term Disability Plan for
                         Executives.  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended June 30,
                         1994, EXHIBIT 10.32)

      =* EXHIBIT 10.24 - Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective August 19, 1994.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended September 30, 1994, EXHIBIT 10.34)

      =* EXHIBIT 10.25 - Amendment to Reynolds Metals Company
                         1992 Nonqualified Stock Option Plan
                         effective August 19, 1994.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended September 30, 1994, EXHIBIT 10.35)

      =* EXHIBIT 10.26 - Amendment to Reynolds Metals Company New
                         Management Incentive Deferral Plan
                         effective January 1, 1995.  (File No. 1-
                         1430, 1994 Form 10-K Report, EXHIBIT
                         10.36)

      =* EXHIBIT 10.27 - Form of Split Dollar Life Insurance Agreement
                         (Trustee Owner, Trustee Pays Premiums).
                         (File No. 1-1430, Form 10-Q Report for
                         the Quarter Ended June 30, 1995, EXHIBIT
                         10.34)

      =* EXHIBIT 10.28 - Form of Split Dollar Life Insurance Agreement
                         (Trustee Owner, Employee Pays Premium).
                         (File No. 1-1430, Form 10-Q Report for
                         the Quarter Ended June 30, 1995, EXHIBIT
                         10.35)

      =* EXHIBIT 10.29 - Form of Split Dollar Life Insurance Agreement
                         (Employee Owner, Employee Pays Premium).
                         (File No. 1-1430, Form 10-Q Report for
                         the Quarter Ended June 30, 1995, EXHIBIT
                         10.36)

      =* EXHIBIT 10.30 - Form of Split Dollar Life Insurance Agreement
                         (Third Party Owner, Third Party Pays
                         Premiums).  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended June 30,
                         1995, EXHIBIT 10.37)





____________________________
 * Incorporated by reference.
 = Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
   Item 601 of Regulation S-K.

      =* EXHIBIT 10.31 - Form of Split Dollar Life Insurance Agreement
                         (Third Party Owner, Employee Pays
                         Premiums).  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended June 30,
                         1995, EXHIBIT 10.38)

      =* EXHIBIT 10.32 - Reynolds Metals Company 1996
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 333-03947 on
                         Form S-8, dated May 17, 1996, EXHIBIT
                         4.6)

      =* EXHIBIT 10.33 - Amendment to Reynolds Metals Company
                         1992 Nonqualified Stock Option Plan
                         effective January 1, 1993.
                         (Registration Statement No. 333-03947 on
                         Form S-8, dated May 17, 1996, EXHIBIT
                         99)

      =* EXHIBIT 10.34 - Form of Stock Option Agreement, as approved
                         May 17, 1996 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended June 30,
                         1996, EXHIBIT 10.41)

      =* EXHIBIT 10.35 - Form of Three Party Stock Option Agreement,
                         as approved May 17, 1996 by the
                         Compensation Committee of the Company's
                         Board of Directors.  (File No. 1-1430,
                         Form 10-Q Report for the Quarter Ended
                         June 30, 1996, EXHIBIT 10.42)

      =* EXHIBIT 10.36 - Stock Option Agreement dated August 30, 1996 between Reynolds Metals Company and
                         Jeremiah J. Sheehan.  (File No. 1-1430,
                         Form 10-Q Report for the Quarter Ended
                         September 30, 1996, EXHIBIT 10.43)

      =* EXHIBIT 10.37 - Amendment to Deferred Compensation Plan
                         for Outside Directors effective August
                         15, 1996.  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended September
                         30, 1996, EXHIBIT 10.44)

      =  EXHIBIT 10.38 - Amendment to Reynolds Metals Company
                         New Management Incentive Deferral Plan
                         effective January 1, 1996

      =  EXHIBIT 10.39 - Amendment to Reynolds Metals Company
                         Performance Incentive Plan effective
                         January 1, 1996

      =  EXHIBIT 10.40 - Reynolds Metals Company Supplemental
                         Incentive Plan

      =  EXHIBIT 10.41 - Reynolds Metals Company Stock Plan for
                         Outside Directors

      =  EXHIBIT 10.42 - Special Executive Severance Package for
                         Certain Employees who Terminate
                         Employment between January 1, 1997 and
                         June 30, 1998, as approved by the
                         Compensation Committee of the Company's
                         Board of Directors on January 17, 1997



____________________________
*  Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
   Item 601 of Regulation S-K.

      =  EXHIBIT 10.43 - Special Award Program for Certain
                         Executives or Key Employees, as approved by the Compensation Committee of the Company's Board of Directors on January
                         17, 1997

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

         EXHIBIT 18    - None

         EXHIBIT 21    - List of Subsidiaries of Reynolds Metals
                         Company

         EXHIBIT 22    - None

         EXHIBIT 23    - Consent of Independent Auditors

         EXHIBIT 24    - Powers of Attorney

         EXHIBIT 27    - Financial Data Schedule


____________________________
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
    Item 601 of Regulation S-K.

    Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt of the Company are omitted because such debt does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

(b) Reports on Form 8-K

    During the fourth quarter of 1996, the
    Registrant filed with the Commission a Current Report on Form 8-K dated December 2, 1996 reporting under Item 5 that it would redeem on December 31, 1996 all of its outstanding 7% PRIDES(SM), Convertible Preferred Stock, stated value $47.25 per share.
    _______________________
    (SM)  "PRIDES" is a service mark of Merrill Lynch & Co., Inc.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REYNOLDS METALS COMPANY


                                   By Jeremiah J. Sheehan
                                      Jeremiah J. Sheehan, Chairman of
                                      the Board and Chief Executive
                                      Officer


                                   Date  March 21, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By Henry S. Savedge, Jr.                By Jeremiah J. Sheehan
   Henry S. Savedge, Jr., Director      Jeremiah J. Sheehan, Director
   Executive Vice President and         Chairman of the Board and
   Chief Financial Officer              Chief Executive Officer
   (Principal Financial Officer)        (Principal Executive Officer)

Date  March 21, 1997                    Date  March 21, 1997



By *Patricia C. Barron                  By *William O. Bourke
   Patricia C. Barron, Director            William O. Bourke, Director


Date  March 21, 1997                    Date  March 21, 1997



By *John R. Hall                        By *Robert L. Hintz
   John R. Hall, Director                  Robert L. Hintz, Director


Date  March 21, 1997                    Date  March 21, 1997



By *William H. Joyce                    By *Mylle Bell Mangum
   William H. Joyce, Director              Mylle Bell Mangum, Director


Date  March 21, 1997                    Date  March 21, 1997



By *D. Larry Moore                      By Randolph N. Reynolds
   D. Larry Moore, Director                Randolph N. Reynolds, Director


Date  March 21, 1997                    Date  March 21, 1997



By *James M. Ringler                    By *Samuel C. Scott, III
   James M. Ringler, Director              Samuel C. Scott, III, Director


Date  March 21, 1997                    Date  March 21, 1997



By J. Wilt Wagner                       By *Joe B. Wyatt
   J. Wilt Wagner, Director                Joe B. Wyatt, Director


Date  March 21, 1997                     Date  March 21, 1997



By Allen M. Earehart
   Allen M. Earehart,
   Vice President, Controller
   (Principal Accounting Officer)


Date  March 21, 1997



*By D. Michael Jones
    D. Michael Jones, Attorney-in-Fact


Date  March 21, 1997




                 (THIS PAGE LEFT BLANK INTENTIONALLY)





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                       TO

                                   FORM 10-K

                  For the fiscal year ended December 31, 1996

                          Commission File No. 1-1430

                            REYNOLDS METALS COMPANY


                             Attached herewith are
          Exhibits 3.1, 3.2, 10.38, 10.39, 10.40, 10.41, 10.42, 10.43,
          11, 21, 23, 24 and 27

                                      INDEX


          EXHIBIT 2    - None

          EXHIBIT 3.1  - Restated Certificate of Incorporation,
                         as amended


          EXHIBIT 3.2  - By-Laws, as amended

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

_______________________
*Incorporated by reference.

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

        * EXHIBIT 4.9  - Form of Floating Rate Medium-Term Note.
                         (Registration Statement No. 33-30882 on
                         Form S-3, dated August 31, 1989, EXHIBIT
                         4.4)

        * EXHIBIT 4.10 - Form of Book-Entry Fixed Rate Medium-Term
                         Note.  (File No. 1-1430, 1991 Form 10-K
                         Report, EXHIBIT 4.15)

        * EXHIBIT 4.11 - Form of Book-Entry Floating Rate Medium-Term
                         Note.  (File No. 1-1430, 1991 Form 10-K
                         Report, EXHIBIT 4.16)

        * EXHIBIT 4.12 - Form of 9% Debenture due August 15, 2003.
                         (File No. 1-1430, Form 8-K Report dated
                         August 16, 1991, Exhibit 4(a))

        * EXHIBIT 4.13 - Articles of Continuance of Societe
                         d'Aluminium Reynolds du Canada,
                         Ltee/Reynolds Aluminum Company of
                         Canada, Ltd. (formerly known as Canadian
                         Reynolds Metals Company, Limited --
                         Societe Canadienne de Metaux Reynolds,
                         Limitee) ("REYCAN"), as amended.  (File
                         No. 1-1430, 1995 Form 10-K Report,
                         EXHIBIT 4.13)

        * EXHIBIT 4.14 - By-Laws of REYCAN, as amended.  (File No. 1-
                         1430, 1995 Form 10-K Report, EXHIBIT
                         4.14)

        * EXHIBIT 4.15 - Articles of Incorporation of Societe
                         Canadienne de Metaux Reynolds,
                         Ltee/Canadian Reynolds Metals Company,
                         Ltd. ("CRM"), as amended.  (File No. 1-
                         1430, 1995 Form 10-K Report, EXHIBIT
                         4.15)

        * EXHIBIT 4.16 - By-Laws of CRM, as amended.  (File No. 1-
                         1430, 1995 Form 10-K Report, EXHIBIT
                         4.16)



_______________________
*Incorporated by reference.

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

        * EXHIBIT 4.19 - Form of 6-5/8% Guaranteed Amortizing Note due
                         July 15, 2002.  (File No. 1-1430, Form 8-
                         K Report dated July 14, 1993, EXHIBIT
                         4(d))


          EXHIBIT 9    - None

       =* EXHIBIT 10.1 - Reynolds Metals Company 1987
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 33-13822 on
                         Form S-8, dated April 28, 1987, EXHIBIT
                         28.1)

       =* EXHIBIT 10.2 - Reynolds Metals Company 1992
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 33-44400 on
                         Form S-8, dated December 9, 1991,
                         EXHIBIT 28.1)

       =* EXHIBIT 10.3 - Reynolds Metals Company Performance
                         Incentive Plan, as amended and restated
                         effective January 1, 1996.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended March 31, 1995, EXHIBIT 10.4)

       =* EXHIBIT 10.4 - Agreement dated December 9, 1987 between
                         Reynolds Metals Company and Jeremiah J.
                         Sheehan.  (File No. 1-1430, 1987 Form 10-
                         K Report, EXHIBIT 10.9)

       =* EXHIBIT 10.5 - Supplemental Death Benefit Plan for
                         Officers.  (File No. 1-1430, 1986 Form
                         10-K Report, EXHIBIT 10.8)

       =* EXHIBIT 10.6 - Financial Counseling Assistance Plan for
                         Officers.  (File No. 1-1430, 1987 Form
                         10-K Report, EXHIBIT 10.11)

       =* EXHIBIT 10.7 - Management Incentive Deferral Plan.
                         (File No. 1-1430, 1987 Form 10-K Report,
                         EXHIBIT 10.12)

       =* EXHIBIT 10.8 - Deferred Compensation Plan for Outside
                         Directors as Amended and Restated
                         Effective December 1, 1993.  (File No. 1-
                         1430, 1993 Form 10-K Report, EXHIBIT
                         10.12)

       =* EXHIBIT 10.9 - Form of Indemnification Agreement for
                         Directors and Officers.  (File No. 1-
                         1430, Form 8-K Report dated April 29,
                         1987, EXHIBIT 28.3)


____________________________
*  Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.


      =* EXHIBIT 10.10 - Form of Executive Severance Agreement between
                         Reynolds Metals Company and key
                         executive personnel, including each of
                         the individuals (other than Donna C.
                         Dabney) listed in Item 4A of this
                         report.  (File No. 1-1430, 1987 Form 10-
                         K Report, EXHIBIT 10.18)

      =* EXHIBIT 10.11 - Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective May 20, 1988.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended June 30, 1988, EXHIBIT 19(a))

      =* EXHIBIT 10.12 - Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective October 21, 1988.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended September 30, 1988, EXHIBIT 19(a))

      =* EXHIBIT 10.13 - Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective January 1, 1987.  (File No. 1-
                         1430, 1988 Form 10-K Report, EXHIBIT
                         10.22)

      =* EXHIBIT 10.14 - Form of Stock Option and Stock Appreciation
                         Right Agreement, as approved February
                         16, 1990 by the Compensation Committee
                         of the Company's Board of Directors.
                         (File No. 1-1430, 1989 Form 10-K Report,
                         EXHIBIT 10.24)

      =* EXHIBIT 10.15 - Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective January 18, 1991.  (File No. 1-
                         1430, 1990 Form 10-K Report, EXHIBIT
                         10.26)

      =* EXHIBIT 10.16 - Letter Agreement dated January 18, 1991 between Reynolds Metals Company and
                         William O. Bourke.  (File No. 1-1430,
                         1990 Form 10-K Report, EXHIBIT 10.27)

      =* EXHIBIT 10.17 - Form of Stock Option Agreement, as approved
                         April 22, 1992 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended March 31,
                         1992, EXHIBIT 28(a))

      =* EXHIBIT 10.18 - Consulting Agreement dated May 1, 1992
                         between Reynolds Metals Company and
                         William O. Bourke.  (File No. 1-1430,
                         Form 10-Q Report for the Quarter Ended
                         March 31, 1992, EXHIBIT 28(b))

      =* EXHIBIT 10.19 - Renewal dated February 18, 1994 of
                         Consulting Agreement dated May 1, 1992
                         between Reynolds Metals Company and
                         William O. Bourke.  (File No. 1-1430,
                         1993 Form 10-K Report, EXHIBIT 10.28)




____________________________
*  Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
   Item 601 of Regulation S-K.


      =* EXHIBIT 10.20 - Reynolds Metals Company Restricted Stock
                         Plan for Outside Directors.
                         (Registration Statement No. 33-53851 on
                         Form S-8, dated May 27, 1994, EXHIBIT
                         4.6)

      =* EXHIBIT 10.21 - Reynolds Metals Company New Management
                         Incentive Deferral Plan.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended June 30, 1994, EXHIBIT 10.30)

      =* EXHIBIT 10.22 - Reynolds Metals Company Salary Deferral
                         Plan for Executives.  (File No. 1-1430,
                         Form 10-Q Report for the Quarter Ended
                         June 30, 1994, EXHIBIT 10.31)

      =* EXHIBIT 10.23 - Reynolds Metals Company Supplemental
                         Long Term Disability Plan for
                         Executives.  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended June 30,
                         1994, EXHIBIT 10.32)

      =* EXHIBIT 10.24 - Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective August 19, 1994.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended September 30, 1994, EXHIBIT 10.34)

      =* EXHIBIT 10.25 - Amendment to Reynolds Metals Company
                         1992 Nonqualified Stock Option Plan
                         effective August 19, 1994.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended September 30, 1994, EXHIBIT 10.35)

      =* EXHIBIT 10.26 - Amendment to Reynolds Metals Company New
                         Management Incentive Deferral Plan
                         effective January 1, 1995.  (File No. 1-
                         1430, 1994 Form 10-K Report, EXHIBIT
                         10.36)

      =* EXHIBIT 10.27 - Form of Split Dollar Life Insurance Agreement
                         (Trustee Owner, Trustee Pays Premiums).
                         (File No. 1-1430, Form 10-Q Report for
                         the Quarter Ended June 30, 1995, EXHIBIT
                         10.34)

      =* EXHIBIT 10.28 - Form of Split Dollar Life Insurance Agreement
                         (Trustee Owner, Employee Pays Premium).
                         (File No. 1-1430, Form 10-Q Report for
                         the Quarter Ended June 30, 1995, EXHIBIT
                         10.35)

      =* EXHIBIT 10.29 - Form of Split Dollar Life Insurance Agreement
                         (Employee Owner, Employee Pays Premium).
                         (File No. 1-1430, Form 10-Q Report for
                         the Quarter Ended June 30, 1995, EXHIBIT
                         10.36)

      =* EXHIBIT 10.30 - Form of Split Dollar Life Insurance Agreement
                         (Third Party Owner, Third Party Pays
                         Premiums).  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended June 30,
                         1995, EXHIBIT 10.37)





____________________________
 * Incorporated by reference.
 = Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
   Item 601 of Regulation S-K.

      =* EXHIBIT 10.31 - Form of Split Dollar Life Insurance Agreement
                         (Third Party Owner, Employee Pays
                         Premiums).  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended June 30,
                         1995, EXHIBIT 10.38)

      =* EXHIBIT 10.32 - Reynolds Metals Company 1996
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 333-03947 on
                         Form S-8, dated May 17, 1996, EXHIBIT
                         4.6)

      =* EXHIBIT 10.33 - Amendment to Reynolds Metals Company
                         1992 Nonqualified Stock Option Plan
                         effective January 1, 1993.
                         (Registration Statement No. 333-03947 on
                         Form S-8, dated May 17, 1996, EXHIBIT
                         99)

      =* EXHIBIT 10.34 - Form of Stock Option Agreement, as approved
                         May 17, 1996 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended June 30,
                         1996, EXHIBIT 10.41)

      =* EXHIBIT 10.35 - Form of Three Party Stock Option Agreement,
                         as approved May 17, 1996 by the
                         Compensation Committee of the Company's
                         Board of Directors.  (File No. 1-1430,
                         Form 10-Q Report for the Quarter Ended
                         June 30, 1996, EXHIBIT 10.42)

      =* EXHIBIT 10.36 - Stock Option Agreement dated August 30, 1996 between Reynolds Metals Company and
                         Jeremiah J. Sheehan.  (File No. 1-1430,
                         Form 10-Q Report for the Quarter Ended
                         September 30, 1996, EXHIBIT 10.43)

      =* EXHIBIT 10.37 - Amendment to Deferred Compensation Plan
                         for Outside Directors effective August
                         15, 1996.  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended September
                         30, 1996, EXHIBIT 10.44)

      =  EXHIBIT 10.38 - Amendment to Reynolds Metals Company
                         New Management Incentive Deferral Plan
                         effective January 1, 1996

      =  EXHIBIT 10.39 - Amendment to Reynolds Metals Company
                         Performance Incentive Plan effective
                         January 1, 1996

      =  EXHIBIT 10.40 - Reynolds Metals Company Supplemental
                         Incentive Plan

      =  EXHIBIT 10.41 - Reynolds Metals Company Stock Plan for
                         Outside Directors

      =  EXHIBIT 10.42 - Special Executive Severance Package for
                         Certain Employees who Terminate
                         Employment between January 1, 1997 and
                         June 30, 1998, as approved by the
                         Compensation Committee of the Company's
                         Board of Directors on January 17, 1997



____________________________
*  Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
   Item 601 of Regulation S-K.

      =  EXHIBIT 10.43 - Special Award Program for Certain
                         Executives or Key Employees, as approved by the Compensation Committee of the Company's Board of Directors on January
                         17, 1997

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

         EXHIBIT 18    - None

         EXHIBIT 21    - List of Subsidiaries of Reynolds Metals
                         Company

         EXHIBIT 22    - None

         EXHIBIT 23    - Consent of Independent Auditors

         EXHIBIT 24    - Powers of Attorney

         EXHIBIT 27    - Financial Data Schedule


____________________________
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
    Item 601 of Regulation S-K.