Form 10-Q
period 1997-03-31
REYNOLDS METALS CO
filed 1997-05-14
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1997

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












Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of April 30, 1997, the Registrant had 73,066,714 shares of
Common Stock, no par value, outstanding and entitled to vote.


                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
----------------------------------------------------------------------------
Reynolds Metals Company
                                                   Quarters ended March 31
----------------------------------------------------------------------------
(millions, except per share amounts)                       1997        1996
----------------------------------------------------------------------------
Revenues
Net sales                                                  $1,615    $1,662
Equity, interest and other income                               9        13
Gain on sale of assets                                         38         -
----------------------------------------------------------------------------
                                                            1,662     1,675
----------------------------------------------------------------------------

Costs and expenses
Cost of products sold                                       1,360     1,369
Selling, administrative and general expenses                  102       111
Depreciation and amortization                                  93        91
Interest                                                       39        42
Operational restructuring costs                                 -        37
----------------------------------------------------------------------------
                                                            1,594     1,650
----------------------------------------------------------------------------

Income before income taxes and cumulative effect of
 accounting change                                             68        25
Taxes on income                                                25         8
----------------------------------------------------------------------------

Income before cumulative effect of accounting change           43        17
Cumulative effect of accounting change                          -       (15)
----------------------------------------------------------------------------


Net income                                                     43         2
Preferred stock dividends                                       -         9
----------------------------------------------------------------------------

Net income (loss) available to common stockholders          $  43    ($   7)
============================================================================

Earnings per share
Average shares outstanding                                     73        64

Income before cumulative effect of accounting change        $0.59     $0.12
Cumulative effect of accounting change                          -     (0.24)
----------------------------------------------------------------------------
Net income (loss)                                           $0.59    ($0.12)
============================================================================

Cash dividends per common share                             $0.35     $0.35
============================================================================


CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
----------------------------------------------------------------------------
Reynolds Metals Company

                                                       March 31    December 31
------------------------------------------------------------------------------
(millions)                                                1997        1996
------------------------------------------------------------------------------
ASSETS
Current assets
 Cash and cash equivalents                              $    45     $    38
 Receivables, less allowances of $18 (1996 - $18)         1,028         961
 Inventories                                                751         787
 Prepaid expenses and other                                  94          87
------------------------------------------------------------------------------
   Total current assets                                   1,918       1,873
Unincorporated joint ventures and associated companies    1,336       1,337
Property, plant and equipment                             6,724       6,813
Less allowances for depreciation and amortization         3,564       3,576
------------------------------------------------------------------------------
                                                          3,160       3,237
Deferred taxes and other assets                           1,054       1,069
------------------------------------------------------------------------------

 Total assets                                            $7,468      $7,516
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable, accrued and other liabilities         $1,023      $1,020
 Short-term borrowings                                      178         217
 Long-term debt                                             254          96
------------------------------------------------------------------------------
   Total current liabilities                              1,455       1,333
Long-term debt                                            1,619       1,793
Postretirement benefits                                   1,074       1,087
Environmental, deferred taxes and other liabilities         681         669
Stockholders' equity
 Common stock                                             1,463       1,451
 Retained earnings                                        1,237       1,220
 Cumulative currency translation adjustments                (61)        (37)
------------------------------------------------------------------------------
   Total stockholders' equity                             2,639       2,634
------------------------------------------------------------------------------

 Total liabilities and stockholders' equity              $7,468      $7,516
==============================================================================

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------
Reynolds Metals Company
                                                         Three Months Ended
                                                              March 31
------------------------------------------------------------------------------
(millions)                                               1997         1996
------------------------------------------------------------------------------
Operating activities
Net income                                              $  43        $   2
Adjustments to reconcile to net cash used in
 operating activities:
  Depreciation and amortization                            93           91
  Gain on sale of assets                                  (38)           -
  Operational restructuring costs                           -           37
  Cumulative effect of accountingchange                     -           15
  Changes in operating assets and liabilities net of
   effects of dispositions:
    Accounts payable, accrued and other liabilities        18          (56)
    Receivables                                          (107)         (28)
    Inventories                                           (63)         (78)
    Other                                                  (7)         (64)
------------------------------------------------------------------------------
Net cash used in operating activities                     (61)         (81)

Investing activities
Capital investments:
 Operational                                              (23)         (45)
 Strategic                                                (40)         (53)
Proceeds from sale of assets                              177            -
Other                                                      (3)           7
------------------------------------------------------------------------------
Net cash provided by (used in) investing activities       111          (91)

Financing activities
Increase (decrease) in borrowings (principally
  short-term)                                             (45)         201
Cash dividends paid                                       (22)         (31)
Stock issues and other                                     24            -
------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       (43)        170


Cash and cash equivalents
Net increase (decrease)                                     7          (2)
At beginning of period                                     38          39
------------------------------------------------------------------------------

At end of period                                        $  45       $  37
==============================================================================


      REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Quarters Ended March 31, 1997 and 1996


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period of 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain amounts have been reclassified to conform to the 1997 presentation.


NOTE 2.  SALE OF ASSETS

The Company is conducting a review of all its operations and businesses. A number of alternatives are being considered including, among other things, asset sales, spin-offs, and the forming of strategic alliances to increase scale. Certain actions, if taken, could affect the Company's results and ongoing operating performance.

In the first quarter of 1997, the Company sold its U.S.
residential construction products business. A pre-tax gain of $38 million was recognized on the sale.

Early in the second quarter of 1997, the Company sold its coal properties in Kentucky and an aluminum reclamation plant in Virginia. The Company will recognize a gain in the second quarter of 1997 related to these sales.

The Company has also announced its intention to sell aluminum extrusion plants in Virginia and Texas. These transactions are expected to close in the second quarter of 1997 and the Company expects to recognize gains on the sales. Proceeds from expected and completed transactions in the second quarter of 1997 are expected to be approximately $100 million and will be used to reduce debt and further strengthen our financial structure.

Also in the second quarter of 1997, the Company announced its intention to sell its rolling mill in Alabama and related assets including a coil coating facility and two nearby reclamation plants that provide input metal to the mill. This transaction is expected to be completed in the second half of 1997. The Company expects to realize a loss, after tax, in the range of $225 to $250 million related to this sale.

The announced pending transactions referred to above are subject to regulatory and board approvals, negotiation and execution of definitive agreements, and other customary closing conditions.

The Company announced early in the second quarter of 1997 that it had signed a letter of intent for the sale of its aluminum sheet and plate plant in Illinois. Negotiations concerning that sale have been terminated.

NOTE 3.  EARNINGS PER SHARE

In the first quarter of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 requires a change in the method currently used to calculate earnings per share (EPS). The Company is required to adopt this statement beginning with its 1997 fourth quarter and year-end financial statements, at which time all prior period EPS presentations will be restated. The Company does not expect the adoption to have a material impact.


NOTE 4.  CONTINGENT LIABILITIES

As previously disclosed in the Company's 1996 Form 10-K, the Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party (PRP), with others, at various Environmental Protection Agency-designated Superfund sites. The Company has recorded amounts (on an undiscounted basis) which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements.

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


NOTE 5.  CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS
ALUMINUM COMPANY OF CANADA, LTD.

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

NOTE 5.  CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS
ALUMINUM COMPANY OF CANADA, LTD. -- continued

Canadian Reynolds Metals Company, Ltd.
                                    Quarters ended March 31
                                   --------------------------
                                      1997         1996
                                   --------------------------
Net Sales:
  Customers                          $  45        $  48
  Parent and related companies         190          169
                                   --------------------------
                                      $235         $217

Cost of products sold                  188          154

Net income                           $  29         $ 37

                                   March 31     December 31
                                    1997          1996
                                 ----------------------------
Current assets                     $  219       $  189
Noncurrent assets                   1,195        1,225
Current liabilities                  (193)         (50)
Noncurrent liabilities               (482)        (624)

Reynolds Aluminum Company of Canada, Ltd.
                                   Quarters ended March 31
                                 ---------------------------
                                        1997      1996
                                 ---------------------------
Net Sales:
  Customers                             $119      $117
  Parent and related companies           176       143
                                        $295      $260

Cost of products sold                    244       199

Net income                              $ 28      $ 32


                                March 31     December 31
                                  1997         1996
                               --------------------------
Current assets                  $  258       $  240
Noncurrent assets                1,347        1,370
Current liabilities               (227)         (95)
Noncurrent liabilities            (522)        (656)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1996 Form 10-K along with the consolidated financial statements and related footnotes included in and referred to in this report. In the tables, dollars are in millions, except per share and per pound amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.

Management's Discussion and Analysis contains forecasts, projections, estimates, statements of management's plans and objectives for the Company and other forward-looking statements. Please refer to the "Risk Factors" section beginning on page 12, where we have summarized factors that could cause actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.


RESULTS OF OPERATIONS

Shipments were up approximately 2% in the first quarter of 1997 compared to the first quarter of 1996 as demand strengthened for most fabricated products. Slightly lower net sales primarily reflect lower fabricated product pricing. The average realized price for fabricated products was approximately 6% lower in the first quarter of 1997 ($1.72 per pound) compared to the first quarter of 1996 ($1.83 per pound). The decline in prices resulted from the slowdown in economic activity during most of 1996, coupled with reductions of excess inventory by customers. The full impact of lower pricing was partially offset by performance improvement programs.

                                                First Quarter
                                               1997      1996
                                              -----------------
Net income                                      $43     $   2
Special items included in net income:
  Gain on sale of assets                         23         -
  Operational restructuring costs                 -       (23)
  Cumulative effect of accounting change          -       (15)

Earnings per share                            $0.59    $(0.12)
Special items included in earnings per share:
  Gain on sale of assets                       0.32         -
  Operational restructuring costs                 -     (0.36)
  Cumulative effect of accounting change          -     (0.24)

The gain on sale of assets in 1997 resulted from the sale of our U.S. residential construction products business. Operational restructuring costs in 1996 related principally to employee termination costs associated with the closing of a can plant in Houston, Texas. The accounting change resulted from adopting a new accounting standard that required us to recognize a loss for impaired assets held for sale, principally undeveloped land.

RESULTS OF OPERATIONS -- continued

SHIPMENTS AND NET SALES
                                          First Quarter 1997     First Quarter 1996
                                       ----------------------------------------------
                                        Shipments   Net Sales   Shipments  Net Sales
                                       ----------------------------------------------
 Finished Products and Other Sales
   Packaging and containers
    Aluminum                               85    $  435           83       $  438
    Nonaluminum                                     132                       130
   Other aluminum                          34       108           38          133
   Other nonaluminum                                 92                       127
                                       ----------------------------------------------
                                          119       767          121          828
                                       ----------------------------------------------
 Production and Processing
   Primary aluminum                        83       146           81          142
   Sheet and plate                         95       277           91          292
   Extrusions                              52       169           51          178
   Other aluminum                          41       124           39          113
   Other nonaluminum                                132                       109
                                       ----------------------------------------------
                                          271       848          262          834
                                       ----------------------------------------------
 Total                                    390    $1,615          383       $1,662
                                       ==============================================

Average realized price per pound:
Fabricated aluminum products                      $1.72                     $1.83
Primary aluminum                                  $0.80                     $0.80

Finished Products and Other Sales

Shipments of cans, aluminum foil products and aluminum distribution products were higher due to strong demand. Cans also benefited from new soft drink and other business. Distribution products also benefited from milder weather conditions in 1997 compared to the severe winter conditions in 1996. Other aluminum reflects lower shipments of construction products.

The decline in net sales was due to lower prices for cans, aluminum foil products and aluminum and stainless steel distribution products and lower sales of nonaluminum construction products.

Production and Processing

Primary aluminum shipments fluctuate from period to period because of variations in internal requirements and changes in customer demand for value-added foundry ingot and billet. The average realized price for primary aluminum rebounded in the first quarter of 1997 to the level experienced in the first quarter of 1996 because of improved demand.

Higher shipments were realized for most fabricated products due to improved demand, particularly in Europe. Shipments of aluminum wheels, both domestic and foreign, were particularly strong, increasing 38% over the first quarter of 1996.

In addition to higher shipments, net sales were favorably impacted by higher sales of alumina and technology. Prices for most fabricated aluminum products were lower.

RESULTS OF OPERATIONS -- continued

COSTS AND EXPENSES

Cost of products sold decreased in the first quarter of 1997 because of:

-    lower costs for certain purchased materials
-    improved capacity utilization at fabricating facilities
-    performance improvement programs

These benefits were somewhat offset by higher costs for labor and natural gas.

The decrease in selling, administrative and general expenses primarily reflects lower advertising expenses.

On a quarterly basis, the Company updates the status of all significant existing or potential environmental issues, develops or revises estimates of costs to satisfy known remediation requirements and adjusts its accruals accordingly. Based upon information presently available, such future costs are not expected to have a material adverse effect on our competitive or financial position or our ongoing results of operations. However, it is not possible to predict the amount or timing of future costs of environmental requirements that may subsequently be determined. Such costs could be material to future quarterly or annual results of operations.

Various suits and claims are pending against the Company. In the opinion of management, after consultation with counsel, disposition of these suits and claims, either individually or in the aggregate, will not have a material adverse effect on our competitive or financial position or our ongoing results of operations. No assurance can be given, however, that the disposition of one or more of such suits or claims in a particular reporting period will not be material in relation to the reported results for such period.

TAXES ON INCOME

The effective tax rates reflected in the income statement differ from the U.S. federal statutory rate because of state and foreign taxes and the effects of percentage depletion allowances.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
                                                  March 31   December 31
                                                    1997       1996
                                                -------------------------
Working capital                                     $463       $540
Ratio of current assets to current liabilities     1.3/1      1.4/1

OPERATING ACTIVITIES

Cash from operations was supplemented with cash provided by investing activities to fund receivables and inventories in the first quarter of 1997. The increase in receivables reflects higher sales activity towards the end of the first quarter of 1997. Total inventories decreased because of the sale of our U.S. residential construction products business. This decrease was partially offset by increases in inventories of ongoing operations in anticipation of higher shipping volumes in the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES -- continued

INVESTING ACTIVITIES

Cash provided by investing activities resulted primarily from the sale of our U.S. residential construction products business.

Capital investments totaled $63 million in the first quarter
1997. This amount includes $23 million for operating requirements (replacement equipment, environmental control projects, etc.). The remainder was for strategic projects carried forward from 1996, including:

-    the construction of a forged wheel plant in Virginia
- the expansion and modernization of can, foil and plastic film plants
-    the modernization of a primary aluminum plant in New York

FINANCING ACTIVITIES

Debt was reduced with part of the proceeds from the sale of our U.S. residential construction products business.


PORTFOLIO REVIEW

We are conducting a review of all our operations and businesses with the goals of improving corporate performance and strengthening our financial position. Late in the first quarter of 1997, we announced organizational and management changes to streamline our business to focus on global aluminum markets that hold the most promising opportunities for profitable growth. These changes reorganized the structure of the Company into the following six worldwide, market-focused businesses:

-    Bauxite and Alumina
-    Metals and Carbon Products
-    Construction and Distribution
-    Transportation
-    Cans
-    Packaging and Consumer

In addition, we have formed a new unit that will focus on emerging markets, such as China, Russia and India. The potential number of job eliminations and possible cost resulting from the reorganization cannot be reasonably estimated at this time. We anticipate announcing an overview of our plans when we announce results for the second quarter of 1997. (See Note 2)


OUTLOOK

As the result of our portfolio review and the implementation of the resulting plan, we expect to improve our operations, growth prospects and the quality of our earnings, as well as strengthen our financial position. As the year progresses, we also expect to realize the full benefit of improving aluminum industry fundamentals and improvements in our packaging and consumer products businesses.

OUTLOOK -- continued

In 1997, we plan to spend between $300 to $325 million on capital investments. Approximately 65% of this amount will be used for operating requirements. The remainder will be used for continuing expenditures for those performance improvement and strategic investment projects already underway. We expect to fund capital investments in 1997 with cash generated from operations.

The Company intends to extend to the year 2001 the term of its $150 million bank credit agreement that matures in the first quarter of 1998. We expect to complete this extension in the second quarter of 1997.

The Company believes its available financial resources, together with internally generated funds, are sufficient to meet its business needs at the present time and for the foreseeable future. The Company continues to exceed the financial ratio requirements contained in its financing arrangements and expects to do so in the future. At March 31, 1997, $113 million of the Company's $1.65-billion shelf registration remained available for the issuance of debt securities.


RISK FACTORS

This section should be read in conjunction with Part I, Items 1 (Business), 3 (Legal Proceedings) and 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's 1996 Form 10-K; Part II, Item 1 (Legal Proceedings) of this report; and the preceding portions of this Item.

This report contains (and oral communications made by or on behalf of the Company may contain) forecasts, projections, estimates, statements of management's plans and objectives for the Company and other forward-looking statements(1). The Company's expectations for the future and related forward-looking statements are based on a number of assumptions and forecasts as to world economic growth and other economic indicators (including rates of inflation, industrial production, housing starts and light vehicle sales), trends in the Company's key markets, global aluminum supply and demand conditions, and aluminum ingot prices, among other items. By their nature, forward-looking statements involve risk and uncertainty, and various factors could cause the Company's actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

Consensus expectations for 1997 indicate global economic growth of 3%. The Company is forecasting a 4-5% increase in U.S. aluminum industry shipments and a 5-6% increase in global aluminum consumption for the year, with especially strong transportation and packaging markets. The Company is forecasting the worldwide supply of aluminum to grow 3-3.5% in 1997. Barring a recession in any major world economy, the Company expects these improved conditions in aluminum industry supply/demand fundamentals to continue for the next several years. The Company's outlook for growth in aluminum consumption for the remainder of this decade is an average of 4% per year. The Company expects greater use of aluminum around the world in automobiles and other light vehicles. The Company also expects U.S. aluminum beverage can shipments to grow at about 2% per year (2-3% in 1997) and global shipments to grow 5% annually, with rapid growth of the aluminum beverage can market in Latin America, Asia, the Middle East and other developing economies.

Economic and/or market conditions other than as forecast by the Company in the preceding paragraph, particularly in the U.S., Japan and Germany (which are large consumers of aluminum) and in Latin

_______________________________
(1) Forward-looking statements can be identified generally as those containing verbs such as "forecast", "project", "estimate", "expect", "anticipate" or "plan" and words of similar effect.


RISK FACTORS -- continued

America, could cause the Company's actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

The following factors also could affect the Company's results:

- Primary aluminum is an internationally traded commodity.
  The price of primary aluminum is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. The Company's use of contractual arrangements including fixed-price sales contracts, fixed-price supply contracts, and forward, futures and option contracts, reduces its exposure to this volatility but does not eliminate it.

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

- Changes in the costs of power, resins, caustic soda, green coke and other raw materials can affect results. The Company's contract with the Bonneville Power Administration for the period October 1996 - September 2001 provides fixed rates for electrical power that are 16% less than rates previously in effect for the Company's Washington and Oregon primary aluminum production plants. These rates are subject to regulatory review and approval. In addition, third parties are challenging the contract in court, and the rates are subject to further appeal in the courts by third parties following regulatory review.

- The Company's key transportation market is cyclical, and sales to that market in particular can be influenced by economic conditions.

- A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's results.


RISK FACTORS -- continued

- The Company is conducting a portfolio review of all its operations and businesses. The Company is considering alternatives that include, among other things, asset sales, spin-offs and formation of strategic alliances. In connection with the portfolio review, the Company has announced the signing of letters of intent for the sale of its El Campo, Texas aluminum extrusion plant; its Bellwood, Virginia extrusion plant; and its Sheffield, Alabama rolling mill and related assets. These pending transactions are subject to certain conditions, including due diligence reviews by purchasers, negotiation of definitive agreements and obtaining regulatory approvals and third party consents. As a result, the transactions may or may not be completed as contemplated. The timing, nature and magnitude of additional actions, if any, that will be taken are not certain. Such additional actions, if taken, could affect the Company's results and ongoing operating performance.

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


                  PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     As previously reported in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, the Registrant received from the U.S. Department of Justice on August 29, 1994 a civil investigative demand relating to production of primary aluminum. The Justice Department advised the Registrant on April 3, 1997 that this civil investigation had been concluded and closed.


Item 2.  CHANGES IN SECURITIES

     (a)      Amendment to Restated Certificate of Incorporation

         The Registrant's Restated Certificate of Incorporation was amended by the filing on January 21, 1997 of a Certificate of Designation (the "January 21, 1997 Amendment") relating to its 7% PRIDES(SM), Convertible Preferred Stock, Stated Value $47.25 Per Share (the "PRIDES"). The Registrant issued 11,000,000 shares of PRIDES on January 25, 1994 under a Certificate of Designations, Preferences, Rights and Limitations (the "PRIDES Certificate of Designations") it filed on January 20, 1994. The PRIDES shares ranked prior to the Registrant's Common Stock as to payment of dividends and distribution of assets upon liquidation and had certain voting rights separate from the Common Stock. The Registrant redeemed all outstanding shares of the PRIDES on December 31, 1996. The January 21, 1997 Amendment eliminated from the Registrant's Restated Certificate of Incorporation all matters set forth in the PRIDES Certificate of Designations.
     ______________
     (SM) "PRIDES" is a service mark of Merrill Lynch & Co., Inc.

     (b)      Recent Sales of Unregistered Securities

          Effective January 1, 1997, the Registrant terminated its retirement and death benefit plans for current outside
     Directors and adopted a Stock Plan for Outside Directors
     (the "Stock Plan").

          Under the Stock Plan, outside Directors serving on or after January 1, 1997 will receive an annual grant of 225 shares of phantom stock of the Registrant, plus dividend equivalents based on the dividends that would have been paid on the phantom stock if the outside Director had actually owned shares of the Registrant's Common Stock. The annual grant will be made in quarterly installments at the end of each calendar quarter. In addition, the accounts of current outside Directors who were covered by the terminated retirement and death benefit plans described above were credited as of that date with shares of phantom stock equivalent in value to their benefits earned under the terminated plans through December 31, 1996. Payments under the Stock Plan to outside Directors will be made upon the outside Director's retirement, resignation or death in shares of Common Stock of the Registrant, with fractional shares paid in cash.

         12,813.811 phantom shares, in the aggregate, were granted to eight of the Registrant's nine outside Directors on January 1, 1997, based on an average price of $56.813 per share. 506.25 phantom shares, in the aggregate, were granted to the nine outside Directors on March 31, 1997, based on an average price of $62.6875 per share. To the extent that such grants constitute sales of equity securities, the Registrant issued such phantom shares in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, taking into account the nature of the Stock Plan, the number of outside Directors participating in the Stock Plan, the sophistication of the outside Directors and their access to the kind of information that a registration statement would provide.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Registrant was held on April 16, 1997. The stockholders (i) elected the thirteen nominees named in the Registrant's proxy statement to serve as Directors and (ii) ratified the selection of Ernst & Young LLP as independent auditors of the Registrant for 1997.
The number of votes cast for, against or withheld, and the number of abstentions, as applicable, with respect to each matter were as set forth below. There were no broker nonvotes. No other matters were voted upon at the meeting.

     (i)      Election of Directors

                            Number Of Votes      Number Of Votes
       Name                   Cast "For"            Withheld
Patricia C. Barron            65,336,941             551,111
John R. Hall                  65,322,245             565,807
Robert L. Hintz               65,315,791             572,261
William H. Joyce              65,343,532             544,520
Mylle Bell Mangum             65,344,301             543,751
D. Larry Moore                65,346,894             541,158
Randolph N. Reynolds          65,315,699             572,353
James M. Ringler              65,342,483             545,569
Henry S. Savedge, Jr.         65,326,131             561,921
Samuel C. Scott, III          65,346,224             541,828
Jeremiah J. Sheehan           65,260,081             627,971
J. Wilt Wagner                65,283,047             605,005
Joe B. Wyatt                  65,322,124             565,928

      (ii)    Ratification of Selection of Ernst &  Young
              LLP as Independent Auditors

         Number of Votes Cast "For"          65,518,107
         Number of Votes Cast "Against"         169,059
         Number of Abstentions                  200,887


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the first quarter of 1997.

                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY




  By Allen M. Earehart
     Allen M. Earehart
     Vice President, Controller
     (Chief Accounting Officer)




DATE:    May 14, 1997

                          INDEX TO EXHIBITS


      EXHIBIT 2       -  None

  *   EXHIBIT 3.1     -  Restated Certificate of Incorporation,
                         as amended.  (File No. 1-1430, 1996 Form
                         10-K Report, EXHIBIT 3.1)

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
                         Limitee) ("REYCAN"), as amended.  (File
                         No. 1-1430, 1995 Form 10-K Report,
                         EXHIBIT 4.13)

      EXHIBIT 4.14    -  By-Laws of REYCAN, as amended

  *   EXHIBIT 4.15    -  Articles of Incorporation of Societe
                         Canadienne de Metaux Reynolds,
                         Ltee/Canadian Reynolds Metals Company,
                         Ltd. ("CRM"), as amended.  (File No. 1-
                         1430, 1995 Form 10-K Report, EXHIBIT
                         4.15)

      EXHIBIT 4.16    -  By-Laws of CRM, as amended

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

  *   EXHIBIT 4.19    -  Form of 6-5/8% Guaranteed Amortizing Note due
                         July 15, 2002.  (File No. 1-1430, Form 8-
                         K Report dated July 14, 1993, EXHIBIT
                         4(d))

  *   EXHIBIT 10.1    -  Reynolds Metals Company 1987
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 33-13822 on
                         Form S-8, dated April 28, 1987, EXHIBIT
                         28.1)

  *   EXHIBIT 10.2    -  Reynolds Metals Company 1992
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 33-44400 on
                         Form S-8, dated December 9, 1991,
                         EXHIBIT 28.1)

  *   EXHIBIT 10.3    -  Reynolds Metals Company Performance
                         Incentive Plan, as amended and restated
                         effective January 1, 1996.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended March 31, 1995, EXHIBIT 10.4)

  *   EXHIBIT 10.4    -  Agreement dated December 9, 1987 between
                         Reynolds Metals Company and Jeremiah J.
                         Sheehan.  (File No. 1-1430, 1987 Form 10-
                         K Report, EXHIBIT 10.9)

  *   EXHIBIT 10.5    -  Supplemental Death Benefit Plan for
                         Officers.  (File No. 1-1430, 1986 Form
                         10-K Report, EXHIBIT 10.8)

  *   EXHIBIT 10.6    -  Financial Counseling Assistance Plan for
                         Officers.  (File No. 1-1430, 1987 Form
                         10-K Report, EXHIBIT 10.11)

_______________________
*Incorporated by reference.

  *   EXHIBIT 10.7    -  Management Incentive Deferral Plan.
                         (File No. 1-1430, 1987 Form 10-K Report,
                         EXHIBIT 10.12)

  *   EXHIBIT 10.8    -  Deferred Compensation Plan for Outside
                         Directors as Amended and Restated
                         Effective December 1, 1993.  (File No. 1-
                         1430, 1993 Form 10-K Report, EXHIBIT
                         10.12)

  *   EXHIBIT 10.9    -  Form of Indemnification Agreement for
                         Directors and Officers.  (File No. 1-
                         1430, Form 8-K Report dated April 29,
                         1987, EXHIBIT 28.3)

  *   EXHIBIT 10.10   -  Form of Executive Severance Agreement between
                         Reynolds Metals Company and key
                         executive personnel, including each of
                         the current executive officers (other
                         than Donna C. Dabney) listed in Item 4A
                         of the Reynolds Metals Company 1996 Form
                         10-K Report.  (File No. 1-1430, 1987
                         Form 10-K Report, EXHIBIT 10.18)

  *   EXHIBIT 10.11   -  Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective May 20, 1988.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended June 30, 1988, EXHIBIT 19(a))

  *   EXHIBIT 10.12   -  Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective October 21, 1988.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended September 30, 1988, EXHIBIT 19(a))

  *   EXHIBIT 10.13   -  Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective January 1, 1987.  (File No. 1-
                         1430, 1988 Form 10-K Report, EXHIBIT
                         10.22)

  *   EXHIBIT 10.14   -  Form of Stock Option and Stock Appreciation
                         Right Agreement, as approved February
                         16, 1990 by the Compensation Committee
                         of the Company's Board of Directors.
                         (File No. 1-1430, 1989 Form 10-K Report,
                         EXHIBIT 10.24)

  *   EXHIBIT 10.15   -  Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective January 18, 1991.  (File No. 1-
                         1430, 1990 Form 10-K Report, EXHIBIT
                         10.26)

  *   EXHIBIT 10.16   -  Form of Stock Option Agreement, as approved
                         April 22, 1992 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended March 31,
                         1992, EXHIBIT 28(a))

  *   EXHIBIT 10.17   -  Reynolds Metals Company Restricted Stock
                         Plan for Outside Directors.
                         (Registration Statement No. 33-53851 on
                         Form S-8, dated May 27, 1994, EXHIBIT
                         4.6)

  *   EXHIBIT 10.18   -  Reynolds Metals Company New Management
                         Incentive Deferral Plan.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended June 30, 1994, EXHIBIT 10.30)

____________________________
*  Incorporated by reference.

  *   EXHIBIT 10.19   -  Reynolds Metals Company Salary Deferral
                         Plan for Executives.  (File No. 1-1430,
                         Form 10-Q Report for the Quarter Ended
                         June 30, 1994, EXHIBIT 10.31)

  *   EXHIBIT 10.20   -  Reynolds Metals Company Supplemental
                         Long Term Disability Plan for
                         Executives.  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended June 30,
                         1994, EXHIBIT 10.32)

  *   EXHIBIT 10.21   -  Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective August 19, 1994.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended September 30, 1994, EXHIBIT 10.34)

  *   EXHIBIT 10.22   -  Amendment to Reynolds Metals Company
                         1992 Nonqualified Stock Option Plan
                         effective August 19, 1994.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended September 30, 1994, EXHIBIT 10.35)

  *   EXHIBIT 10.23   -  Amendment to Reynolds Metals Company New
                         Management Incentive Deferral Plan
                         effective January 1, 1995.  (File No. 1-
                         1430, 1994 Form 10-K Report, EXHIBIT
                         10.36)

  *   EXHIBIT 10.24   -  Form of Split Dollar Life Insurance Agreement
                         (Trustee Owner, Trustee Pays Premiums).
                         (File No. 1-1430, Form 10-Q Report for
                         the Quarter Ended June 30, 1995, EXHIBIT
                         10.34)

  *   EXHIBIT 10.25   -  Form of Split Dollar Life Insurance Agreement
                         (Trustee Owner, Employee Pays Premium).
                         (File No. 1-1430, Form 10-Q Report for
                         the Quarter Ended June 30, 1995, EXHIBIT
                         10.35)

  *   EXHIBIT 10.26   -  Form of Split Dollar Life Insurance Agreement
                         (Employee Owner, Employee Pays Premium).
                         (File No. 1-1430, Form 10-Q Report for
                         the Quarter Ended June 30, 1995, EXHIBIT
                         10.36)

  *   EXHIBIT 10.27   -  Form of Split Dollar Life Insurance Agreement
                         (Third Party Owner, Third Party Pays
                         Premiums).  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended June 30,
                         1995, EXHIBIT 10.37)

  *   EXHIBIT 10.28   -  Form of Split Dollar Life Insurance Agreement
                         (Third Party Owner, Employee Pays
                         Premiums).  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended June 30,
                         1995, EXHIBIT 10.38)

  *   EXHIBIT 10.29   -  Reynolds Metals Company 1996
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 333-03947 on
                         Form S-8, dated May 17, 1996, EXHIBIT
                         4.6)

  *   EXHIBIT 10.30   -  Amendment to Reynolds Metals Company
                         1992 Nonqualified Stock Option Plan
                         effective January 1, 1993.
                         (Registration Statement No. 333-03947 on
                         Form S-8, dated May 17, 1996, EXHIBIT
                         99)


____________________________
  *   Incorporated by reference.

  *   EXHIBIT 10.31   -  Form of Stock Option Agreement, as approved
                         May 17, 1996 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended June 30,
                         1996, EXHIBIT 10.41)

  *   EXHIBIT 10.32   -  Form of Three Party Stock Option Agreement,
                         as approved May 17, 1996 by the
                         Compensation Committee of the Company's
                         Board of Directors.  (File No. 1-1430,
                         Form 10-Q Report for the Quarter Ended
                         June 30, 1996, EXHIBIT 10.42)

  *   EXHIBIT 10.33   -  Stock Option Agreement dated August 30, 1996
                         between Reynolds Metals Company and
                         Jeremiah J. Sheehan.  (File No. 1-1430,
                         Form 10-Q Report for the Quarter Ended
                         September 30, 1996, EXHIBIT 10.43)

  *   EXHIBIT 10.34   -  Amendment to Deferred Compensation Plan
                         for Outside Directors effective August
                         15, 1996.  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended September
                         30, 1996, EXHIBIT 10.44)

  *   EXHIBIT 10.35   -  Amendment to Reynolds Metals Company New
                         Management Incentive Deferral Plan
                         effective January 1, 1996.  (File No. 1-
                         1430, 1996 Form 10-K Report, EXHIBIT
                         10.38)

  *   EXHIBIT 10.36   -  Amendment to Reynolds Metals Company
                         Performance Incentive Plan effective
                         January 1, 1996.  (File No. 1-1430, 1996
                         Form 10-K Report, EXHIBIT 10.39)

  *   EXHIBIT 10.37   -  Reynolds Metals Company Supplemental
                         Incentive Plan.  (File No. 1-1430, 1996
                         Form 10-K Report, EXHIBIT 10.40)

  *   EXHIBIT 10.38   -  Reynolds Metals Company Stock Plan for
                         Outside Directors.  (File No. 1-1430,
                         1996 Form 10-K Report, EXHIBIT 10.41)


  *   EXHIBIT 10.39   -  Special Executive Severance Package for
                         Certain Employees who Terminate
                         Employment between January 1, 1997 and
                         June 30, 1998, as approved by the
                         Compensation Committee of the Company's
                         Board of Directors on January 17, 1997.
                         (File No. 1-1430, 1996 Form 10-K Report,
                         EXHIBIT 10.42)

  *   EXHIBIT 10.40   -  Special Award Program for Certain
                         Executives or Key Employees, as approved by the Compensation Committee of the Company's Board of Directors on January
                         17, 1997.  (File No. 1-1430, 1996 Form
                         10-K Report, EXHIBIT 10.43)

      EXHIBIT 11      -  Omitted.  See Part I, Item 1 for
                         computation of earnings per share

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





F:\BFH\SEC\10Q\FORM10Q.197