Form 10-K/A
period 1996-12-31
REYNOLDS METALS CO
filed 1997-06-26
CIK 83604

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

          Consolidated balance sheet - December 31,
          1996 and 1995.

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

     (3)  Exhibits

          EXHIBIT 2     - None

       ** EXHIBIT 3.1   - Restated Certificate of Incorporation,
                          as amended

       ** EXHIBIT 3.2   - By-Laws, as amended

          EXHIBIT 4.1   - Restated Certificate of Incorporation.
                          See EXHIBIT 3.1.

          EXHIBIT 4.2   - By-Laws.  See EXHIBIT 3.2.

        * EXHIBIT 4.3   - Indenture dated as of April 1, 1989 (the
                          "Indenture") between Reynolds Metals
                          Company and The Bank of New York, as
                          Trustee, relating to Debt Securities.
                          (File No. 1-1430, Form 10-Q Report for
                          the Quarter Ended March 31, 1989,
                          EXHIBIT 4(c))
_______________________
*  Incorporated by reference.
** Previously filed.
        * EXHIBIT 4.4   - Amendment No. 1 dated as of November 1,
                          1991 to the Indenture.  (File No. 1-
                          1430, 1991 Form 10-K Report, EXHIBIT
                          4.4)
        * EXHIBIT 4.5   - Rights Agreement dated as of November
                          23, 1987 (the "Rights Agreement")
                          between Reynolds Metals Company and The
                          Chase Manhattan Bank, N.A.  (File No. 1-
                          1430, Registration Statement on Form 8-A
                          dated November 23, 1987, pertaining to
                          Preferred Stock Purchase Rights, EXHIBIT
                          1)

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

        * EXHIBIT 4.9   - Form of Floating Rate Medium-Term Note.
                          (Registration Statement No. 33-30882 on
                          Form S-3, dated August 31, 1989, EXHIBIT
                          4.4)

        * EXHIBIT 4.10  - Form of Book-Entry Fixed Rate Medium-Term Note.
                          (File No. 1-1430, 1991 Form 10-K Report,
                          EXHIBIT 4.15)

        * EXHIBIT 4.11  - Form of Book-Entry Floating Rate Medium-Term
                          Note.  (File No. 1-1430, 1991 Form 10-K
                          Report, EXHIBIT 4.16)

        * EXHIBIT 4.12  - Form of 9% Debenture due August 15, 2003.  (File
                          No. 1-1430, Form 8-K Report dated August
                          16, 1991, Exhibit 4(a))

        * EXHIBIT 4.13  - Articles of Continuance of Societe d'Aluminium
                          Reynolds du Canada, Ltee/Reynolds
                          Aluminum Company of Canada, Ltd.
                          (formerly known as Canadian Reynolds
                          Metals Company, Limited -- Societe
                          Canadienne de Metaux Reynolds, Limitee)
                          ("REYCAN"), as amended.  (File No. 1-
                          1430, 1995 Form 10-K Report, EXHIBIT
                          4.13)

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

        * EXHIBIT 4.16  - By-Laws of CRM, as amended.  (File No. 1-1430,
                          1995 Form 10-K Report, EXHIBIT 4.16)


_______________________
*  Incorporated by reference.

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

       =* EXHIBIT 10.9  - Form of Indemnification Agreement for Directors
                          and Officers.  (File No. 1-1430, Form 8-
                          K Report dated April 29, 1987, EXHIBIT
                          28.3)


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

       =* EXHIBIT 10.11 - Amendment to Reynolds Metals Company 1987
                          Nonqualified Stock Option Plan effective
                          May 20, 1988.  (File No. 1-1430, Form 10-
                          Q Report for the Quarter Ended June 30,
                          1988, EXHIBIT 19(a))

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

       =* EXHIBIT 10.16 - Letter Agreement dated January 18, 1991 between
                          Reynolds Metals Company and William O.
                          Bourke.  (File No. 1-1430, 1990 Form 10-
                          K Report, EXHIBIT 10.27)

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

       =* EXHIBIT 10.19 - Renewal dated February 18, 1994 of Consulting
                          Agreement dated May 1, 1992 between
                          Reynolds Metals Company and William O.
                          Bourke.  (File No. 1-1430, 1993 Form 10-
                          K Report, EXHIBIT 10.28)


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

          EXHIBIT 18    - None

       ** EXHIBIT 21    - List of Subsidiaries of Reynolds Metals
                          Company

          EXHIBIT 22    - None

       ** EXHIBIT 23    - Consent of Independent Auditors

       ** EXHIBIT 24    - Powers of Attorney

       ** EXHIBIT 27    - Financial Data Schedule

          EXHIBIT 99.1  - Reynolds Metals Company Savings and Investment
                          Plan for Salaried Employees Annual
                          Report on Form 11-K for the Fiscal Year
                          Ended December 31, 1996

          EXHIBIT 99.2  - Reynolds Metals Company Savings Plan for Hourly
                          Employees Annual Report on Form 11-K for the Fiscal Year Ended December 31, 1996

          EXHIBIT 99.3  - Employees Savings Plan Annual Report on Form 11-K
                          for the Fiscal Year Ended December 31,
                          1996

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


                                Date:  June 24, 1997


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

          For the fiscal year ended December 31, 1996

                   Commission File No. 1-1430

                    REYNOLDS METALS COMPANY

                     Attached herewith are
                  Exhibits 99.1, 99.2 and 99.3

                              INDEX


          EXHIBIT 2     - None

       ** EXHIBIT 3.1   - Restated Certificate of Incorporation,
                          as amended

       ** EXHIBIT 3.2   - By-Laws, as amended

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

_______________________
*  Incorporated by reference.
** Previously filed.

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

        * EXHIBIT 4.9   - Form of Floating Rate Medium-Term Note.
                          (Registration Statement No. 33-30882 on
                          Form S-3, dated August 31, 1989, EXHIBIT
                          4.4)

        * EXHIBIT 4.10  - Form of Book-Entry Fixed Rate Medium-Term Note.
                          (File No. 1-1430, 1991 Form 10-K Report,
                          EXHIBIT 4.15)

        * EXHIBIT 4.11  - Form of Book-Entry Floating Rate Medium-Term
                          Note.  (File No. 1-1430, 1991 Form 10-K
                          Report, EXHIBIT 4.16)

        * EXHIBIT 4.12  - Form of 9% Debenture due August 15, 2003.  (File
                          No. 1-1430, Form 8-K Report dated August
                          16, 1991, Exhibit 4(a))

        * EXHIBIT 4.13  - Articles of Continuance of Societe d'Aluminium
                          Reynolds du Canada, Ltee/Reynolds
                          Aluminum Company of Canada, Ltd.
                          (formerly known as Canadian Reynolds
                          Metals Company, Limited -- Societe
                          Canadienne de Metaux Reynolds, Limitee)
                          ("REYCAN"), as amended.  (File No. 1-
                          1430, 1995 Form 10-K Report, EXHIBIT
                          4.13)

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

       =* EXHIBIT 10.9  - Form of Indemnification Agreement for Directors
                          and Officers.  (File No. 1-1430, Form 8-
                          K Report dated April 29, 1987, EXHIBIT
                          28.3)

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

       =* EXHIBIT 10.11 - Amendment to Reynolds Metals Company 1987
                          Nonqualified Stock Option Plan effective
                          May 20, 1988.  (File No. 1-1430, Form 10-
                          Q Report for the Quarter Ended June 30,
                          1988, EXHIBIT 19(a))

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

       =* EXHIBIT 10.16 - Letter Agreement dated January 18, 1991 between
                          Reynolds Metals Company and William O.
                          Bourke.  (File No. 1-1430, 1990 Form 10-
                          K Report, EXHIBIT 10.27)

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

       =* EXHIBIT 10.19 - Renewal dated February 18, 1994 of Consulting
                          Agreement dated May 1, 1992 between
                          Reynolds Metals Company and William O.
                          Bourke.  (File No. 1-1430, 1993 Form 10-
                          K Report, EXHIBIT 10.28)

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

          EXHIBIT 18    - None

       ** EXHIBIT 21    - List of Subsidiaries of Reynolds Metals
                          Company

          EXHIBIT 22    - None

       ** EXHIBIT 23    - Consent of Independent Auditors

       ** EXHIBIT 24    - Powers of Attorney

       ** EXHIBIT 27    - Financial Data Schedule

          EXHIBIT 99.1  - Reynolds Metals Company Savings and Investment
                          Plan for Salaried Employees Annual
                          Report on Form 11-K for the Fiscal Year
                          Ended December 31, 1996

          EXHIBIT 99.2  - Reynolds Metals Company Savings Plan for Hourly
                          Employees Annual Report on Form 11-K for the Fiscal Year Ended December 31, 1996

____________________________
*  Incorporated by reference.
** Previously filed.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.


          EXHIBIT 99.3  - Employees Savings Plan Annual Report on Form 11-K
                          for the Fiscal Year Ended December 31, 1996