Form 10-Q
period 1997-06-30
REYNOLDS METALS CO
filed 1997-08-13
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1997

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












Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of July 31, 1997, the Registrant had 73,725,894 shares of Common Stock, no par value, outstanding and entitled to vote.

                 PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------------
Reynolds Metals Company
                                                              Quarters ended          Six months ended
                                                                 June 30                 June 30
--------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)                    1997          1996         1997      1996
--------------------------------------------------------------------------------------------------------
Revenues
Net sales                                                  $1,783        $1,823       $3,398    $3,485
Equity, interest and other income                               3            12           12        25
--------------------------------------------------------------------------------------------------------
                                                            1,786         1,835        3,410     3,510
--------------------------------------------------------------------------------------------------------

Costs and expenses
Cost of products sold                                       1,463         1,508        2,823     2,878
Selling, administrative and general expenses                  107           105          209       216
Depreciation and amortization                                  92            91          185       181
Interest                                                       37            42           76        84
Operational restructuring effects - net                         7             -          (31)       37
--------------------------------------------------------------------------------------------------------
                                                            1,706         1,746        3,262     3,396
--------------------------------------------------------------------------------------------------------

Income before income taxes and cumulative effect
 of accounting change                                          80            89          148       114
Taxes on income                                                25            29           50        37
--------------------------------------------------------------------------------------------------------

Income before cumulative effect of accounting change           55            60           98        77
Cumulative effect of accounting change                          -             -            -       (15)
--------------------------------------------------------------------------------------------------------

Net income                                                     55            60           98        62
Preferred stock dividends                                       -             9            -        18
--------------------------------------------------------------------------------------------------------

Net income available to common stockholders                 $  55         $  51        $  98     $  44
========================================================================================================


Earnings per share
Average shares outstanding                                     73            64           73        64

Income before cumulative effect of accounting change        $0.76         $0.81        $1.35     $0.93
Cumulative effect of accounting change                          -             -            -     (0.24)
--------------------------------------------------------------------------------------------------------
Net income                                                  $0.76         $0.81        $1.35     $0.69
========================================================================================================

Cash dividends per common share                             $0.35         $0.35        $0.70     $0.70
========================================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
-------------------------------------------------------------------------------------------
Reynolds Metals Company
                                                                June 30    December 31
-------------------------------------------------------------------------------------------
(millions)                                                         1997           1996
-------------------------------------------------------------------------------------------
ASSETS
Current assets
 Cash and cash equivalents                                       $   22         $   38
 Receivables, less allowances of $18 (1996 - $18)                 1,102            961
 Inventories                                                        791            787
 Prepaid expenses and other                                          94             87
-------------------------------------------------------------------------------------------
   Total current assets                                           2,009          1,873
Unincorporated joint ventures and associated companies            1,334          1,337
Property, plant and equipment                                     6,641          6,813
Less allowances for depreciation and amortization                 3,548          3,576
-------------------------------------------------------------------------------------------
                                                                  3,093          3,237
Deferred taxes and other assets                                   1,043          1,069
-------------------------------------------------------------------------------------------

 Total assets                                                    $7,479         $7,516
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable, accrued and other liabilities                 $1,015         $1,020
 Short-term borrowings                                              173            217
 Long-term debt                                                     104             96
-------------------------------------------------------------------------------------------
   Total current liabilities                                      1,292          1,333
Long-term debt                                                    1,768          1,793
Postretirement benefits                                           1,069          1,087
Environmental, deferred taxes and other liabilities                 663            669
Stockholders' equity
 Common stock                                                     1,489          1,451
 Retained earnings                                                1,267          1,220
 Cumulative currency translation adjustments                        (69)           (37)
-------------------------------------------------------------------------------------------
   Total stockholders' equity                                     2,687          2,634
-------------------------------------------------------------------------------------------

 Total liabilities and stockholders' equity                      $7,479         $7,516
===========================================================================================


CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------
Reynolds Metals Company
                                                                                 Six Months Ended
                                                                                     June 30
---------------------------------------------------------------------------------------------------
(millions)                                                                      1997          1996
---------------------------------------------------------------------------------------------------
Operating activities
Net Income                                                                      $  98       $   62
Adjustments to reconcile to net cash provided by (used in)
operating activities:
 Depreciation and amortization                                                    185          181
 Operational restructuring effects - net                                          (31)          37
 Cumulative effect of accounting change                                             -           15
 Changes in operating assets and liabilities net of effects of dispositions:
   Accounts payable, accrued and other liabilities                                  2          (89)
   Receivables                                                                   (234)         (71)
   Inventories                                                                   (123)         (10)
   Other                                                                           (6)        (118)
---------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                              (109)           7

Investing activities
Capital investments:
 Operational                                                                      (65)         (89)
 Strategic                                                                        (65)        (140)
Proceeds from sale of assets                                                      291            7
Other                                                                              (5)         (13)
---------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                               156         (235)

Financing activities
Increase (decrease) in borrowings (principally short-term)                        (51)         276
Cash dividends paid                                                               (48)         (63)
Stock issues and other                                                             36            3
---------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                               (63)         216

Cash and cash equivalents
Net decrease                                                                      (16)         (12)
At beginning of period                                                             38           39
---------------------------------------------------------------------------------------------------

At end of period                                                                 $ 22         $ 27
===================================================================================================

           REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Quarters and Six Months Ended June 30, 1997 and 1996


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.
Operating results for the interim periods of 1997 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain amounts were reclassified to conform to the 1997 presentation.


NOTE 2.  OPERATIONAL RESTRUCTURING

The Company is conducting a review of all its operations and businesses. A number of alternatives are being considered including, among other things, asset sales, spin-offs, and the forming of strategic alliances to increase scale. Certain actions, if taken, could affect the Company's results and ongoing operating performance.

In the first quarter of 1997, the Company sold its U.S. residential construction products business. In the second quarter of 1997, the Company sold the following assets:

*  an aluminum reclamation plant in Virginia
*  aluminum extrusion plants in Virginia and Texas
*  coal properties in Kentucky

The Company recognized pre-tax gains of $38 million in the first quarter of 1997 and $18 million in the second quarter of 1997 related to these sales. Proceeds from these sales were used to reduce debt and to temporarily support operating requirements.

Also in the second quarter, the Company recorded a pre-tax charge of $25 million for termination benefits applicable to approximately 500 corporate headquarters employees. Another 100 positions are being reduced through attrition. Most of the cash requirements relating to the termination benefits are expected to be paid in 1997.

The Company has also signed non-binding letters of intent to sell the following:

* a rolling mill and related assets in Alabama (with an estimated after-tax loss in the range of $225 to $250 million, a substantial portion of which relates to employee termination costs)
*  an aluminum powder and paste plant in Kentucky
* one-half of its wholly owned interest in a rolling mill and related assets in Canada

These transactions are subject to regulatory and board approvals (in certain cases), negotiation and execution of definitive agreements, and other customary closing conditions. The Company hopes to complete these transactions in the second half of 1997.

NOTE 3.  EARNINGS PER SHARE

In the first quarter of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 requires a change in the method currently used to calculate earnings per share
(EPS). The change eliminates the presentation of primary EPS and requires the presentation of basic EPS. The principal difference between these methods is that common stock equivalents are not considered in the computation of basic EPS. The statement also requires the presentation of diluted EPS. Diluted EPS reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company is required to adopt this statement beginning with its 1997 fourth quarter and year-end financial statements, at which time all prior period EPS presentations will be restated. The adoption will not have a material impact on EPS amounts reported for the current interim periods or any prior periods.

NOTE 4.  CONTINGENT LIABILITIES

As previously disclosed in the Company's 1996 Form 10-K, the Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party (PRP), with others, at various Environmental Protection Agency-designated Superfund sites. The Company has recorded amounts (on an undiscounted basis) which, in management's best estimate, are expected to be sufficient to satisfy anticipated costs of known remediation requirements.

Estimated costs for future environmental compliance and remediation are necessarily imprecise because of factors such as:

* continuing evolution of environmental laws and regulatory requirements
*  availability and application of technology
*  identification of presently unknown remediation requirements
*  cost allocations among PRPs

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

NOTE 5. CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY OF CANADA, LTD. -- continued

Canadian Reynolds Metals Company, Ltd.

                               Quarters Ended June 30   Six Months Ended June 30
                              ----------------------------------------------------
                                 1997         1996        1997          1996
                              ----------------------------------------------------
Net Sales:
  Customers                     $ 55          $ 58        $ 99          $106
  Parent and related companies   170           154         360           323
                              ----------------------------------------------------
                                $225          $212        $459          $429

Cost of products sold            174           179         362           333

Net income                      $ 26          $ 15        $ 55          $ 52

                              June 30         December 31
                                1997             1996
                            -------------------------------
Current assets                 $  250          $  189
Noncurrent assets               1,183           1,225
Current liabilities               (61)            (50)
Noncurrent liabilities           (626)           (624)

Reynolds Aluminum Company of Canada, Ltd.

                             Quarters Ended June 30   Six Months Ended June 30
                            ---------------------------------------------------
                                 1997      1996           1997      1996
                            ---------------------------------------------------
Net Sales:
  Customers                      $139      $142           $258      $259
  Parent and related companies    159       134            335       277
                            ---------------------------------------------------
                                 $298      $276           $593      $536

Cost of products sold             237       237            481       436

Net income                       $ 30      $ 15           $ 57      $ 47


                              June 30        December 31
                                1997             1996
Current assets                $  351           $  240
Noncurrent assets              1,334            1,370
Current liabilities             (151)             (95)
Noncurrent liabilities          (668)            (656)

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

Management's Discussion and Analysis contains forecasts, projections, estimates, statements of management's plans and objectives for the Company and other forward-looking statements. Please refer to the "Risk Factors" section beginning on page 15, where we have summarized factors that could cause actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.


RESULTS OF OPERATIONS

In the second quarter and six months of 1997, lower prices for aluminum fabricated products were offset by higher sales volume in our distribution, wheels, can and packaging businesses and progress in our performance improvement program.


                                                     Second Quarter        Six Months
                                                    1997        1996    1997       1996
                                                  -----------------------------------------
Net income                                          $55         $60       $98       $62
Special items included in net income:
  Operational restructuring effects -- net           (4)          -        19       (23)
  Cumulative effect of accounting change              -           -         -       (15)

Earnings per share                                $0.76       $0.81     $1.35     $0.69
Special items included in earnings per share:
  Operational restructuring effects -- net         (.05)          -       .27      (.36)
  Cumulative effect of accounting change              -           -         -      (.24)



Operational restructuring effects resulted from:

* the sale of U.S. residential construction products business in the first quarter of 1997 resulting in an after-tax gain of $23 million ($.32 per share)
* the sale of an aluminum reclamation plant, two aluminum extrusion plants and coal properties in the second quarter of 1997 resulting in an after-tax gain of $11 million ($.16 per share)
* a charge in the second quarter of 1997 for termination benefits for approximately 500 corporate headquarters employees resulting in an after-tax charge of $15 million ($.21 per share)
* a charge in the first quarter of 1996 principally for employee termination benefits associated with the closing of a can plant in Texas

The accounting change resulted from adopting a new accounting standard in the first quarter of 1996 that required us to recognize a loss for impaired assets held for sale, principally undeveloped land.

SHIPMENTS AND NET SALES
                                                      Second Quarter
                                     ------------------------------------------------
                                               1997                   1996
                                     ------------------------------------------------
                                       Shipments  Net Sales   Shipments  Net Sales
                                     ------------------------------------------------
 Finished Products and Other Sales
   Packaging and containers
    Aluminum                             106      $  543         96     $  502
    Nonaluminum                                      138                   149
   Other aluminum                         37         117         41        142
   Other nonaluminum                                 106                   139
                                     ------------------------------------------------
                                         143         904        137        932
                                     ------------------------------------------------
 Production and Processing
   Primary aluminum                      101         182        100        171
   Sheet and plate                       100         292        100        305
   Extrusions                             56         190         52        180
   Other aluminum                         32         112         43        127
   Other nonaluminum                                 103                   108
                                     ------------------------------------------------
                                         289         879        295        891
                                     ------------------------------------------------
 Total                                   432      $1,783        432     $1,823
                                     ================================================

Average realized price per pound:
Fabricated aluminum products                       $1.76                 $1.81
Primary aluminum                                   $0.82                 $0.77

                                                       Six Months
                                     ---------------------------------------------
                                               1997                  1996
                                     ---------------------------------------------
                                       Shipments  Net Sales  Shipments  Net Sales
                                     ---------------------------------------------
 Finished Products and Other Sales
   Packaging and containers
    Aluminum                             191     $  978        179     $  940
    Nonaluminum                                     270                   279
   Other aluminum                         71        225         79        275
   Other nonaluminum                                198                   266
                                     ---------------------------------------------
                                         262      1,671        258      1,760
                                     ---------------------------------------------
 Production and Processing
   Primary aluminum                      184        328        181        313
   Sheet and plate                       195        569        191        597
   Extrusions                            108        359        103        358
   Other aluminum                         73        236         82        240
   Other nonaluminum                                235                   217
                                     ---------------------------------------------
                                         560      1,727        557      1,725
                                     ---------------------------------------------
 Total                                   822     $3,398        815     $3,485
                                     =============================================
Average realized price per pound:
Fabricated aluminum products                      $1.74                 $1.82
Primary aluminum                                  $0.81                 $0.78

Finished Products and Other Sales

Shipments of aluminum packaging and containers (measured in metric tons of aluminum) improved in both periods primarily as a result of higher can shipments. Can shipments were up 13% in the second quarter and 7% for the first six months of 1997 as compared to the same periods of 1996. Customer growth and the addition of several soft drink accounts were the major factors in the improved shipping levels. In addition to cans, shipments of packaging and consumer products also improved in each of the 1997 periods (second quarter - up 8%, six months - up 6%) due to strong demand.

Net sales of aluminum packaging and containers improved primarily on the higher volume of shipments for both 1997 periods. Prices were lower for cans in both 1997 periods and were relatively stable for packaging and consumer products. The reduction in nonaluminum revenues was due to lower sales of can machinery and tolling services.

Shipments of other aluminum dropped because of the sale of our U.S. residential construction products business in the first quarter of 1997. A strong increase in shipments of aluminum distribution products for both 1997 periods (second quarter - up 13%, six months - up 12%) helped reduce the effect of the sale of the construction products business. Shipments of aluminum distribution products strengthened because of improved economic conditions and milder weather conditions in 1997 compared to the severe winter conditions in early 1996.

Net sales of other aluminum and other nonaluminum products were lower for both 1997 periods because we sold our U.S. residential construction products business. Lower net sales of stainless steel distribution products were also realized in each period due to declining prices.

Production and Processing

Primary aluminum shipments fluctuate from period to period because of variations in internal requirements and changes in customer demand for value-added foundry ingot and billet. Improved prices for primary aluminum in 1997 resulted from strong demand and a lowering of worldwide aluminum inventories.

For fabricated products, shipments (measured in metric tons of aluminum) were higher in both 1997 periods for aluminum sheet and extrusions at European operations and aluminum wheels and plate. The increases in shipments at European operations reflect improvements in the European economy. The increases in aluminum wheel shipments (second quarter - up 20%, six months - up 28%) were due to strong demand. Aluminum plate shipments were higher because of strong demand for tooling plate and improvements in the aircraft industry. These volume increases were offset by the effects of selling a construction products aluminum sheet plant and an aluminum reclamation plant.

Lower prices for most fabricated aluminum products and the effects of foreign currency translation adversely impacted net sales. The translation effects were caused by the strengthening of the U.S. dollar against European currencies. Nonaluminum revenues were slightly lower in the second quarter of 1997 because of lower demand for alumina. Nonaluminum revenues were higher in the six-month period of 1997 because of increased technology sales.

EQUITY, INTEREST AND OTHER INCOME

The decline in this category of revenue in both 1997 periods was due to lower amounts of equity income. Equity income was lower because of increased competition for can operations in Latin America and losses relating to the start-up of a Chinese foil and extrusion operation.

COSTS AND EXPENSES

Cost of products sold decreased in both 1997 periods because of:

*  lower costs for certain purchased materials
*  improved capacity utilization at fabricating facilities
*  divestitures
*  performance improvement programs
*  the effects of translating European currencies

These benefits were somewhat offset by higher costs for labor. Labor costs were higher because of new contracts entered into in the second quarter of 1996.

Interest expense decreased in both 1997 periods because of lower amounts of debt outstanding.

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

TAXES ON INCOME

The effective tax rates reflected in the income statement differ from the U.S. federal statutory rate because of foreign taxes and the effects of percentage depletion allowances.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
                                                  June 30    December 31
                                                    1997        1996
                                                 ------------------------
Working capital                                     $717       $540
Ratio of current assets to current liabilities     1.6/1      1.4/1

OPERATING ACTIVITIES

Cash from operations was supplemented with cash provided by investing activities to fund receivables and inventories. The increase in receivables reflects higher sales activity. Inventories increased in anticipation of continuing strong shipping volumes.

INVESTING ACTIVITIES

Cash provided by investing activities resulted from the sale of assets.

Capital investments totaled $130 million in the first six months of 1997. This amount includes $65 million for operating requirements (replacement equipment, environmental control projects, etc.). The remainder was for strategic projects carried forward from 1996, including:

*  the construction of a forged wheel plant in Virginia
* the expansion and modernization of can, foil and plastic film plants
*  the modernization of a primary aluminum plant in New York

FINANCING ACTIVITIES

Debt was reduced with part of the proceeds from the sale of assets.

The Company extended the terms of its $150 million Canadian bank credit agreement to 2001. The agreement was originally scheduled to mature in early 1998.

The Company believes its available financial resources, together with internally generated funds, are sufficient to meet its present and future business needs. The Company continues to exceed the financial ratio requirements contained in its financing arrangements and expects to do so in the future. At June 30, 1997, $113 million of the Company's $1.65-billion shelf registration remained available for the issuance of debt securities.


PORTFOLIO REVIEW

We are conducting a review of all our operations and businesses with the goals of improving focus and profitability, strengthening our financial position, and thereby increasing shareholder value. The results of this review are expected to improve the quality of earnings in the years ahead during all parts of the business cycle. Major elements of the review are as follows:

Restructure

We have decided to stay in our bauxite, alumina, carbon products and primary aluminum businesses because of their competitive cost bases. We will keep and grow our distribution, specialty building products, and aluminum wheel businesses. We have determined that certain operations would not earn an adequate return through the business cycle and therefore have decided to take the following actions:

*  We have exited the U.S. residential construction products business.

* We have completed the sale of two U.S. extrusion plants, are in the process of selling our aluminum powder and paste plant in Kentucky, and are pursuing alternatives for our extrusion operations in Canada and Spain.

* With respect to our rolling operations, we have signed a letter of intent to sell our Alabama can stock complex (with an estimated after-tax loss in the range of $225 to $250 million). We are in discussions with several potential buyers regarding the sale of our Illinois sheet and plate plant. We are pursuing a number of alternatives for our European rolling operations.

* We recently announced plans to form a 50-50 joint venture to operate and expand our rolling mill in Quebec, Canada and to operate our coil coating facility in Ontario, Canada. The rolling mill is a supplier of finstock to the automotive market and foil to the packaging market.

* We have also sold an aluminum reclamation plant in Virginia and our coal properties in Kentucky.

We have not yet reached a decision about our can and packaging businesses and are considering three options:

*  Spin-off cans and packaging together

*  Spin-off one business or the other

*  Sell a portion of these businesses

Keeping all of these businesses is not an option we are considering.

Reorganize

We have reorganized the Company to streamline our business to focus on global markets that hold the most promising opportunities for profitable growth. The result of these changes was the formation of the following six worldwide, market-focused businesses:

*  Bauxite and Alumina
*  Metals and Carbon Products
*  Construction and Distribution
*  Transportation
*  Cans
*  Packaging and Consumer

In addition, we have formed a new unit that will focus on emerging markets, such as China, Russia and India.

Our reorganization has resulted in personnel reductions in various operational and staff functions at our corporate headquarters. The number of positions involved is approximately 600, which includes 100 positions that are being reduced through attrition. As a result, we expect to reduce corporate overhead costs by approximately $40 million annually.

Strengthen Balance Sheet

In addition to improving our future earnings potential, our actions will enable us to strengthen our balance sheet. We plan to use a portion of the anticipated proceeds from asset sales to reduce debt. This should result in a reduction in our annual interest expense and an improvement in our debt-to-equity ratio. We expect to be in an excellent position to fund future growth and to explore other methods of improving our financial position, such as stock repurchases, that were not in our reach before.

We will continue our unrelenting focus on cost and inventory control. Our ultimate inventory reduction goal is $300 million by 1999, and we have achieved about one-half of it.

Over the next several years, we are committed to a capital spending program of $250 million to $300 million average per year, excluding acquisitions. In 1997, we plan to spend approximately $300 million. Approximately 65% of this amount is for operating requirements. The remainder is for continuing expenditures for those performance improvement and strategic investment projects already underway. We expect to fund capital investments in 1997 primarily with cash generated from operations.

Grow

We have begun a strategic planning process designed to establish future growth programs. There are several excellent investment opportunities currently available to us. These include a significant expansion program at our alumina refinery in Australia, additional investment in our wheel business, and several projects in our packaging business. While we have no current plans to invest in any major greenfield expansions of our smelting business, there will be opportunities for high-return cost reduction projects in our plants.

In addition to these internal opportunities, we will be looking for high-return acquisition projects in several of our businesses. One focus will be to participate in the ongoing consolidation of the metals distribution industry. Additionally, we will look for opportunities to grow the packaging business through U.S. and foreign acquisitions.

Conclusion and Outlook

The results of these actions are expected to contribute to earnings this year and should have an even greater impact in 1998. We expect to enter 1998 a dramatically improved company, repositioned for growth, against a backdrop of strong industry fundamentals.

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

__________________
(1) Forward-looking statements can be identified generally as those containing words such as "should", "forecast", "project", "estimate", "expect", "anticipate" or "plan" and words of similar effect.

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

* The Company's key transportation market is cyclical, and sales to that market in particular can be influenced by economic conditions.

* A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's results.

* The Company is conducting a portfolio review of all its operations and businesses. The Company is considering alternatives that include, among other things, asset sales, spin-offs and formation of strategic alliances. In connection with the portfolio review, the Company has announced the signing of a letter of intent for the sale of its Sheffield, Alabama rolling mill and related assets and its Louisville, Kentucky aluminum powder and paste plant, and an agreement in principle to form a joint venture to operate its Cap-de-la-Madeleine, Quebec, rolling mill and its Toronto, Ontario, coil coating facility. These pending transactions are subject to certain conditions, including due diligence reviews by the purchasers and joint venture partner, respectively, negotiation of definitive agreements and obtaining regulatory approvals and third party consents. As a result, the transactions may or may not be completed as contemplated. In addition, the Company is in discussions with potential buyers regarding the sale of its McCook, Illinois sheet and plate plant, and is pursuing a number of alternatives for its European rolling operations and its extrusion operations in Canada and Spain. Whether and when these transactions will be completed is not certain. The Company is considering three options with respect to its can and packaging businesses: (1) spin off the two businesses together; (2) spin off one business or the other; or
   (3) sell a portion of the two businesses. The timing, nature and magnitude of the option that will be chosen are not certain and could affect the Company's results and ongoing operating performance.

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

                  PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     As previously reported in the Registrant's 1996 Form 10-K, an oil tank failed at the Registrant's Massena, New York primary aluminum production plant in December 1995, resulting in an oil spill at the plant. On July 8, 1997, the Registrant paid to the New York Department of Environmental Conservation a $100,000 civil penalty for failing to comply with State tank management regulations, resolving the Registrant's liability in connection with the matter.


Item 2.  CHANGES IN SECURITIES

     (a)  Recent Sales of Unregistered Securities

          Under the Registrant's Stock Plan for Outside Directors (the "Plan"), 71.529 phantom shares, in the aggregate, were granted to eight of the Registrant's nine outside Directors on April 1, 1997, based on an average price of $63.25 per share. These phantom shares represent dividend equivalents paid on phantom shares previously granted under the Plan. 506.25 phantom shares, in the aggregate, were granted to the nine outside Directors on June 30, 1997, based on an average price of $71.00 per share. These phantom shares represent the second quarterly installment of each outside Director's annual grant under the Plan.

          To the extent that these grants constitute sales of equity securities, the Registrant issued these phantom shares in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, taking into account the nature of the Stock Plan, the number of outside Directors participating in the Stock Plan, the sophistication of the outside Directors and their access to the kind of information that a registration statement would provide.

          A description of the Plan is contained in the Registrant's Form 10-Q for the first quarter of 1997 in Part II, Item 2, subparagraph (b), under the caption "Recent Sales of Unregistered Securities".


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the second quarter of 1997.

                           SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY




  By Allen M. Earehart
     Allen M. Earehart
     Vice President, Controller
     (Chief Accounting Officer)




DATE:  August 13, 1997

                       INDEX TO EXHIBITS


        EXHIBIT 2     -  None

     *  EXHIBIT 3.1   -  Restated Certificate of Incorporation, as amended.
                         (File No. 1-1430, 1996 Form 10-K Report, EXHIBIT 3.1)

     *  EXHIBIT 3.2   -  By-Laws, as amended.  (File No. 1-1430,
                         Form 10-Q Report for the Quarter Ended
                         March 31, 1997, EXHIBIT 3.2)

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

     *  EXHIBIT 4.14  -  By-Laws of REYCAN, as amended.  (File No.
                         1-1430, Form 10-Q Report for the Quarter
                         Ended March 31, 1997, EXHIBIT 4.14)

     *  EXHIBIT 4.15  -  Articles of Incorporation of Societe
                         Canadienne de Metaux Reynolds, Ltee/Canadian
                         Reynolds Metals Company, Ltd. ("CRM"),
                         as amended.  (File No. 1-1430, 1995
                         Form 10-K Report, EXHIBIT 4.15)

     *  EXHIBIT 4.16  -  By-Laws of CRM, as amended.  (File No.
                         1-1430, Form 10-Q Report for the Quarter
                         Ended March 31, 1997, EXHIBIT 4.16)

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

     *  EXHIBIT 10.35 -  Amendment to Reynolds Metals Company New Management
                         Incentive Deferral Plan effective January 1, 1996. (File No. 1-1430, 1996 Form 10-K Report, EXHIBIT 10.38)

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