Form 10-Q
period 1997-09-30
REYNOLDS METALS CO
filed 1997-11-12
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 1997

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












Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of October 31, 1997, the Registrant had 73,908,836 shares of
Common Stock, no par value, outstanding and entitled to vote.

                           PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
------------------------------------------------------------------------------------------
Reynolds Metals Company
                                                      Quarters ended   Nine months ended
                                                       September 30      September 30
-----------------------------------------------------------------------------------------
(In millions, except per share amounts)               1997      1996     1997     1996
-----------------------------------------------------------------------------------------
Revenues
Net sales                                            $1,716    $1,751   $5,114   $5,236
Equity, interest and other income                         1         6       13       31
-----------------------------------------------------------------------------------------
                                                      1,717     1,757    5,127    5,267
-----------------------------------------------------------------------------------------

Costs and expenses
Cost of products sold                                 1,410     1,482    4,233    4,360
Selling, administrative and general expenses             95       106      304      322
Depreciation and amortization                            92        92      277      273
Interest                                                 40        39      116      123
Operational restructuring effects - net                   -         -      (31)      37
-----------------------------------------------------------------------------------------
                                                      1,637     1,719    4,899    5,115
-----------------------------------------------------------------------------------------

Income before income taxes and cumulative
 effect of accounting change                             80        38      228      152
Taxes on income                                          25        12       75       49
-----------------------------------------------------------------------------------------

Income before cumulative effect of accounting change     55        26      153      103

Cumulative effect of accounting change                    -         -        -      (15)
-----------------------------------------------------------------------------------------

Net income                                               55        26      153       88
Preferred stock dividends                                 -         9        -       27
-----------------------------------------------------------------------------------------

Net income available to common stockholders           $  55     $  17    $ 153    $  61
=========================================================================================

Earnings per share
Average shares outstanding                               74        64       73       64

Income before cumulative effect of accounting change  $0.74     $0.26    $2.09    $1.19

Cumulative effect of accounting change                    -         -        -    (0.24)
-----------------------------------------------------------------------------------------
Net income                                            $0.74     $0.26    $2.09    $0.95
=========================================================================================

Cash dividends per common share                       $0.35     $0.35    $1.05    $1.05
=========================================================================================

See notes beginning on page 5.

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
----------------------------------------------------------------------------------------
Reynolds Metals Company
                                                     September 30     December 31
----------------------------------------------------------------------------------------
(millions)                                               1997             1996
----------------------------------------------------------------------------------------
ASSETS
Current assets
 Cash and cash equivalents                             $    68         $    38
 Receivables, less allowances of $17 (1996 - $18)        1,010             961
 Inventories                                               816             787
 Prepaid expenses and other                                 92              87
----------------------------------------------------------------------------------------
   Total current assets                                  1,986           1,873
Unincorporated joint ventures and associated companies   1,371           1,337
Property, plant and equipment                            6,503           6,813
Less allowances for depreciation and amortization        3,513           3,576
----------------------------------------------------------------------------------------
                                                         2,990           3,237
Deferred taxes and other assets                          1,009           1,069
----------------------------------------------------------------------------------------

 Total assets                                           $7,356          $7,516
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable, accrued and other liabilities        $  980          $1,020
 Short-term borrowings                                      76             217
 Long-term debt                                            127              96
----------------------------------------------------------------------------------------
   Total current liabilities                             1,183           1,333
Long-term debt                                           1,714           1,793
Postretirement benefits                                  1,063           1,087
Environmental, deferred taxes and other liabilities        660             669
Stockholders' equity
 Common stock                                            1,521           1,451
 Retained earnings                                       1,296           1,220
 Cumulative currency translation adjustments               (81)            (37)
----------------------------------------------------------------------------------------
   Total stockholders' equity                            2,736           2,634
----------------------------------------------------------------------------------------

 Total liabilities and stockholders' equity             $7,356          $7,516
========================================================================================

See notes beginning on page 5.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------
Reynolds Metals Company
                                                                    Nine Months Ended
                                                                       September 30
--------------------------------------------------------------------------------------
(millions)                                                           1997      1996
--------------------------------------------------------------------------------------
Operating activities
Net Income                                                         $ 153       $  88
Adjustments to reconcile to net cash provided by
operating activities:
 Depreciation and amortization                                       277         273
 Operational restructuring effects - net                             (40)         37
 Cumulative effect of accounting change                                -          15
 Changes in operating assets and liabilities net of effects of dispositions:
   Accounts payable, accrued and other liabilities                     3         (71)
   Receivables                                                      (161)         (7)
   Inventories                                                      (190)         50
   Other                                                              16        (141)
--------------------------------------------------------------------------------------
Net cash provided by operating activities                             58         244

Investing activities
Capital investments:
 Operational                                                        (103)       (135)
 Strategic                                                           (84)       (185)
Proceeds from sales of assets                                        343           8
Other                                                                 (5)          5
--------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                  151        (307)

Financing activities
Increase (decrease) in borrowings (principally short-term)          (173)        145
Cash dividends paid                                                  (73)        (94)
Stock issues and other                                                67          (5)
--------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 (179)         46

Cash and cash equivalents
Net increase (decrease)                                               30         (17)
At beginning of period                                                38          39
--------------------------------------------------------------------------------------

At end of period                                                   $  68       $  22
======================================================================================
See notes beginning on page 5.

      REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Quarters and Nine Months Ended September 30, 1997 and 1996


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the interim periods of 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain amounts have been reclassified to conform to the 1997 presentation.

NOTE 2.  ACCOUNTING POLICIES

Earnings Per Share

In the first quarter of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 requires a change in the method currently used to calculate earnings per share (EPS). The change eliminates the presentation of primary EPS and requires the presentation of basic EPS. The principal difference between these methods is that common stock equivalents are not considered in the computation of basic EPS. The statement also requires the presentation of diluted EPS. Diluted EPS reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company is required to adopt this statement beginning with its 1997 fourth-quarter and year-end financial statements, at which time all prior period EPS presentations will be restated. The adoption will not have a material impact on EPS amounts reported for the current interim periods or any prior periods.

Comprehensive Income

In the second quarter of 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which must be adopted in the first quarter of 1998. This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income includes net income and items of other comprehensive income. For the Company, the components of other comprehensive income will consist primarily of period-to-period changes in the balances of the cumulative currency translation and pension liability adjustments. The balances for the cumulative currency translation and pension liability adjustments are currently reflected in the stockholders' equity section of the balance sheet.

Segments

Also in the second quarter of 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes new standards for defining the Company's segments and disclosing information about them. It requires that the segments be determined based on the internal structure and reporting of the Company's operations. The statement must be adopted for 1998 year-end financial statements. The Company expects to adopt this statement early, beginning with its 1997 year-end financial statements.

NOTE 3.  OPERATIONAL RESTRUCTURING

The Company is conducting a review of all its operations and businesses. A number of alternatives are being considered including, among other things, asset sales, spin-offs, and the forming of strategic alliances to increase scale. Certain actions, if taken, could affect the Company's results and ongoing operating performance.

In 1997, the Company has sold the following assets:

-    residential construction products business
-    an aluminum reclamation plant in Virginia
-    aluminum extrusion plants in Virginia and Texas
-    coal properties in Kentucky
- one-half of its wholly owned interest in a rolling mill and related assets in Canada
-    an aluminum powder and paste plant in Kentucky

The Company has recognized pre-tax gains of $56 million related to these 1997 sales. Proceeds from these sales were used to reduce debt and to temporarily support other investing activities.

Also in 1997, the Company recorded a pre-tax charge of $25 million for termination benefits applicable to approximately 500 corporate headquarters employees. Another 100 positions are being reduced through attrition. Most of the cash requirements relating to the termination benefits are expected to be paid in 1997.

The Company has also signed non-binding letters of intent to sell the following:

-    two extrusion plants in Canada
-    U.S. recycling operations
- a rolling mill and related assets in Alabama (with an estimated after-tax loss in the range of $225 to $250 million, a substantial portion of which relates to employee termination costs)
-    a sheet and plate plant in Illinois

These transactions are subject to regulatory and board approvals (in certain cases), negotiation and execution of definitive agreements, and other customary closing conditions. The Company hopes to complete the sales of the Canadian facilities and the U.S. recycling operations by the first quarter of 1998. The completion date of the sale of the Alabama facilities is uncertain due to continuing regulatory review.

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

Canadian Reynolds Metals Company, Ltd.

                                   Quarters Ended    Nine Months Ended
                                    September 30        September 30
                                -----------------------------------------
                                   1997      1996      1997      1996
                                -----------------------------------------
Net Sales:
  Customers                       $  69     $  53      $168     $159
  Parent and related companies      161       140       521      463
                                -----------------------------------------
                                   $230      $193      $689     $622

Cost of products sold               177       172       539      505

Net income                        $  31      $  7      $ 86     $ 59

                               September 30    December 31
                                   1997           1996
                              ------------------------------
Current assets                   $  358         $  189
Noncurrent assets                 1,211          1,225
Current liabilities                (113)           (50)
Noncurrent liabilities             (581)          (624)

Reynolds Aluminum Company of Canada, Ltd.

                                   Quarters Ended    Nine Months Ended
                                    September 30        September 30
                                 ----------------------------------------
                                   1997      1996      1997      1996
                                 ----------------------------------------
Net Sales:
  Customers                        $150      $133      $408     $392
  Parent and related companies      156       119       491      396
                                 ----------------------------------------
                                   $306      $252      $899     $788

Cost of products sold               247       226       728      662

Net income                        $  32      $  8      $ 90     $ 55

NOTE 5.  CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS
ALUMINUM COMPANY OF CANADA, LTD. -- continued

Reynolds Aluminum Company of Canada, Ltd. -- continued

                              September 30     December 31
                                  1997            1996
                           ----------------------------------
Current assets                 $  386          $  240
Noncurrent assets               1,307           1,370
Current liabilities              (170)            (95)
Noncurrent liabilities           (625)           (656)

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

Management's Discussion and Analysis contains forecasts, projections, estimates, statements of management's plans and objectives for the Company and other forward-looking statements. Please refer to the "Risk Factors" section beginning on page 16. In that section we have summarized factors that could cause actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.


RESULTS OF OPERATIONS

Net income improved 112% in the third quarter and 74% in the first nine months of 1997 as compared to the same periods of 1996. The most significant contributor to profit improvement in both 1997 periods was continued progress in our performance improvement program. Conversion costs were reduced by $37 million in the third quarter of 1997, bringing the total conversion cost reduction to $85 million for the first nine months of this year. This cost reduction, combined with increased sales volumes in our ongoing businesses and lower interest and selling, general and administrative expenses, has more than overcome the impact of weak pricing for fabricated aluminum products throughout 1997.

                                               Third Quarter    Nine Months
                                                1997    1996   1997    1996
                                             ---------------------------------
Net income                                     $  55   $   6  $ 153   $  88

Special items included in net income:
  LIFO inventory liquidations                      -       6      -       9
  Operational restructuring effects -- net         -       -     19     (23)
  Cumulative effect of accounting change           -       -      -     (15)

Earnings per share                             $0.74   $0.26  $2.09   $0.95
Special items included in earnings per share:
  LIFO inventory liquidations                      -     .10      -     .15
  Operational restructuring effects -- net         -       -    .27    (.36)
  Cumulative effect of accounting change           -       -      -    (.24)


Operational restructuring effects primarily resulted from:

- the sale in 1997 of our residential construction products business, an aluminum reclamation plant, two aluminum extrusion plants and coal properties resulting in an after-tax gain of $34 million ($.48 per share)
- an after-tax charge of $15 million ($.21 per share) in 1997 for termination benefits for approximately 500 corporate headquarters employees
- an after-tax charge in 1996 principally for employee termination benefits associated with the closing of a can plant in Texas

The accounting change resulted from adopting a new accounting standard in the first quarter of 1996 that required us to recognize a loss for impaired assets held for sale, principally undeveloped land.

SHIPMENTS AND NET SALES
                                               Third Quarter
                                  ------------------------------------------
                                          1997               1996
                                  ------------------------------------------
                                  Shipments  Net Sales  Shipments  Net Sales
                                  ------------------------------------------

 Finished Products and Other Sales
   Packaging and containers
    Aluminum                          95    $  496         88     $  463
    Nonaluminum                                152                   155
   Other aluminum                     36       117         44        146
   Other nonaluminum                           100                   127
                                  ------------------------------------------
                                     131       865        132        891
                                  ------------------------------------------
 Production and Processing
   Primary aluminum                  124       224        109        172
   Sheet and plate                   100       295         89        278
   Extrusions                         47       154         49        170
   Other aluminum                     21        80         41        119
   Other nonaluminum                            98                   121
                                  ------------------------------------------
                                     292       851        288        860
                                  ------------------------------------------
 Total                               423     $1,716       420     $1,751
                                  ==========================================
Average realized price per pound:
Fabricated aluminum products                  $1.76                $1.81
Primary aluminum                              $0.82                $0.72

                                                Nine Months
                                   -------------------------------------------
                                          1997                  1996
                                   -------------------------------------------
                                   Shipments  Net Sales  Shipments  Net Sales
                                   -------------------------------------------
 Finished Products and Other Sales
   Packaging and containers
    Aluminum                          286      $1,474       267     $ 1,403
    Nonaluminum                                   422                   434
   Other aluminum                     107         342       123         421
   Other nonaluminum                              298                   393
                                   ------------------------------------------
                                      393       2,536       390       2,651
                                   ------------------------------------------
 Production and Processing
   Primary aluminum                   308         552       290        485
   Sheet and plate                    295         864       280        875
   Extrusions                         155         513       152        528
   Other aluminum                      94         316       123        359
   Other nonaluminum                              333                  338
                                   ------------------------------------------
                                      852       2,578       845      2,585
                                   ------------------------------------------
 Total                              1,245      $5,114     1,235     $5,236
                                   ==========================================
Average realized price per pound:
Fabricated aluminum products                    $1.75                $1.81
Primary aluminum                                $0.81                $0.76

Finished Products and Other Sales

Shipments of aluminum packaging and containers (measured in metric tons of aluminum) were higher in both periods. Customer growth and the addition of several soft drink accounts resulted in improvements in the can business. In addition to cans, shipments of aluminum packaging and consumer products also improved in each of the 1997 periods (third quarter -- up 11%, nine months -- up 8%) due to strong demand.

Net sales of aluminum packaging and containers improved primarily on the higher volume of shipments for both 1997 periods. Prices were slightly lower for cans and aluminum packaging and consumer products in each 1997 period. The reduction in nonaluminum revenues was due to lower sales of can machinery and tolling services. This reduction was minimized due to increases in net sales of printing cylinders and plastic packaging products.

Shipments of other aluminum products dropped because of the sale of our residential construction products business. A strong increase in shipments of aluminum distribution products for both 1997 periods (third quarter -- up 12%, nine months -- up 12%) helped reduce the effect of the sale of the construction products business. The strength in shipments of aluminum distribution products represents improved economic conditions and growth in market share.

Net sales of other aluminum and nonaluminum products were lower for both 1997 periods because of the sale of our residential construction products business. Lower net sales of stainless steel distribution products were also realized in each period due to declining prices. A major competitive factor in these lower prices has been imports.

Production and Processing

Primary aluminum shipments fluctuate from period to period because of variations in internal requirements and changes in customer demand for value-added foundry ingot, sheet ingot and billet. Improved prices for primary aluminum in 1997 resulted from strong demand and a lowering of worldwide aluminum inventories.

Shipments and net sales of fabricated aluminum products in our Production and Processing group were affected by the sales of operations. Specifically, the sales of an aluminum sheet plant (in connection with the sale of our residential construction products business), two aluminum extrusion plants and an aluminum reclamation plant lowered shipments and net sales in the Sheet and Plate, Extrusions and Other Aluminum categories in both 1997 periods. These asset sales reduced shipments by 22,000 metric tons and net sales by $50 million in the third quarter of 1997 and 30,000 metric tons and $63 million in the nine months of 1997.

Shipments of fabricated aluminum products from remaining operations increased 11,000 metric tons (7%) in the third quarter of 1997 and 19,000 metric tons (4%) in the nine month period of 1997. In the third quarter of 1997, the increases were led by strong demand for can stock, aluminum plate, European rolled products, aluminum rod, and products for the transportation market. In the nine-month period of 1997, shipments increased for aluminum plate, European rolled products, aluminum rod, aluminum wheels and other products for the transportation market. Shipping levels benefited from favorable economic conditions both domestically and in most European countries.

Production and Processing -- continued

Net sales of fabricated aluminum products from remaining operations were up $12 million in the third quarter of 1997 and decreased $6 million in the nine months of 1997. Lower prices for most products in each of the 1997 periods reduced the impact of the higher shipping volumes.

Net sales of other nonaluminum products to customers were lower because of greater internal consumption of alumina in both periods of 1997. In the nine-month period of 1997, increased technology sales helped offset the decline in customer alumina sales.

EQUITY, INTEREST AND OTHER INCOME

The decline in this category of revenue in both 1997 periods was due to lower amounts of equity income. Equity income was lower because of increased competition for can operations in Latin America and losses relating to the start-up of a Chinese foil and extrusion operation.

COSTS AND EXPENSES

Cost of products sold decreased in both 1997 periods because of:

-    lower costs for certain purchased materials
-    improved capacity utilization at fabricating facilities
-    divestitures
-    performance improvement programs

These benefits were somewhat offset by:

-    higher costs of aluminum purchases in both 1997 periods
-    higher maintenance costs in the third quarter of 1997 at an alumina facility
- higher start-up, operational and research costs in our wheel plants in both 1997 periods
- higher costs for labor during the nine-month period of 1997 (because of new contracts entered into in the second quarter of
     1996)

Costs in 1996 also benefited from the liquidation of certain last-in, first-out (LIFO) inventories. The liquidation decreased costs $10 million in the third quarter of 1996 and $15 million in the nine-month period of 1996.

Selling, administrative and general expenses were lower in both
1997 periods as a result of savings from the Company's restructuring efforts.

Interest expense decreased in the nine month period of 1997 because of lower amounts of debt outstanding.

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


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
                                              September 30  December 31
                                                  1997          1996
                                             ----------------------------
Working capital                                   $803         $540
Ratio of current assets to current liabilities   1.7/1        1.4/1

OPERATING ACTIVITIES

Cash from operations was used to fund receivables and inventories. The increase in receivables reflects higher sales activity. Inventories increased in anticipation of continuing strong shipping volumes.

INVESTING ACTIVITIES

Cash provided by investing activities resulted from sales of assets.

Capital investments totaled $187 million in the first nine months of 1997. This amount includes $103 million for operating requirements (replacement equipment, environmental control projects, etc.). The remainder was for strategic projects carried forward from 1996, including:

-    the construction of a forged wheel plant in Virginia
- the expansion and modernization of can, foil and plastic film plants
-    the modernization of a primary aluminum plant in New York

In the third quarter of 1997, the Company announced plans to spend approximately $330 million on an expansion of the Worsley Alumina Refinery in Australia. The expansion will increase the annual capacity of the facility by 65% to 3.1 million metric tons. Construction is expected to begin in the fourth quarter of 1997 and completion is expected in the second quarter of 2000. The Company expects to fund the cost of the project with cash generated from operations. The Company holds a 56% interest in this joint venture.


FINANCING ACTIVITIES

Debt was reduced with part of the proceeds from sales of assets.

The Company extended the terms of a $150-million Canadian bank credit agreement to 2001. The agreement originally was to have matured in early 1998.

The Company believes its available financial resources, together with internally generated funds, are sufficient to meet its present and future business needs. The Company continues to exceed the financial ratio requirements contained in its financing arrangements and expects to do so in the future. At September 30, 1997, $113 million of the Company's $1.65-billion shelf registration remained available for the issuance of debt securities.


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

Restructure

We have decided to stay in our bauxite, alumina, carbon products and primary aluminum businesses because of their competitive cost bases. We will keep and grow our distribution, specialty building products, and aluminum wheel businesses. We have determined that certain operations would not earn an adequate return through the business cycle and therefore have decided to take the following actions:

- We have exited the residential construction products business.

- We have completed the sale of two U.S. extrusion plants and a U.S. powder and paste plant. We have signed non-binding letters of intent to sell two Canadian extrusion plants, our U.S. recycling operations and our sheet and plate plant in Illinois. We are also evaluating alternatives for our extrusion operations in Spain.

- With respect to our rolling operations, we have signed a letter of intent to sell our Alabama can stock complex (with an estimated after-tax loss in the range of $225 to $250 million). We are evaluating a number of alternatives for our European rolling operations.

- We formed a 50-50 joint venture to operate and expand our rolling mill in Quebec, Canada and to operate our coil coating facility in Ontario, Canada. The rolling mill is a supplier of finstock to the automotive market and foil to the packaging market.

- We have sold an aluminum reclamation plant in Virginia and our coal properties in Kentucky.

We have not yet reached a decision about our can and packaging businesses and are continuing to evaluate three options:

-    Spin-off cans and packaging together

-    Spin-off one business or the other

-    Sell a portion of these businesses

Keeping all of these businesses is not an option we are considering. Similarly, spinning or divesting all of these businesses will not necessarily be the final outcome.

Reorganize

We have reorganized the Company to streamline our business to focus on global markets that hold the most promising opportunities for profitable growth. The result of these changes was the formation of the following worldwide, market-focused businesses:

- Base Materials (consisting of bauxite, alumina, primary aluminum and carbon operations)
-    Construction and Distribution
-    Transportation
-    Packaging and Consumer
-    Cans

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


Strengthen Balance Sheet

In addition to improving our future earnings potential, our actions will enable us to strengthen our balance sheet. We plan to use a portion of the anticipated proceeds from asset sales to reduce debt. This should result in a reduction in our annual interest expense and an improvement in our debt-to-equity ratio. We expect to be in an excellent position to fund future growth and to consider other methods of improving our financial position, such as stock repurchases, that were not within our reach before.

We will continue our unrelenting focus on cost and inventory control. Using 1995 as our base year, our ultimate inventory reduction goal is $300 million by 1999. We have achieved about one-half of that goal.

Over the next several years, we are committed to a capital spending program of $300 million average per year, excluding acquisitions. For the full year 1997, we expect to spend approximately $275 million. Approximately 45% of this amount is for operating requirements. The remainder is for continuing expenditures for those performance improvement and strategic investment projects already underway, and the expansion program at our alumina refinery in Australia. For the full year 1997, cash generated from operations is expected to exceed cash needed for capital investments.

Grow

We have begun a strategic planning process designed to establish future growth programs. There are several excellent investment opportunities currently available to us. These include the significant expansion program at our alumina refinery in Australia that is expected to begin in the fourth quarter of 1997, additional investment in our wheel business, and several projects in our packaging business. While we have no current plans to invest in any major greenfield expansions of our smelting business, there will be opportunities for high-return cost reduction projects in our smelting operations.

In addition to these internal opportunities, we will be looking for high-return acquisition projects in several of our businesses. One focus will be to participate in the ongoing consolidation of the metals distribution industry. Additionally, we will look for opportunities to grow our packaging business through U.S. and foreign acquisitions.

Conclusion and Outlook

We expect the results of these actions to contribute to earnings this year and to have an even greater impact in 1998. We hope to announce all of our remaining restructuring plans in the near future. It will then take part of 1998 to complete the transactions. After our restructuring is complete, we will be positioned to deliver a higher quality of earnings throughout the cycle and thereby significantly enhance shareholder value.

RISK FACTORS

This section should be read in conjunction with Part I, Items 1 (Business), 3 (Legal Proceedings) and 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's 1996 Form 10-K; Part II, Item 1 (Legal Proceedings) of the Company's reports on Form 10-Q for the first and second quarters of 1997; and the preceding portions of this Item.

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

Consensus expectations for 1997 indicate global economic growth
of 3%.  The Company is forecasting a   5.5 - 6.5% increase in
global aluminum consumption for the year, with especially strong transportation and packaging markets. The Company is forecasting the worldwide supply of aluminum to grow 3-3.5% in 1997. Barring a recession in any major world economy, the Company expects these improved conditions in aluminum industry supply/demand fundamentals to continue for the next several years. The Company's outlook for growth in aluminum consumption for the remainder of this decade is an average of 2.5 - 4.0% per year. The Company expects greater use of aluminum around the world in automobiles and other light vehicles. The Company also expects U.S. aluminum beverage can shipments to grow at about 2% per year (2-3% in 1997) and global shipments to grow 5% annually, with rapid growth of the aluminum beverage can market in Latin America, Asia, the Middle East and other developing economies.

_______________________________
(1) Forward-looking statements can be identified generally as those containing words such as "should", "hope", "forecast", "project", "estimate", "expect", "anticipate" or "plan" and words of similar effect.

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

- Changes in the costs of power, resins, caustic soda, green coke and other raw materials can affect results. The Company's contract with the Bonneville Power Administration for the period October 1996 - September 2001 provides fixed rates for electrical power provided to the Company's Washington and Oregon primary aluminum production plants. These rates have been approved by federal regulatory authorities but have been appealed in court by a third party. If the appeal is successful, it is possible that higher electricity costs might result.

- The Company's key transportation market is cyclical, and sales to that market in particular can be influenced by economic conditions.

- A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's results.

- The Company is conducting a portfolio review of all its operations and businesses. The Company is considering alternatives that include, among other things, asset sales, spin-offs and formation of strategic alliances. In connection with the portfolio review, the Company has announced the signing of a letter of intent for the sale of its Sheffield, Alabama rolling mill and related assets, its Canadian extrusion plants in Richmond Hill, Ontario and Ste. Therese, Quebec, its U.S. recycling operations and its sheet and plate plant in Illinois. These pending transactions are subject to certain conditions, including due diligence reviews by the purchasers, negotiation of definitive agreements and obtaining regulatory approvals and third party consents. As a result, the transactions may or may not be completed as contemplated. In addition, the Company is evaluating a number of alternatives for its European rolling operations and its extrusion operations in Spain. Whether and when these transactions will be completed is not certain. The Company is considering three options with respect to its can and packaging businesses: (1) spin off the two businesses together;
  (2) spin off one business or the other; or (3) sell a portion of the two businesses. The timing, nature and magnitude of the option that will be chosen are not certain and could affect the Company's results and ongoing operating performance.

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

                  PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

     (a) Recent Sales of Unregistered Securities

         Under the Registrant's Stock Plan for Outside Directors (the "Plan"), 66.278 phantom shares, in the aggregate, were granted to the Registrant's nine outside Directors on July 1, 1997, based on an average price of $71.3125 per share. These phantom shares represent dividend equivalents paid on phantom shares previously granted under the Plan. 506.25 phantom shares, in the aggregate, were granted to the nine outside Directors on September 30, 1997, based on an average price of $70.50 per share. These phantom shares represent the second quarterly installment of each outside Director's annual grant under the Plan.

         To the extent that these grants constitute sales of equity securities, the Registrant issued these phantom shares in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, taking into account the nature of the Plan, the number of outside Directors participating in the Plan, the sophistication of the outside Directors and their access to the kind of information that a registration statement would provide.

         A description of the Plan is contained in the Registrant's Form 10-Q for the first quarter of 1997 in Part
     II, Item 2, subparagraph (b), under the caption  "Recent
     Sales of Unregistered Securities".


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the third quarter of 1997.

                           SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY




  By Allen M. Earehart
     Allen M. Earehart
     Vice President, Controller
     (Chief Accounting Officer)




DATE:    November 12, 1997

                       INDEX TO EXHIBITS


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

     *  EXHIBIT 4.14  -  By-Laws of REYCAN, as amended.  (File No. 1-
                         1430, Form 10-Q Report for the Quarter
                         Ended March 31, 1997, EXHIBIT 4.14)

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