Form 10-K405
period 1997-12-31
REYNOLDS METALS CO
filed 1998-03-27
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

Preferred Stock Purchase Rights            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

As of March 16, 1998:

(a) the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $3.5 billion<F1>.

(b) the Registrant had 72,549,288 shares of Common Stock outstanding and entitled to vote.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1998 - Part III
[FN]
________________
<F1> For this purpose, "nonaffiliates" are deemed to be persons other than directors, officers and persons owning beneficially more than five percent of the voting stock.

                                      NOTE

This copy includes only EXHIBIT 21 of those listed on pages 69 - 75.

In accordance with the Securities and Exchange Commission's requirements, we will furnish copies of the remaining exhibits listed below upon payment of a fee of 10 cents per page. Please remit the proper amount with your request to:

                    Secretary
                    Reynolds Metals Company
                    P.O. Box 27003
                    Richmond, Virginia 23261-7003

Exhibits have the following number of pages:

     EXHIBIT 3.1       87       EXHIBIT 10.15        1
     EXHIBIT 3.2       22       EXHIBIT 10.16        4
     EXHIBIT 4.1       87       EXHIBIT 10.17        3
     EXHIBIT 4.2       22       EXHIBIT 10.18        3
     EXHIBIT 4.3      165       EXHIBIT 10.19        2
     EXHIBIT 4.4        6       EXHIBIT 10.20        1
     EXHIBIT 4.5       72       EXHIBIT 10.21       10
     EXHIBIT 4.6        2       EXHIBIT 10.22       10
     EXHIBIT 4.7        2       EXHIBIT 10.23       13
     EXHIBIT 4.8        2       EXHIBIT 10.24        6
     EXHIBIT 4.9       10       EXHIBIT 10.25        2
     EXHIBIT 4.10      14       EXHIBIT 10.26        2
     EXHIBIT 4.11       9       EXHIBIT 10.27        1
     EXHIBIT 4.12      36       EXHIBIT 10.28        3
     EXHIBIT 4.13      17       EXHIBIT 10.29        3
     EXHIBIT 4.14      19       EXHIBIT 10.30        2
     EXHIBIT 4.15      18       EXHIBIT 10.31       10
     EXHIBIT 4.16      89       EXHIBIT 10.32       10
     EXHIBIT 4.17       7       EXHIBIT 10.33       10
     EXHIBIT 4.18      12       EXHIBIT 10.34       10
     EXHIBIT 10.1      21       EXHIBIT 10.35        1
     EXHIBIT 10.2      16       EXHIBIT 10.36        2
     EXHIBIT 10.3      19       EXHIBIT 10.37        5
     EXHIBIT 10.4       7       EXHIBIT 10.38        9
     EXHIBIT 10.5       2       EXHIBIT 10.39        1
     EXHIBIT 10.6       7       EXHIBIT 10.40        1
     EXHIBIT 10.7       6       EXHIBIT 10.41        1
     EXHIBIT 10.8      10       EXHIBIT 10.42        1
     EXHIBIT 10.9      14       EXHIBIT 21           1
     EXHIBIT 10.10     16       EXHIBIT 23           1
     EXHIBIT 10.11      7       EXHIBIT 24          19
     EXHIBIT 10.12     12       EXHIBIT 27           1
     EXHIBIT 10.13     13
     EXHIBIT 10.14      2

                                TABLE OF CONTENTS

                                     PART I
ITEM                                                                     PAGE

 1.  BUSINESS.............................................................  1
       GENERAL
        Nature of Operations..............................................  1
        Recent Developments...............................................  1
        Financial Information Regarding Global Business Units and
         Operations by Geographic Location................................  3
       GLOBAL BUSINESS UNITS
        Base Materials....................................................  4
        Packaging and Consumer............................................  9
        Construction and Distribution.....................................  9
        Transportation.................................................... 10
       OTHER OPERATIONS
        General........................................................... 11
        Assets Held for Sale.............................................. 11
       COMPETITION........................................................ 12
       ENVIRONMENTAL COMPLIANCE........................................... 12
       RESEARCH AND DEVELOPMENT........................................... 13
       EMPLOYEES.......................................................... 14
 2.  PROPERTIES........................................................... 14
 3.  LEGAL PROCEEDINGS.................................................... 18
 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 18
 4A. EXECUTIVE OFFICERS OF THE REGISTRANT................................. 19

PART II

 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS................................................. 21
 6.  SELECTED FINANCIAL DATA.............................................. 23
 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS................................. 24
 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................... 40
 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
      ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................. 68

PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................... 68
11.  EXECUTIVE COMPENSATION............................................... 68
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      AND MANAGEMENT...................................................... 68
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................... 68

PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
      ON FORM 8-K......................................................... 69

                                     PART I


Item 1.  BUSINESS

Reynolds Metals Company (the "Registrant") was incorporated in 1928 under the laws of the State of Delaware. In this report, "Reynolds," "Company" and "our" and personal pronouns, such as "we" and "us," mean the Registrant and its consolidated subsidiaries unless otherwise indicated.

                                 GENERAL

Nature of Operations
--------------------

Reynolds is the world's third-largest aluminum producer. We serve customers in established and growing world markets, such as the packaging and consumer, construction, distribution, and automotive markets, with a wide variety of aluminum, plastic and other products. We also are expanding into emerging economies such as Russia, China and India. At December 31, 1997, Reynolds employed approximately 25,500 people at more than 100 operating locations in 24 countries. Our world headquarters is in Richmond, Virginia.

As a result of a portfolio review of our operations and businesses, we have reorganized into four market-based, global business units - Base Materials, Packaging and Consumer, Construction and Distribution, and Transportation. For a description of these units' operations, see the discussion below under the heading "Global Business Units." For a discussion of certain operations that are not considered part of a global business unit, see the discussion below under the heading "Other Operations."

Recent Developments
-------------------

Portfolio Review
----------------

In late 1996, we began a portfolio review which has led to the following transactions:

     Completed Portfolio Review Transactions

     In March 1997, we sold our U.S. residential construction products operations to AmeriMark Building Products, Inc. The sale included construction products plants located in Ashville, Ohio, Bourbon, Indiana and Lynchburg, Virginia; our manufactured housing operations in Eastman, Georgia; a plant in Chesterfield County, Virginia that supplies aluminum building sheet to the construction industry; and 54 service centers. We retained the Reynobond aluminum composite manufacturing operations at the Eastman facility. In October 1997, we sold the remaining assets of our North American residential construction products distribution operations to Royal Group Technologies Limited ("Royal"). In connection with the transaction, Royal assumed operation of seven distribution warehouses located across Canada.

     In May 1997, we sold our Bellwood, Virginia aluminum reclamation plant to Philip Metals Recovery (USA), Inc. The plant is a secondary recycling plant that processes scrap aluminum into a deoxidizing agent used by the steel industry.

     Also in May 1997, we sold our aluminum extrusion plant in El Campo, Texas to the William L. Bonnell subsidiary of Tredegar Industries, Inc. The plant produces standard and specialty extrusions and performs fabricating operations required by customers.

     The sale of our western Kentucky coal properties also was completed in May 1997. We sold those properties to Kentucky Emerald Land Company, L.L.C., an affiliate of Henderson Farm & Coal Property, L.L.C.

     In June 1997, we sold our Bellwood, Virginia aluminum extrusion plant to Kaiser Bellwood Corporation, a subsidiary of Kaiser Aluminum & Chemical Corp. The plant produces standard and specialty extrusions.

     In October 1997, we formed a joint venture with Societe Generale de Financement du Quebec ("SGF") to operate the Cap-de-la-Madeleine, Quebec, rolling mill and the Weston Road, Toronto, Ontario, coil coating facility that were previously owned by Reynolds. Reynolds and SGF each have a 50% interest in the joint venture. The focus of the alliance is to continue the existing operation, implement an expansion of the rolling mill, and develop opportunities for profitable growth in value-added markets. The joint venture is independently managed, with Reynolds and SGF having equal representation on its board.

     In November 1997, we sold our aluminum powder and paste plant in Louisville, Kentucky to Eckart Aluminum L.P., an affiliate of Eckart America of Painesville, Ohio. The plant produces a variety of aluminum powder and paste products.

     In February 1998, we sold our Canadian aluminum extrusion plants located in Richmond Hill, Ontario and Ste. Therese, Quebec to the William L. Bonnell subsidiary of Tredegar Industries, Inc. The plants manufacture products used in the building and construction, transportation, electrical, machinery and equipment, and consumer durables markets.

     In February 1998, we sold our U.S. recycling operations to Wise Recycling, LLC, an affiliate of Wise Metals Co., Inc. In a related transaction, TOMRA Pacific, Inc., an affiliate of TOMRA Systems, ASA, acquired the western region of our U.S. recycling operations.

     Pending Portfolio Review Transactions

     In November 1997, we announced the signing of a letter of intent to sell our McCook, Illinois sheet and plate plant to Michigan Avenue Partners, Inc. The McCook plant produces aluminum sheet and plate products for the aircraft, aerospace and distribution markets and aluminum body sheet for the transportation market. The transaction is subject to customary closing conditions.

     We also announced in November 1997 that we had signed a memorandum of understanding to sell our European rolling operations to VAW aluminium AG. Included in the pending sale are plants located in Hamburg, Germany; Cisterna di Latina, Italy; and Irurzun, Spain. The transaction is subject to regulatory approval and other customary closing conditions.

     In December 1997, we announced that we are actively discussing a potential agreement with Ball Corporation ("Ball") under which Ball would acquire substantially all of our global can business. The details of the discussions will be announced when an agreement is signed. See "Other Operations - Assets Held for Sale" for a description of our can operations.

     Other Matters

     In April 1997, we announced the signing of a letter of intent to sell our rolling mill and certain related assets at our Alloys complex in North Alabama to Aluminum Company of America ("Alcoa"). The sale was subject to regulatory approval by the U.S. Department of Justice, in addition to other customary closing conditions. In December 1997, the Justice Department filed suit in Alabama federal court to block the proposed sale, and, as a result of the suit, Alcoa withdrew from the transaction. We are currently evaluating a number of alternatives for the plant, including selling it. Any such sale may result in a loss.

Other Recent Developments Affecting the Global Business Units
-------------------------------------------------------------

     Base Materials

     We are investing U.S.$350 million in a U.S.$600 million expansion of the Worsley Alumina Refinery in Western Australia. The expansion will increase annual capacity at the refinery to 3.1 million metric tons. In addition to increasing capacity, the new project will further reduce operating costs and improve product quality. Completion is scheduled for the second quarter of 2000. Reynolds holds a 56% interest in the Worsley refinery.

     In anticipation of increased demand for primary aluminum, we restarted limited production at our Troutdale, Oregon primary aluminum production plant in February 1998 at an annual rate of 27,000 metric tons. The Troutdale plant, which has an installed annual capacity of 121,000 metric tons, had been idle since December 1991. In late February 1998, we also began the process of restarting 47,000 metric tons of production at our Longview, Washington primary aluminum production plant. The restart will be completed early in the second quarter of 1998. Upon completion of the Troutdale and Longview restarts, we will have 135,000 metric tons of temporarily idled primary aluminum capacity.

     Transportation

     In June 1997, we began production at a new $34 million aluminum wheel manufacturing facility in Lebanon, Virginia. The 55,000-square-foot facility, Reynolds' second U.S. wheel plant, features a manufacturing process that combines our computer-controlled, flow forming spinning technology with a newly developed forging process to produce lightweight wheels with added styling flexibility. Reynolds Metals Company's Board of Directors approved a $26 million expansion of the Lebanon wheel plant in January 1998. The expansion will double the plant's production capacity to 1.4 million wheels per year.

Financial Information Regarding Global Business Units and Operations by Geographic Location
-----------------------------------------------------------------------

Financial information for operations and assets attributable to our global business units and information regarding our operations by geographic location is included in Note 10 to the consolidated financial statements in Item 8 of this report.

                              GLOBAL BUSINESS UNITS

Base Materials
--------------

Aluminum is one of the most plentiful metals in the earth's crust. It is always found chemically combined with other elements. Aluminum silicates are in almost every handful of clay, but aluminum is produced primarily from bauxite, an ore containing aluminum in the form of aluminum oxide, commonly referred to as alumina.

Aluminum is made by extracting alumina from bauxite and then removing oxygen from the alumina through an electrolytic process known as "reduction." The result is molten primary aluminum which is cast into various forms for shipment to fabricating plants. It takes about four tons of bauxite to make two tons of alumina, which in turn yield about a ton of primary aluminum.

Our base materials business produces metallurgical alumina, alumina chemicals, and primary aluminum. It also produces carbon products principally for use in the Company's primary aluminum reduction plants.

We refine bauxite into alumina at our Sherwin alumina plant near Corpus Christi, Texas. We also are entitled to a share of the production from two joint ventures in which we have interests, one located in Western Australia, known as the Worsley Joint Venture ("Worsley"), and the other located in Stade, Germany, known as Aluminium Oxid Stade ("Stade"). See Table 1 under this Item. In addition, we have a third-party arrangement to buy 60,000 metric tons of Australian alumina during 1998 at a negotiated price and another third-party arrangement under which we will buy 120,000 metric tons of alumina per year at a negotiated price for the period 1998 through 2000.

Worsley currently has the capacity to produce 1,730,000 metric tons of alumina per year. Reynolds is entitled to 56% of the alumina produced by the joint venture. Worsley has proven bauxite reserves sufficient to operate the plant at capacity for at least the next 35 years, even after taking into account the ongoing expansion to increase the plant's annual capacity to 3,100,000 metric tons. See "Recent Developments" for a discussion of the Worsley expansion.

Bauxite requirements for our Sherwin alumina plant and our share of the Stade joint venture are obtained from the following sources:

     Australia

     We have a long-term purchase arrangement under which we may buy from a third party an aggregate of approximately 18,800,000 dry metric tons of Australian bauxite through 2021.

     Brazil

     We own a 5% interest in Mineracao Rio Do Norte S.A. ("MRN") which owns the Trombetas bauxite mining project in Brazil. We have agreed to buy an aggregate of approximately 900,000 dry metric tons of Brazilian bauxite from the project through 1999.

     We also maintain an interest in other, undeveloped bauxite deposits in Brazil.

     Guinea

     We own a 6% interest in Halco (Mining), Inc. ("Halco"). Halco owns 51% and the Guinean government owns 49% of Compagnie des Bauxites de Guinee ("CBG"), which has the exclusive right through 2038 to develop and mine bauxite in a 10,000 square-mile area in northwestern Guinea. We have a bauxite purchase contract with CBG that will provide us with a minimum aggregate of approximately 7,050,000 dry metric tons of Guinean bauxite for the period 1998 through 2011.

     Guyana

     We are a 50% partner with the Guyanese government in a bauxite mining project in the Berbice region of Guyana. During 1998, we will buy approximately 1,300,000 dry metric tons of bauxite from the project.

     Jamaica

     We have a purchase arrangement under which we will buy from a third party an aggregate of up to 7,200,000 dry metric tons of Jamaican bauxite for the period 1998 through 2001.

     Other

     We have an arrangement with the U.S. government under which we have agreed to buy at a negotiated price during 1998 approximately 300,000 long dry tons of Jamaican bauxite stored next to our Sherwin alumina plant.

Our present sources of bauxite and alumina are more than adequate to meet the forecasted requirements of the Company's primary aluminum production operations for the foreseeable future.

We produce primary aluminum at three plants in the United States and one at Baie Comeau, Quebec, Canada. We also are entitled to a share of the primary aluminum produced at three joint ventures in which we participate: one in Quebec known as the Becancour joint venture ("Becancour"); one in Hamburg, Germany, known as Hamburger Aluminium-Werk GmbH ("Hamburg"); and the third in Ghana, known as Volta Aluminium Company Limited ("Ghana"). See Table 2 under this item.

Our primary aluminum products include aluminum ingot; billet, which is used by extrusion plants; sheet ingot, which is supplied to rolling facilities; foundry ingot, which is the base material for cast automotive products, such as wheels; and electrical redraw rod, which is used by the electrical cable industry. During 1997, approximately 57% of the unit's primary aluminum products were purchased by other Reynolds business units; we sold the remainder externally. Our internal demands for primary aluminum currently are declining as a result of actions taken in connection with our portfolio review. Consequently, we expect that a larger percentage of our future primary aluminum sales will be to external customers.

Production at our primary aluminum plants can vary due to a number of factors, including changes in worldwide supply and demand. Reynolds currently has the annual capacity to produce 1,094,000 metric tons of primary aluminum; however, production has been reduced by 19%, or 209,000 metric tons, since 1993 due to worldwide aluminum supply-demand conditions. See "Recent Developments" for a discussion of announced restarts totaling 74,000 metric tons of production in 1998.

In addition to the primary aluminum plants listed in Table 2, Reynolds has a 10% equity interest in the Aluminum Smelter Company of Nigeria ("ALSCON"), which is currently under construction. When ALSCON is operating at capacity, we expect to buy at market-related prices approximately 153,000 metric tons of primary aluminum annually from the 193,000 metric ton smelter. Startup of one line began in late 1997, and it was operating at 16% of its 96,500 metric ton capacity at year end. We also have an 8% equity interest in C.V.G. Aluminio del Caroni, S.A. ("ALCASA"), which produces primary aluminum in Venezuela.

Reynolds owns and operates two carbon products manufacturing facilities located in Lake Charles and Baton Rouge, Louisiana. These facilities produce 855,000 metric tons of calcined petroleum coke and 136,000 metric tons of carbon anodes annually. The anodes are produced principally for consumption at our primary aluminum plant in Baie Comeau, Quebec. The calcined petroleum coke is used at all of our wholly owned primary aluminum plants. We also sell it worldwide to the aluminum and titanium dioxide industries.

In addition to producing aluminum and carbon products, our base materials business operates a commercial hazardous waste treatment facility in Gum Springs, Arkansas for the treatment of spent potliner resulting from Reynolds' and other producers' North American aluminum reduction operations. In October 1997, the U.S. Environmental Protection Agency (the "EPA") finalized a regulation requiring the treatment of spent potliner to prescribed standards prior to disposal. Our Gum Springs facility is the only commercial facility in the U.S. capable of treating spent potliner to the EPA's prescribed standards. The facility has the capacity to treat an estimated 120,000 short tons of spent potliner annually and is currently operating at 33% of capacity. Legal proceedings have been brought by other aluminum producers challenging the treatment requirement of the new regulation. In addition, these aluminum producers have asked Arkansas officials to reconsider Reynolds' authority to operate the Gum Springs facility's landfill as a hazardous waste landfill following the EPA's recent decision to classify treated spent potliner as a hazardous waste. We are defending these challenges to our operations at the Gum Springs facility.

Energy
------

Reynolds consumes substantial amounts of energy in the aluminum production process. Refining alumina from bauxite requires high temperatures. These temperatures are achieved by burning natural gas or coal. Natural gas and coal are purchased under long- and short-term contracts. See Table 1 under this Item.

The electrolytic process for reducing alumina to primary aluminum requires large amounts of electricity. We generally expect to meet the energy requirements for primary aluminum production for the foreseeable future under long-term contracts. Under these contracts, however, we may experience shortages of interruptible power from time to time at our Massena, New York plant and at the plant in Ghana in which we hold a joint venture interest. The portion of power supplied to the Massena plant that is interruptible (approximately 15%) can be offset with purchased power. Production at Ghana is dependent on hydroelectric power. The Ghana plant is currently operating at reduced capacity due to drought conditions that have existed since 1994. See Table 2 under this Item.

Rates for electricity charged by the Bonneville Power Administration ("BPA"), which serves the Company's Troutdale, Oregon and Longview, Washington primary aluminum plants, are established under a five-year contract that runs through September 2001. The contract establishes a fixed rate that is 16% less than rates previously in effect. These rates have been approved by federal regulatory authorities but are being challenged by third parties in the U.S. Court of Appeals for the Ninth Circuit. Should the contract rates be set aside, we could renegotiate with BPA or seek service from third parties.

                              Table 1
                 Alumina Plants and Energy Supply

                                                        Principal
                          Rated                          Energy
                     Capacity<F1> at                    Contract
                    December 31, 1997      Energy      Expiration
Plant                  Metric Tons      Purchased<F2>     Date
-----                  -----------      -------------  ----------
Corpus Christi, Texas  1,600,000<F3>     Natural Gas      <F4>
Worsley, Australia       969,000<F5>     Coal             2002
Stade, Germany           375,000<F5>     Natural Gas      2008

                              TABLE 2
       Primary Aluminum Production Plants and Energy Supply

                          Rated                          Principal
                     Capacity<F1> at                       Energy
                       December 31,                       Contract
                           1997            Energy        Expiration
Plant                  Metric Tons      Purchased<F2>       Date
-----                  -----------      -------------    ----------
Baie Comeau, Quebec    400,000           Electricity      2011 and 2014
Longview, Washington   204,000<F6>       Electricity      2001
Massena, New York      123,000<F6>       Electricity      2013<F7>
Troutdale, Oregon      121,000<F6>       Electricity      2001
Becancour, Quebec      186,000<F8>       Electricity      2014
Hamburg, Germany        40,000<F8>       Electricity      2005
Ghana                   20,000<F8>       Electricity      2017


                              TABLE 3
           Aluminum and Alumina Capacity and Production
                           (Metric Tons)

       Primary Aluminum<F8>,<F9>          Alumina<F5>,<F10>
       -------------------------          -----------------
          Rated                          Rated
Year   Capacity<F1>   Production<F6>  Capacity<F1>  Production<F3>
----   ------------   --------------  ------------  --------------
1995    1,094,000      814,500         2,927,000     2,530,000
1996    1,094,000      893,500         2,927,000     2,674,000
1997    1,094,000      893,200         2,944,000     2,724,000

NOTES TO TABLES 1, 2, and 3.

<F1>  Ratings are estimates at the end of the period based on designed capacity and normal operating efficiencies and do not necessarily represent maximum possible production.

<F2>  See "Energy" above.

<F3>  We reduced production at our Sherwin alumina plant near Corpus Christi,
Texas during the third quarter of 1996. We restarted the idle alumina capacity at the Sherwin plant late in 1997.

<F4>  The Sherwin plant purchases approximately 25% of the natural gas required to operate the plant under a two-year contract, with another 25% being purchased under a three-year contract and the remainder being purchased under short-term contracts. The base terms of the two-year contract and three-year contract expire in October 1998 and October 1999, respectively, but will extend from month to month unless one of the parties terminates the contract.

<F5>  We are entitled to 56% of the production of Worsley and 50% of the production of Stade.  Capacity figures reflect our share.

<F6>  We curtailed 121,000 metric tons of production capacity at our Troutdale primary aluminum plant in the second half of 1991. We restarted 27,000 metric tons of primary aluminum production capacity at Troutdale in February 1998. We also curtailed an aggregate of 88,000 metric tons of primary aluminum production capacity at our Massena (41,000 metric tons) and Longview (47,000 metric tons) plants effective in the fourth quarter of 1993. In late February 1998, we began the process of restarting the 47,000 metric tons of idle capacity at Longview. The Longview restart will be completed early in the second quarter of 1998.

<F7>  The power contract terminates in 2013, subject to earlier termination by the supplier in 2003 if its federal license for its hydroelectric project is not renewed.

<F8>  We are entitled to 50% of the production of Becancour, 33-1/3% of the production of Hamburg, and 10% of the production of Ghana. Capacity figures reflect our share. Production at Ghana has been curtailed since September 1994 by drought. At December 31, 1997, Ghana was operating at 77% of capacity, but operations have been further reduced to 60% of capacity, due to continuing drought conditions.

<F9>  Production is from the primary aluminum production operations listed in
Table 2.

<F10> Production is from the alumina production operations listed in Table 1.

Packaging and Consumer
----------------------

Reynolds' packaging and consumer business provides a variety of foil, plastic and other products and related services to the packaging and consumer products markets. We are the world's leading producer of aluminum foil and a major manufacturer and converter of plastic products.

Reynolds markets a broad range of aluminum foil, plastic and paper packaging products for the food, pharmaceutical, confectionery, tobacco and other markets. Products include laminated and printed aluminum foil and film; paper, foil and film laminations; folding paper cartons and foil specialty cartons; pouch stock; blister packaging; and cigarette liner foil stock. We manufacture over 1,000 foil, plastic and paper foodservice products (including aluminum and plastic film; plastic containers and lids; foodservice bags; catering trays; sandwich bags and wraps; baking cups; and trays) for restaurants, delis, supermarket take-out, and fast-food and catering establishments. We also produce industrial plastic film (including Reynolon shrink film) for shrink wrapping and tamper-evident packaging.

Our packaging products are manufactured at wholly owned facilities in the U.S. and Canada. See Table 4 under the heading "Packaging and Consumer." We also have interests in foil operations in Colombia, Spain and Venezuela. The capacity of these manufacturing facilities depends on the variety and types of products manufactured.

Reynolds' packaging and consumer business also manufactures and markets an extensive line of foil, plastic and paper consumer products under the Reynolds name. Products include the well-known Reynolds Wrap Aluminum Foil, Reynolds Plastic Wrap, Reynolds Oven Bags, Reynolds Freezer Paper, Reynolds Cut-Rite Wax Paper and Reynolds Baker's Choice Bake Cups. Our consumer products are distributed throughout the U.S., which is our largest market for these products, and in more than 65 other countries.

Through our Presto Products Company subsidiary, we are a major supplier of private label consumer products. Presto produces a variety of plastic food wraps and bags (including trash bags and reclosable vegetable, snack, storage and freezer bags) that are sold under private labels.

Our Southern Graphic Systems, Inc. subsidiary produces rotogravure printing cylinders, color separations and flexographic plates used in our packaging printing operations and for the consumer and industrial packaging industry. Southern Graphic's major customers, in addition to Reynolds, are other consumer product companies and converters, with a trend toward consumer product companies. Southern Graphic also provides graphics management services and manufactures printing accessories (bases and anilox rolls).

Construction and Distribution
-----------------------------

The Company's construction and distribution business produces and sells construction products. It also distributes aluminum, stainless steel and other specialty metal products under the name Reynolds Aluminum Supply Company ("RASCO").

Reynolds designs and markets architectural systems which consist primarily of curtainwall and window and door units for residential and commercial applications in Western Europe. Aluminum extrusions for the architectural systems are obtained from Company facilities in the Netherlands and Germany; non-aluminum components are purchased from third parties. See Table 4 below. We then sell the system components to various fabricators serving the local construction markets for assembly.

In addition to architectural systems, our construction and distribution business produces exterior cladding and interior building products, such as Reynobond aluminum composite material. Reynobond and other cladding products are manufactured in the U.S. Reynobond is sold throughout the world. A plant in France produces coil coated products that are primarily sold to the European construction and sign markets.

We also produce and sell polymer-coated magnet wire for electrical transformers and steel composite material for tractor-trailer panels. In addition, we sell various infrastructure technologies related to highway sound barriers and bridge decks.

RASCO provides supply chain management services to North American metal fabricating customers requiring high-quality aluminum, stainless steel and other specialty metal products. During 1997, RASCO's sales were 56% in aluminum products and 43% in stainless steel products. RASCO processes and distributes plate, sheet, extrusions, rod and bar products through 28 facilities across North America. RASCO provides metal processing services such as cutting to length, slitting, shearing, sawing and plasma burning. The customized metal processing services offered by RASCO allow it to provide just-in-time delivery to its customers. Its customers include fabricators and manufacturers in transportation, equipment, machinery and other markets.

Transportation
--------------

Reynolds' transportation business operates 11 plants worldwide supplying a wide range of fabricated aluminum parts to the transportation industry. See Table 4 below. Our principal products are wheels, heat exchangers and automotive structures. These products are marketed primarily in North America to the "Big Three" automobile manufacturers. They are also marketed in Europe and Venezuela.

We produce forged and cast aluminum wheels in a variety of sizes, styles and finishes. See "Recent Developments" for a discussion of our expansion of our wheel production capacity and use of new production technology.

Heat exchanger tubing products include extruded and drawn round tube, micro multivoid tube and oval tube made of aluminum and long-life alloys. These products are used in applications such as automotive air conditioning systems and radiators.

Automotive structures include bumpers, car and truck door frames, convertible roof brackets, sunroof frames, antilock brake system housings, engine cradles, steering shafts, steering column brackets and shock absorbers, among other items, for use in automobiles and truck and trailer systems.

                                  OTHER OPERATIONS

General
-------


Reynolds has certain operations that are not within a global business unit. These include our headquarters operations, as well as the following:

     Alloys Complex - Our Alloys complex in North Alabama consists of a rolling mill, two reclamation plants that provide input metal to the mill, and a coil coating facility. The principal product of the rolling mill is aluminum sheet used to produce beverage cans and ends, primarily for use by our can plants. In April 1997, we announced that we had signed a letter of intent to sell the rolling mill and certain related assets at the Alloys complex to Alcoa. In December 1997, the U.S. Department of Justice filed suit in federal court to block the proposed sale and, as a result of the suit, Alcoa withdrew from the transaction. We are currently evaluating a number of alternatives for the plant, including selling it. Any such sale may result in a loss. In December 1997, we temporarily shut down operations at Southern Reclamation, the smaller reclamation plant at the complex, and took other actions to reduce the number of employees at the complex from approximately 2,000 to 1,500. The shutdown and employee reductions were undertaken to align manpower resources with production requirements.

     Emerging Markets Group - In 1997, Reynolds established an Emerging Markets Group to identify and develop new business opportunities in strategic emerging world markets. The group oversees our interests in a foil and extrusion plant in China and a foil plant in Russia. It also provides technical services to rolling operations owned by third parties in Russia and India.

Assets Held for Sale
--------------------

The following operations are the subject of pending sales transactions and are not included within any of the Company's global business units. See "Recent Developments - Pending Portfolio Review Transactions" for a discussion of pending sales transactions.

     Can - In the U.S., we operate 14 can plants, two end plants and a can machinery plant that manufactures can-making equipment, and have the capacity to make approximately 18 billion cans per year. See Table 4 below for the locations of our wholly owned aluminum beverage can and end facilities. Since introducing the aluminum beverage can to Brazil in 1990, we have focused on developing new markets and expanding our can capacity throughout Latin America. Brazil, Argentina and Chile are among the soft drink industry's top growth markets. We have a 34.9% equity interest in Latas de Aluminio S.A., which operates four can plants and one reclamation plant in Brazil, one can plant in Argentina and one can plant in Chile. In addition, we have a 27.5% interest in United Arab Can Manufacturing Company Ltd., which operates a can plant in Saudi Arabia.

     Our customers include soft drink, beer, juice, tea and other specialty beverage companies that use aluminum cans and ends to meet consumer demand for beverage packaging in sizes ranging from 5.5 ounces to 32 ounces.

     We announced in December 1997 that we are actively discussing a potential agreement with Ball Corporation under which Ball would acquire substantially all of our global can operations.

     McCook Plant - Our sheet and plate plant located in McCook, Illinois produces aluminum sheet and plate products for the aircraft, aerospace and distribution markets and aluminum body sheet for the transportation market. We are negotiating to sell the McCook plant to Michigan Avenue Partners, Inc.

     European Rolling Operations - We operate three rolling mills in Europe located in Hamburg, Germany; Cisterna di Latina, Italy; and Irurzun, Spain. We announced in November 1997 that we had signed a memorandum of understanding to sell our European rolling operations to VAW aluminium AG.


                                COMPETITION

Reynolds' principal competitors in the manufacturing of primary aluminum products in North America and other global markets are 11 U.S. companies, a Canadian company and other foreign producers. In the sale of our products, we compete with (i) producers of primary aluminum and processors of reclaimed aluminum, (ii) fabricators of aluminum and other products, (iii) producers of plastic products, (iv) producers of packaging materials (aluminum and non-aluminum), and (v) metals service center companies engaged in the distribution of aluminum and other products. Reynolds' principal competitors in Europe are seven major multinational producers and a number of smaller European producers of aluminum semifabricated products. Aluminum and related products compete with various products, including those made of iron, steel, copper, zinc, tin, titanium, lead, glass, wood, plastic, magnesium and paper. Plastic products compete with products made of glass, aluminum, steel, paper, wood and ceramics, among others. Competition is based upon price, quality and service.


                            ENVIRONMENTAL COMPLIANCE

Reynolds has spent and will spend substantial capital and operating amounts relating to ongoing compliance with environmental laws. The area of environmental management, including environmental controls, continues to be in a state of scientific, technological and regulatory evolution. Consequently, it is not possible for us to predict accurately the total expenditures necessary to meet all future environmental requirements. We expect, however, to add or modify environmental control facilities at a number of our worldwide locations to meet existing and certain anticipated regulatory requirements, including regulations to be implemented under the Clean Air Act Amendments of 1990 (the "Clean Air Act").

Based on information currently available, we estimate that compliance with the Clean Air Act's hazardous air pollutant standards would require in excess of $250 million of capital expenditures (including a portion of the expenditures at the Massena plant referred to below), primarily at our U.S. primary aluminum production plants. The ultimate effect of the Clean Air Act on such plants and on our other operations (and the actual amount of any such capital expenditures) will depend on how the Clean Air Act is interpreted and implemented pursuant to regulations that are currently being developed and on such additional factors as the evolution of environmental control technologies and the economic viability of such operations at the time. Based on an August 1995 memorandum of understanding with the State of New York to resolve environmental issues at our Massena, New York primary aluminum production plant, we have undertaken a five-year capital spending program (planned for completion in 2001) of an estimated $200 million to modernize the Massena plant and significantly reduce air emissions from the plant. Pursuant to the memorandum of understanding, we are accelerating certain expenditures believed necessary to achieve compliance with the Clean Air Act's Maximum Achievable Control Technology standards.

Our capital expenditures for equipment designed for environmental control purposes were approximately $39 million in 1995, $24 million in 1996 and $43 million in 1997. The portion of such amounts expended in the United States was $18 million in 1995, $16 million in 1996 and $41 million in 1997. We estimate that annual capital expenditures for environmental control facilities will be approximately $95 million in 1998, $55 million in 1999 and $41 million in 2000. The majority of these estimated expenditures are associated with the capital spending program referred to above at the Massena plant. Future capital expenditures for environmental control facilities cannot be predicted with accuracy for the reasons cited above; however, it is reasonable to expect that environmental control standards will become increasingly stringent and that the expenditures necessary to comply with them could increase substantially.

Reynolds has been identified as a potentially responsible party ("PRP") and is involved in remedial investigations and remedial actions under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and similar state laws regarding the past disposal of wastes at approximately 41 sites in the United States. Such statutes may impose joint and several liability for the costs of such remedial investigations and actions on the entities that arranged for disposal of the wastes, the waste transporters that selected the disposal sites, and the owners and operators of such sites.

Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, we are investigating possible environmental contamination, which may also require remedial action, at certain of our present and former United States manufacturing facilities, including contamination by polychlorinated biphenyls ("PCBs") at our Massena, New York primary aluminum production plant which requires remediation. In 1994, the EPA added our Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites. We are cooperating with the EPA and, under a September 1995 consent order, are working with the EPA in investigating potential environmental contamination at the Troutdale site and to promote more efficient cleanup at the site. At most of the 41 sites referred to above where Reynolds has been identified as a PRP, we are one of many PRPs, and our share of the anticipated cleanup costs is expected to be small. With respect to certain other sites (not included in the foregoing number) where Reynolds has been identified as a PRP, we have either fully or substantially settled or resolved actions related to such sites at minimal cost or believe that we have no responsibility with regard to them. We have been notified that Reynolds may be a PRP at certain sites in addition to those already referred to in this paragraph.

Reynolds' policy is to accrue remediation costs when it is probable that remedial efforts will be required and the related costs can be reasonably estimated. On a quarterly basis, we evaluate the status of all sites, develop or revise estimates of costs to satisfy known remediation requirements and adjust our accruals accordingly. At December 31, 1997, the accrual for known remediation requirements was $171 million. This amount reflects management's best estimate of our ultimate liability for such costs. Potential insurance recoveries are uncertain and therefore have not been considered. As a result of factors such as the developing nature of administrative standards promulgated under Superfund and other environmental laws; the unavailability of information regarding the condition of potential sites; the lack of standards and information for use in the apportionment of remedial responsibilities; the numerous choices and costs associated with diverse technologies that may be used in remedial actions at such sites; the availability of insurance coverage; the ability to recover indemnification or contribution from third parties; and the time periods over which eventual remediation may occur, estimated costs for future environmental compliance and remediation are necessarily imprecise. It is not possible to predict the amount or timing of future costs of environmental remediation that may subsequently be determined. Based on information currently available, it is management's opinion that such future costs are not likely to have a material adverse effect on Reynolds' competitive or financial position or our ongoing results of operations. However, such costs could be material to future quarterly or annual results of operations.

See the discussion under "Environmental" in Item 7, and under Note 11 to the consolidated financial statements in Item 8, of this report regarding the Company's anticipated costs of environmental compliance.


                            RESEARCH AND DEVELOPMENT

Reynolds engages in a continuous program of basic and applied research and development. This program deals with new and improved materials, products, processes and related environmental compliance technologies. It includes development and expansion of products and markets that benefit from aluminum's light weight, strength, resistance to corrosion, ease of fabrication, high heat and electrical conductivity, recyclability and other properties. Materials and core competencies involving aluminum, ceramics, composites and various polymers and their processing, fabrication and applications are also included in the scope of our research and development activities. Our research and development program was restructured in 1997 to focus on supporting our global business units.

Expenditures for Reynolds-sponsored research and development activities were approximately $41 million in 1997, $49 million in 1996 and $43 million in 1995. Reynolds-sponsored research and development activities related to businesses that are sold as part of our portfolio review process will be discontinued as those businesses are sold. We expect that expenditures for Reynolds-sponsored research and development activities will decline in 1998.

We own numerous patents relating to our products and processes based predominantly on our in-house research and development activities. The patents owned by Reynolds, or under which we are licensed, generally concern particular products or manufacturing techniques. Our business is not, however, materially dependent on patents.

                              EMPLOYEES

At December 31, 1997, Reynolds had approximately 25,500 employees.

In 1996, we entered into new six-year labor contracts with the United Steelworkers of America and the Aluminum, Brick and Glass Workers International Union. The contracts involve approximately 4,600 employees. At the end of the fifth year, the economic provisions of the contracts will be reopened. If agreement cannot be reached, the economic provisions applicable to the sixth year will be submitted to arbitration.


Item 2.  PROPERTIES

Reynolds' products are produced at numerous domestic and foreign plants wholly or partly owned by Reynolds. The annual capacity of many of these plants depends upon the variety and type of products manufactured. For information on the location and general nature of certain of our principal domestic and foreign properties, see Item 1 of this report. Table 4 lists as of March 16, 1998 our wholly owned domestic and foreign operations and shows the domestic and foreign locations of operations in which we have interests. Facilities that are under construction or for other reasons have not begun production are not listed. The properties listed are held in fee except as otherwise indicated. Properties held other than in fee are not, individually or in the aggregate, material to our operations and the arrangements under which such properties are held are not expected to limit their use. We believe that our facilities are suitable and adequate for our operations. With the exception of the Longview, Massena, Troutdale and Ghana primary aluminum production plants and the Arkansas spent potliner treatment facility, as explained in Item 1, there is no significant surplus or idle capacity at our major manufacturing facilities.

                              TABLE 4
                      Wholly Owned Operations

                          Base Materials
     Alumina:                              Primary Aluminum:
     Corpus Christi, Texas                 Massena, New York
     Malakoff, Texas                       Troutdale, Oregon
                                           Longview, Washington
     Calcined Coke:                        Baie Comeau, Quebec
     Baton Rouge, Louisiana
     Lake Charles, Louisiana               Spent Potliner Treatment:
                                           Gum Springs, Arkansas
     Carbon Anodes:
     Lake Charles, Louisiana

     Electrical Redraw Rod:
     Becancour, Quebec

                      Packaging and Consumer
     Foil Feed Stock:                      Packaging Graphics and Image
     Hot Springs, Arkansas                 Carriers:
                                           Atlanta, Georgia<F1>
     Packaging and Consumer Products:      LaGrange, Georgia<F1>
     Beacon Falls, Connecticut             Clarksville, Indiana<F1>
     Louisville, Kentucky (2)              Louisville, Kentucky (2)
     Mt. Vernon, Kentucky                  Newport, Kentucky<F1>
     Sparks, Nevada<F1>                    West Monroe, Louisiana
     Boyertown, Pennsylvania               Battle Creek, Michigan<F1>
     Downingtown, Pennsylvania             St. Louis, Missouri
     Lewiston, Utah                        Fulton, New York
     Bellwood, Virginia                    Wilmington, North Carolina<F1>
     Grottoes, Virginia                    Exton, Pennsylvania<F1>
     Richmond, Virginia                    Dallas, Texas
     South Boston, Virginia                Richmond, Virginia (2)<F1>
     Appleton, Wisconsin (2)               Brockville, Ontario<F1>
     Little Chute, Wisconsin               Mississauga, Ontario (2)<F1>
     Weyauwega, Wisconsin                  London, United Kingdom<F1>
     Rexdale, Ontario<F1>

                   Construction and Distribution
     Construction:                         Distribution:
     Eastman, Georgia                      Service Centers (U.S.)(24)<F2>
     Ashland, Virginia                     Processing Centers (U.S.)(4)<F2>
     Merxheim, France
     Distribution Centers (Europe)(9)<F2>





                          Transportation
     Heat Exchangers:                      Wheels:
     Louisville, Kentucky                  Lebanon, Virginia
     Wexford, Ireland                      Beloit, Wisconsin
                                           Ferrara, Italy
     Structures:
     Auburn, Indiana
     Maracay, Venezuela
     Nachrodt, Germany<F3>
     Harderwijk, Netherlands<F3>

                               Other
     Aluminum Beverage Cans:<F4>           Can Machinery and Systems:
     San Francisco, California             Richmond, Virginia
     Torrance, California
     Tampa, Florida                        Mill Products
     Moultrie, Georgia                     Sheffield, Alabama
     Honolulu, Hawaii                      McCook, Illinois<F5>
     Monticello, Indiana                   Hamburg, Germany<F1><F6>
       (cans and ends)                     Cisterna di Latina, Italy<F6>
     Kansas City, Missouri
     Middletown, New York                  Reclamation:
     Reidsville, North Carolina            Sheffield, Alabama (2)<F7>
       (cans and ends)
     Salisbury, North Carolina
     Fort Worth, Texas                     Research and Development
     Seattle, Washington                   Sheffield, Alabama
     Milwaukee, Wisconsin                  Richmond, Virginia (3)<F4>
     Rocklin, California (ends)            Corpus Christi, Texas
     Bristol, Virginia (ends)
     Guayama, Puerto Rico





                         Other Operations
                  In Which Reynolds Has Interests
Argentina:                            Ghana:
Aluminum cans<F4>                     Primary aluminum<F1>

Australia:                            Guinea:
Bauxite, alumina                      Bauxite

Brazil:                               Guyana:
Aluminum cans and ends<F4>, bauxite   Bauxite


Canada:                               Italy:
Primary aluminum, electric power      Reclamation
generation, aluminum wheels, mill
products, coil coating                Nigeria:
                                      Primary aluminum
Chile:
Aluminum cans<F4>                     Russia:
                                      Foil
China:
Foil, extrusions                      Saudi Arabia:
                                      Aluminum cans
Colombia:
Mill products, extrusions, foil       Spain:
                                      Mill products<F6>,
Egypt:                                foil, packaging, printing cylinders,
Extrusions                            extrusions

                                      Venezuela:
Germany:                              Aluminum cans and ends<F4>,
Alumina, primary aluminum<F1>         primary aluminum, mill products,
                                      foil, aluminum wheels

_______________________
<F1>  Leased.  One of the two packaging graphics and image carrier opertions located in Richmond, Virginia is leased.
<F2>  European Distribution Centers - 5 leased.
      U.S. Service Centers - 16 leased.
      U.S. Processing Centers - 2 leased.
<F3>  These plants also produce extruded products for our construction and distribution business. The plant in Harderwijk, Netherlands also manufactures heat exchangers and other extruded products.
<F4>  In December 1997, we announced that we are actively discussing a potential agreement to sell substantially all of our global can business, including a research and development facility in Richmond, Virginia. See "Recent Developments - Pending Portfolio Review Transactions."
<F5>  We are negotiating to sell the McCook, Illinois sheet and plate plant.
      See "Recent Developments - Pending Portfolio Review Transactions."
<F6>  In November 1997, we announced that we had signed a memorandum of understanding to sell our European rolling operations. See "Recent Developments - Pending Portfolio Review Transactions."
<F7>  In 1997, we temporarily shut down Southern Reclamation, one of the reclamation facilities located at the Sheffield site.

The titles to our various properties were not examined specifically for this report.

Item 3.  LEGAL PROCEEDINGS

A private antitrust lawsuit styled Hammons v. Alcan Aluminum Corp. et al., was filed in the Superior Court of California for the County of Los Angeles on March 5, 1996 against the Registrant and other aluminum producers. The lawsuit alleged a conspiracy to reduce worldwide and U.S. aluminum production. Estimated damages of approximately $26 billion were sought in the lawsuit, which claimed class action status. Defendants removed the case to the U.S. District Court for the Central District of California (the "District Court"). The District Court granted summary judgment for defendants. On December 11, 1997, the U.S. Court of Appeals for the Ninth Circuit sustained the District Court's dismissal of the case. The plaintiff has filed a motion seeking review of the decision by all the judges of the Ninth Circuit.

Various other suits, claims and actions are pending against Reynolds. In the opinion of Reynolds' management, after consultation with legal counsel, disposition of these proceedings and that referred to in the preceding paragraph, either individually or in the aggregate, will not have a material adverse effect on our competitive or financial position or our ongoing results of operations. No assurance can be given, however, that the disposition of one or more of such suits, claims or actions in a particular reporting period will not be material in relation to the reported results for such period.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of 1997.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant are as follows:

Name                       Age<F1>  Positions Held During Past Five Years
----                       -------  -------------------------------------
Jeremiah J. Sheehan          59     Chairman of the Board and Chief
                                    Executive Officer since October 1996.
                                    President and Chief Operating Officer 1994-
                                    1996.  Executive Vice President,
                                    Fabricated Products 1993-1994.  Director
                                    since 1994.

Randolph N. Reynolds<F2>     56     Vice Chairman and Executive Officer
                                    since October 1996.  Vice Chairman 1994-
                                    1996.  Executive Vice President,
                                    International 1990-1994.  Director since
                                    1984.

Henry S. Savedge, Jr.        64     Executive Vice President and Chief
                                    Financial Officer since May 1992.
                                    Director since 1992.

Thomas P. Christino          58     Senior Vice President, Global
                                    Packaging and Consumer Products, since
                                    April 1997.  Vice President, Flexible
                                    Packaging Division 1993-1997.

Donald T. Cowles             50     Senior Vice President, Global
                                    Construction and Distribution, since April
                                    1997.  Vice President and Reynolds
                                    Aluminum Supply Company Division General
                                    Manager August 1995-1997.  Executive Vice
                                    President, Human Resources and External
                                    Affairs 1993-1995.

Eugene M. Desvernine         56     Senior Vice President, Global
                                    Transportation, since April 1997.  Vice
                                    President 1994-1997.  Vice President,
                                    Latin America of Reynolds International,
                                    Inc. 1982-1993.

D. Michael Jones             44     Senior Vice President and General
                                    Counsel since October 1996.  Vice
                                    President, General Counsel and Secretary
                                    1993-1996.

William E. Leahey, Jr.       48     Senior Vice President, Global Can,
                                    since April 1997.  Vice President, Can
                                    Division 1993-1997.

Paul Ratki                   58     Senior Vice President, Global Metals
                                    and Carbon Products, since April 1997.
                                    Vice President, Metals Division 1994-1997.
                                    Reduction and Reclamation Division General
                                    Manager 1993-1994.

C. Stephen Thomas            58     Senior Vice President, Global
                                    Technology and Operational Services, since
                                    May 1997.  Vice President, Mill Products
                                    Division 1992-1997.

Allen M. Earehart            55     Vice President, Controller, since
                                    April 1994.  Controller 1993-1994.

Douglas M. Jerrold           47     Vice President, Tax Affairs, since
                                    April 1990.

John B. Kelzer               61     Vice President since April 1993.
                                    Extrusion Division General Manager 1990-
                                    1993.

John M. Lowrie               57     Vice President, Consumer Products,
                                    since October 1988.

Lou Anne J. Nabhan           43     Vice President, Corporate
                                    Communications, since January 1998.
                                    Director, Corporate Communications 1993-
                                    1998.

F. Robert Newman             54     Vice President, Human Resources,
                                    since October 1995.  Corporate Director,
                                    Human Resources 1993-1995.

John M. Noonan               64     Vice President, Properties Division,
                                    since January 1984.

Edmund H. Polonitza          54     Vice President, Development and
                                    Strategic Planning, since January 1998.
                                    Corporate Director, Development and
                                    Strategic Planning 1987-1998.

William G. Reynolds, Jr.<F2> 58     Vice President, Government
                                    Relations and Public Affairs, since
                                    October 1980.

John F. Rudin                52     Vice President, Chief Information
                                    Officer, since August 1995.  Vice
                                    President since April 1995.  Reynolds
                                    Aluminum Supply Company Division General
                                    Manager 1989-1995.

Julian H. Taylor             54     Vice President, Treasurer, since
                                    April 1988.

Donna C. Dabney              50     Secretary and Assistant General
                                    Counsel since October 1996.  Associate
                                    General Counsel 1993-1996.

_______________
<F1>  As of February 15, 1998
<F2>  Randolph N. Reynolds and William G. Reynolds, Jr. are brothers.


                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's Common Stock is listed on the New York Stock Exchange. At March 16, 1998, there were 8,492 holders of record of the Registrant's Common Stock.

The high and low sales prices for shares of the Registrant's Common Stock as reported on the New York Stock Exchange Composite Transactions Tape and the dividends declared per share during the periods indicated are set forth below:

                               High         Low     Dividends
                               ----         ---     ---------
     1997
     First Quarter          $ 65-7/8     $ 56-3/4     $.35
     Second Quarter           73-7/8       61-3/8      .35
     Third Quarter            79-3/4       67-1/16     .35
     Fourth Quarter           72-7/16      56-3/16     .35

     1996

     First Quarter          $ 61-3/8     $ 49         $.35
     Second Quarter           61-5/8       51-3/4      .35
     Third Quarter            55-1/2       48-3/4      .35
     Fourth Quarter           60-1/2       50-3/8      .35


On February 20, 1998, the Board of Directors declared a dividend of $.35 per share of Common Stock, payable April 1, 1998 to stockholders of record on March 3, 1998.

Sale of Unregistered Securities
-------------------------------

Effective January 1, 1997, the Registrant terminated its retirement and death benefit plans for its then current outside Directors and adopted a Stock Plan for Outside Directors (the "Stock Plan").

Under the Stock Plan, outside Directors serving on or after January 1, 1997 will receive an annual grant of 225 shares of phantom stock of the Registrant, plus dividend equivalents based on the dividends that would have been paid on the phantom stock if the outside Director had actually owned shares of the Registrant's Common Stock. The annual grant will be made in quarterly installments at the end of each calendar quarter. In addition, the accounts of outside Directors who (i) were covered by the terminated retirement and death benefit plans described above and (ii) were actively serving as Directors of the Registrant on January 1, 1997, were credited as of that date with shares of phantom stock equivalent in value to their benefits earned under the terminated plans through December 31, 1996. Payments under the Stock Plan will be made upon the outside Director's retirement, resignation or death in shares of Common Stock of the Registrant, with fractional shares paid in cash.

Under the Stock Plan, 69 phantom shares, in the aggregate, were granted to the Registrant's nine outside Directors on October 1, 1997, based on an average price of $71.375 per share. These phantom shares represent dividend equivalents paid on phantom shares previously granted under the Stock Plan. 506 phantom shares, in the aggregate, were granted to the nine outside Directors on December 31, 1997, based on an average price of $59.8125 per share. These phantom shares represent a quarterly installment of each outside Director's annual grant under the Stock Plan. During 1997, 15,045 phantom shares, in the aggregate, were granted under the Stock Plan.

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

Item 6.  SELECTED FINANCIAL DATA
------------------------------------------------------------------------------

Consolidated Income Statement (millions, except per share amounts)
------------------------------------------------------------------

                                              1997      1996      1995     1994     1993
                                           -----------------------------------------------
Net sales                                   $6,881    $6,972    $7,213   $5,879   $5,269
Equity, interest and other income               19        44        39       46       25
Gains on sales of assets                         -         -         -       88        -
                                           -----------------------------------------------
                                             6,900     7,016     7,252    6,013    5,294
                                           -----------------------------------------------

Cost of products sold                        5,658     5,856     5,739    4,950    4,604
Selling, administrative and
 general expenses                              406       445       449      376      358
Depreciation and amortization                  368       365       344      341      340
Interest                                       153       160       172      156      159
Operational restructuring effects - net         75        37         -        -      348
                                           -----------------------------------------------
                                             6,660     6,863     6,704    5,823    5,809
                                           -----------------------------------------------

Income (loss) before income taxes
 and cumulative effects of
 accounting changes                            240       153       548      190     (515)
Taxes on income (credit)                       104        49       159       68     (193)
                                           -----------------------------------------------

Income (loss) before cumulative
 effects of accounting changes                 136       104       389      122     (322)
Cumulative effects of accounting
 changes<F1>                                     -       (15)        -        -        -
                                           -----------------------------------------------
Net income (loss)                            $ 136     $  89     $ 389    $ 122    ($322)
                                           ===============================================


Earnings per share
 Basic
  Income (loss) before cumulative effects
   of accounting changes                     $1.86     $1.06     $5.60    $1.42   $(5.38)
  Cumulative effects of accounting changes       -     (0.24)        -        -        -
                                           -----------------------------------------------
  Net income (loss)                          $1.86     $0.82     $5.60    $1.42   $(5.38)
                                           ===============================================

 Diluted
  Income (loss) before cumulative effects
   of accounting changes                     $1.84     $1.06     $5.25    $1.41   $(5.38)
  Cumulative effects of accounting changes       -     (0.24)        -        -        -
                                           -----------------------------------------------
  Net income (loss)                          $1.84     $0.82     $5.25    $1.41   $(5.38)
                                           ===============================================
  Cash dividends declared
   per common share                          $1.40     $1.40     $1.20    $1.00    $1.20
                                           ===============================================
Other items:
------------
 Total assets                               $7,226    $7,516    $7,740   $7,461   $6,709
                                           ===============================================
 Long-term debt                             $1,501    $1,793    $1,853   $1,848   $1,990
                                           ===============================================

<F1>  See Item 8. Financial Statements and Supplementary Data - Note 1 for a
discussion of the 1996 change in accounting principle.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following information should be read in conjunction with the consolidated financial statements, related notes and other sections of this report. In the tables, dollars are in millions, except per share and per pound amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.

Management's Discussion and Analysis contains forecasts, projections, estimates and statements of management's plans and objectives for the Company and other forward-looking statements. Please refer to the "Risk Factors" section beginning on page 37, where we have summarized factors that could cause actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

RESULTS OF OPERATIONS
---------------------
The most significant contributor to profit improvement in 1997 was $150 million in savings from our performance improvement program, primarily conversion costs and selling, administrative and general expenses. Improved prices for primary aluminum and increased sales volumes in our ongoing operations added to the profit improvement in 1997. These benefits were partially offset by weaker fabricated aluminum product pricing. In addition, the Company restructured operations and completed several asset sales in 1997 as described under "Portfolio Review."

                                                            1997       1996       1995
                                                         --------------------------------
Net income                                                 $ 136      $  89      $ 389
Special items included in net income:
 Operational restructuring effects -- net (see Note 2)       (78)       (23)         -
 Cumulative effect of accounting change (see Note 1)           -        (15)         -

Earnings per share -- basic                                $1.86      $0.82      $5.60
Special items included in earnings per share:
 Operational restructuring effects -- net                  (1.05)     (0.36)         -
 Cumulative effect of accounting change                        -      (0.24)         -

Average realized prices per pound:
 Fabricated aluminum products                              $1.76      $1.79      $1.84
 Primary aluminum                                            .81        .74        .90


GLOBAL BUSINESS UNITS -- 1997 Compared to 1996
The Company reorganized into four market-based, global business units (GBUs) in 1997. The four global business units and their principal products are as follows:

* Base Materials - alumina, carbon products, primary aluminum ingot and billet, and electrical rod
* Packaging and Consumer - aluminum and plastic packaging and consumer products
* Construction and Distribution - architectural construction products and the distribution of a wide variety of aluminum and stainless steel products
*  Transportation - aluminum wheels, heat exchangers and automotive structures

---------------------
GLOBAL BUSINESS UNITS -- 1997 Compared to 1996 -- continued

Base Materials
                                   1997             1996
                              ---------------------------------
Aluminum shipments:
 Customer                            513              458
 Internal                            684              577
                              ---------------------------------
 Total                             1,197            1,035
                              =================================
Net sales:
 Customer -- aluminum             $  923           $  763
          -- nonaluminum             405              373
 Internal -- aluminum              1,187              944
                              ---------------------------------
 Total                            $2,515           $2,080
                              =================================
Operating income                  $  312           $  242
                              =================================

The Base Materials global business unit consists principally of the following:

* Alumina -- One plant in the U.S. and partial interests in plants in Australia (56% owned) and Germany (50% owned). Our rated annual production capacity including our share of partial interests is 2,944,000 metric tons. Depending on operating rates of primary aluminum and alumina facilities, approximately 75% of alumina production is consumed internally.
* Carbon products -- Two U.S. plants that produce calcined petroleum coke and carbon anodes principally for use in primary aluminum facilities.
* Primary aluminum -- Three plants in the U.S., one in Canada and partial interests in plants in Canada (50% owned), Germany (33-1/3% owned) and Ghana (10% owned). Our rated annual production capacity including our share of partial interests is 1,094,000 metric tons.

*  Electrical rod -- One plant in Canada.


The increase in net sales in 1997 was due to higher prices for primary aluminum and alumina because of improved worldwide supply/demand conditions. Average realized prices for the Company's primary aluminum products increased 9% over 1996. The increase in nonaluminum sales resulted from higher alumina selling prices and increased production at our U.S. alumina plant.

In addition to higher prices, 1997 operating income improved due to increased operating efficiencies in our alumina and primary aluminum facilities and the increase in capacity utilization from restarting idle production capacity at our U.S. alumina plant. Somewhat offsetting these improvements were non-recurring maintenance costs in our alumina operations and higher costs for raw materials in carbon products operations.

Results in both years were negatively affected by temporarily curtailed capacity (209,000 metric tons) at our U.S. primary aluminum plants. In late 1997 and early 1998, we began preparations to restart idle capacity at plants in Troutdale, Oregon (27,000 metric tons) and Longview, Washington (47,000 metric tons). We are taking these actions anticipating an increase in aluminum consumption during 1998 coupled with our view of a favorable worldwide supply/demand balance.

---------------------
GLOBAL BUSINESS UNITS -- 1997 Compared to 1996 -- continued

Packaging and Consumer
                                         1997              1996
                                     ------------------------------
Customer aluminum shipments                142               136

Net sales:
 Customer -- aluminum                   $  797            $  768
          -- nonaluminum                   602               585
                                     ------------------------------
 Total                                  $1,399            $1,353
                                     ==============================
Operating income                        $  141            $  149
                                     ==============================

The Packaging and Consumer global business unit consists principally of 16 packaging and consumer products plants in the U.S., one each in Canada and Spain, and 19 graphics facilities located in the U.S., Canada and the United Kingdom that produce printing cylinders and plates.

Shipments increased over 4% in 1997. Volumes increased for most products. Growth was particularly strong for tobacco, pharmaceutical and lidstock packaging products and consumer foil products.


Higher net sales in 1997 resulted from the increase in shipping volume of aluminum products and nonaluminum products. Nonaluminum shipments were especially strong for plastic wraps and bags because of increased demand.

Operating income declined in 1997 due to higher costs for aluminum and other raw materials. These costs were mostly offset by higher shipping volume, improved capacity utilization, lower advertising costs, cost reduction programs and some price increases.

Construction and Distribution
                                       1997                1996
                                   --------------------------------
Customer aluminum shipments             166                 151

Net sales:
 Customer -- aluminum                  $614                $600
          -- nonaluminum                328                 332
                                   --------------------------------
 Total                                 $942                $932
                                   ================================
Operating income                       $ 41                $ 45
                                   ================================

The Construction and Distribution global business unit consists principally of 39 distribution centers in the U.S. and Europe and three manufacturing plants, two in the U.S. and one in France.

The increase in aluminum shipments in 1997 resulted from strong demand for distribution and construction products. Record shipments were realized for aluminum sheet and extrusions. Composite sheet shipments for architectural applications were strong in several global markets.

Higher aluminum net sales for 1997 reflect the increased shipments. Average realized prices for aluminum products were lower due to product mix.

---------------------
GLOBAL BUSINESS UNITS -- 1997 Compared to 1996 -- continued
Construction and Distribution -- continued
The decline in nonaluminum sales resulted from lower prices for stainless steel distribution products. These lower prices were due to higher imports, new mill capacity in the industry and an oversupply of flat rolled stainless steel. Shipments of stainless steel products were very strong with record levels set for plate, sheet and pipe/tube.

Operating income in 1997 declined in part because of higher aluminum raw material costs. In addition, higher marketing costs were incurred due to expansions into new European construction markets.


Transportation
                                       1997                1996
                                 -------------------------------------
Customer aluminum shipments              66                  58

Customer net sales                     $353                $326
Operating income                         10                  17
                                 =====================================

The Transportation global business unit consists principally of the following:

* Aluminum wheel plants -- Three wholly owned, including two in the U.S. (one of these will be expanded in 1998, see "Investing Activities" on page 33) and one in Italy, and partial interests in plants in Canada (75% owned) and Venezuela (41% owned).
* Automotive extrusion plants -- Two in the U.S. and one each in The Netherlands, Germany, Ireland and Venezuela.

Shipping volume for our transportation products was up in 1997, as automakers continued to increase their use of aluminum in cars and light trucks.
Shipments of aluminum wheels were especially strong in 1997 as we were able to increase market share with new business at cast wheel facilities and because of the start-up of our new forged wheel plant in Virginia. Shipments of automotive extrusions were also higher due to growth in European business.

Higher net sales in 1997 reflect the increased shipping volume. Prices were lower in 1997 primarily because of competition for new business.

---------------------
GLOBAL BUSINESS UNITS -- 1997 Compared to 1996 -- continued
Transportation -- continued
Operating income was lower in 1997 because of:

*  lower average realized prices
* non-recurring start-up costs relating to the new Virginia wheel plant and a major automotive extrusion program
*  higher metal costs
* higher selling, administrative and general expenses because of the growth in operations

The decline in operating income was partially offset by:

*  higher shipping volumes
*  higher capacity utilization
*  improved efficiency and productivity, especially for labor utilization

Restructuring

This category consists of those operations that are not part of the Company's long-term business focus. It includes assets sold in 1997 and in early 1998 and assets expected to be sold in 1998. For information concerning the Company's restructuring activities, see "Portfolio Review" on page 35 and Note 2 to the consolidated financial statements.

The decline in shipments and net sales in 1997 was due principally to the sale of operations during 1997.

Operating income improved in 1997 because of higher shipping volume and capacity utilization in can operations.

Other
This category consists of corporate headquarters, operations in emerging markets and other operations of the Company.

Net sales and operating income improved in 1997 because of higher aluminum prices. Operating income also improved because of lower corporate selling, administrative and general expenses and higher capacity utilization.

Included in operating income for the "Restructuring" and "Other" categories, respectively, are the equity earnings from the Company's interests in Latin American can operations and a Chinese foil and extrusion operation. In 1997, equity earnings from these operations declined due to increased competition for can operations in Latin America and losses from the start-up of operations in China. These were the principal reasons for the decline in the equity, interest and other income category of revenue for the Company.

For additional information concerning the global business units, see Note 10 to the consolidated financial statements.

---------------------
1996 COMPARED to 1995
Aluminum Shipments
Shipments were lower in 1996 (1,653,000 metric tons compared to 1,665,000 in 1995) because of the following:

* Lower demand because of weakness in U.S., European and other economies and the reduction of excess inventories by end users.
* Can shipments were lower because of reduced beer volumes and lower export sales to Latin America as our partially owned can operations there increased capacity.
* Sheet and plate shipments decreased in 1996 due mainly to lower demand for can sheet.
* Severe winter weather conditions in early 1996 adversely affected our distribution and construction products operations. Lower activity in the transportation market, especially for trucks and trailers, also negatively affected our distribution operations.

The impact of these lower shipments was somewhat offset by:

* higher shipments of aluminum wheels due to strong demand and the additional capacity at our new plant in Wisconsin
* higher shipments of aluminum packaging because of the acquisition of a laminated aluminum products plant in mid-1995

Net Sales
The Company had lower net sales in 1996 ($7.0 billion compared to $7.2 billion in 1995) because of the lower shipping volumes and lower prices for aluminum products. This decline was partially offset by higher nonaluminum sales.

Average realized prices per pound in 1996 and 1995 were as follows:

                                       1996          1995
                                       ----          ----
Fabricated aluminum products          $1.79         $1.84
Primary aluminum                        .74           .90

Prices were lower in 1996 because of the following factors:

*  lower demand for aluminum
*  increased worldwide production of aluminum
*  higher aluminum exports from Russia

We realized higher nonaluminum sales for a broad range of products including alumina, carbon products, plastic packaging, printing cylinders, construction products and can machinery.

---------------------
1996 COMPARED to 1995 -- continued
Operating Income
Operating income was lower in 1996 because of the following:

*  lower aluminum prices
*  weaker shipping volumes
*  lower capacity utilization in fabricating operations
*  higher labor costs due to new union contracts

The decline in operating income in 1996 was partially offset by:

*  favorable effects of LIFO liquidations ($30 million)
* benefits from a reduction in primary aluminum purchases (due to our 1995 purchase of an additional interest in a Canadian primary aluminum plant)


GEOGRAPHIC AREA ANALYSIS
The Company has worldwide operations in the U.S., Canada and other foreign areas including Europe and Australia. Certain of these consist of equity interests in entities, the net sales of which are not included in our consolidated net sales. In Australia, we participate in an unincorporated joint venture that mines bauxite and produces alumina.

Net sales in Canada improved in 1997 due to higher average realized primary aluminum prices. Other foreign net sales increased due to strong demand for the Company's construction and transportation products. Net sales were negatively impacted in all geographic areas as a result of the Company's restructuring activities in 1997.

INTEREST EXPENSE
Interest expense decreased in 1997 because we reduced the amount of debt outstanding. Interest expense declined in 1996 because of lower interest rates and higher amounts of capitalized interest. These benefits in 1996 were partially offset by an increase in the amount of debt outstanding.


TAXES ON INCOME
The Company pays U.S. federal, state and foreign taxes based on the laws of the various jurisdictions in which it operates. The effective tax rates (see reconciliation in Note 9) reflected in the income statement differ from the U.S. federal statutory rate principally because of the following:

*  foreign taxes at different rates
*  the effects of percentage depletion allowances
* additionally in 1997, the adverse effect of permanent basis differences on asset dispositions
*  additionally in 1995, the effect of a non-recurring foreign tax benefit

We have worldwide operations in many tax jurisdictions that generate deferred tax assets and/or liabilities. Deferred tax assets and liabilities have been netted by jurisdiction. This results in both a deferred tax asset and a deferred tax liability on the balance sheet.

---------------------
TAXES ON INCOME -- continued
At December 31, 1997, we had $897 million of deferred tax assets that relate primarily to U.S. tax positions. The most significant portions of these assets relate to tax carryforward benefits and accrued costs for employee health care, environmental and restructuring costs. We expect to realize a major portion of these assets in the future through the reversal of temporary differences, principally depreciation. To the extent that these assets are not covered by reversals of depreciation, we expect the remainder to be realized through U.S. income earned in future periods.

The Company has a strong history of sustainable earnings. However, even without considering projections of income, certain tax planning strategies (such as changing the method of valuing inventories from LIFO to FIFO and/or entering into sale-leaseback transactions) would generate sufficient taxable income to realize the portion of the deferred tax asset related to U.S. operations. In addition, the majority of our U.S. tax carryforward benefits may be carried forward indefinitely.

Based on our evaluation of these matters, we expect to realize these deferred tax assets. We are not aware of any events or uncertainties that could significantly affect our conclusions regarding realization. We reassess the realization of deferred tax assets quarterly and, if necessary, adjust the valuation allowance accordingly.


ENVIRONMENTAL
The Company is involved in remedial investigations and actions at various locations, including Environmental Protection Agency-designated Superfund sites where we and, in most cases, others have been designated as potentially responsible parties (PRPs). We accrue remediation costs when it becomes probable that such efforts will be required and the costs can be reasonably estimated. We evaluate the status of all significant existing or potential environmental issues quarterly, develop or revise cost estimates to satisfy known remediation requirements, and adjust the accrual accordingly. At December 31, 1997, the accrual was $171 million ($197 million at December 31,
1996). The accrual reflects our best estimate of the ultimate liability for known remediation costs.

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

Annual capital expenditures for equipment designed for environmental control purposes averaged approximately $35 million over the past three years. Ongoing environmental operating costs for the same period averaged approximately $82 million per year. The Company expects operating expenditures for 1998 through 2000 will remain at approximately these same levels. We estimate annual capital expenditures for environmental control facilities will be approximately $95 million in 1998, $55 million in 1999 and $41 million in 2000. The majority of these expenditures are for the capital spending program referred to below at our primary aluminum plant in New York.

Our spending on environmental compliance will be influenced by future environmental regulations, including those issued and to be issued under the Clean Air Act Amendments of 1990. We are spending an estimated $200 million at our primary aluminum plant in New York for new air emissions controls and a phased modernization of the plant's production lines. We expect to complete this project in the year 2000. We are accelerating certain expenditures believed necessary to achieve compliance with the Clean Air Act's proposed Maximum Achievable Control Technology standards. Based on current information, we estimate that compliance with the Clean Air Act's hazardous air pollutant standards will require in excess of $250 million of capital expenditures (including a portion of the expenditures at the New York plant referred to above), principally at our U.S. primary aluminum plants.

For additional information concerning environmental expenditures, see Note 11.


IMPACT OF YEAR 2000
Many of the Company's computer programs rely on two digits rather than four to define the applicable year. As a result, those computer programs recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to manufacture products, process transactions, send invoices or engage in normal business activities.

The Company has completed an assessment of its current software programs. As a result of this review, the Company has begun modifying or replacing portions of its program codes so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company expects to incur expenses of approximately $11 million in 1998 for the modifications. In addition, the Company is evaluating the extent to which the Company's interface systems may be vulnerable to customers and suppliers who have failed to remediate their own year 2000 issues. There can be no guarantee that the systems of other companies with which the Company's systems interface will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the year 2000 issue for the products it has sold.

We expect the project to be completed not later than December 31, 1998, which is prior to any anticipated impact on our automated systems. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems.

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates. These were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, we cannot guarantee these estimates are accurate and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
                                                     December 31
                                               -----------------------
                                                   1997       1996
                                                   ----       ----
Working capital                                    $711       $540
Ratio of current assets to current liabilities    1.6/1      1.4/1

The increase in working capital in 1997 resulted principally from reductions in short-term borrowings.

The increases in prepaid expenses and other current liabilities in 1997 were for income taxes.

OPERATING ACTIVITIES
                                              1997     1996     1995
                                              ----     ----     ----
Cash provided from operations                 $363     $520     $489


Cash provided from operating activities for the past three years was used primarily to fund investing activities. The decline in cash from operations in 1997 resulted principally from increases in receivables and inventories of ongoing operations. The increase in receivables reflects higher sales activity. Inventories of ongoing operations increased in anticipation of continuing strong shipping volumes.


INVESTING ACTIVITIES
The following table shows actual and projected capital expenditures in the following categories: operational (replacement equipment, environmental control projects, etc.) and strategic (performance improvement, acquisitions and investments).

                                Projected
                                   1998     1997     1996     1995
                                   ----     ----     ----     ----
Operational                        $138     $152     $195     $219
Strategic                           212      120      237      626
                               ---------------------------------------
Total capital investments          $350     $272     $432     $845
                               =======================================

Strategic projects that have been completed or that are underway include:

Base Materials
* the acquisition of an additional interest (25%) in a Canadian primary aluminum facility in 1995 (our total interest is now 50%)
*  the expansion of the Worsley Alumina Refinery in Australia

In 1997, we began the expansion of the joint-venture Worsley Alumina Refinery in Australia in which we hold a 56% interest. The expansion will increase the annual capacity of the facility by 65% to 3.1 million metric tons.
Construction began in the fourth quarter of 1997, and completion is expected in the year 2000. We expect to fund our share of the project costs (approximately $350 million) with cash generated from operations.

-------------------------------
INVESTING ACTIVITIES -- continued
Packaging and Consumer
* the acquisitions in 1995 of a printing cylinder engraving business, a foil laminating plant and a flexible packaging operation
*  the expansion of a U.S. plastic film plant (completed in 1997)
*  the modernization of U.S. foil plants (to be completed in 1999)

Transportation
* the modification and equipping of a purchased facility in Wisconsin to produce aluminum wheels (completed in 1996)
*  the construction of a forged wheel plant in Virginia (completed in 1997)
* the expansion and modification of a plant in Indiana that produces bumpers and other automotive components (to be completed in 1998)

Due to continuing strength in demand for aluminum wheels, we plan to expand the new forged wheel plant in Virginia. The expansion will begin in 1998 and cost approximately $26 million.

Other Investing Activities
In addition to these major projects, capacity expansions, equipment upgrades and/or improvement programs have been completed or are currently underway at a number of other facilities. Those completed include:

* the acquisition in 1996 of a partial interest in a foil and extrusion plant in China
* the expansions and modernizations of U.S. can plants and the participation in the construction of can plants in Brazil, Argentina, Chile and Saudi Arabia (all completed in 1997 or before)
* a quality improvement program and equipment upgrades at a can sheet operation in Alabama (completed in 1997)


FINANCING ACTIVITIES
We believe our available financial resources, together with internally generated funds, are sufficient to meet our present and future business needs. We continue to exceed the financial ratio requirements contained in our financing arrangements and expect to do so in the future. At December 31, 1997, $113 million of our $1.65 billion shelf registration remained available for the issuance of debt securities. We also have committed revolving credit facilities of $650 million, which were undrawn at December 31, 1997. A summary of significant financing activities over the past three years follows:

1995:
* borrowed $22 million through the issuance of tax-exempt bonds that require a single repayment in 2025 and bear interest at a variable rate
* issued $72 million of medium-term notes (which matured in 1996 and 1997) that had an average interest rate of 6%
* contributed 0.9 million shares (valued at $45 million) of the Company's common stock to pension plans

-------------------------------
FINANCING ACTIVITIES -- continued
1995 -- continued:
We used proceeds from the tax-exempt bonds to finance a portion of the costs of acquiring, constructing and installing environmental control facilities at our primary aluminum plant in New York. Proceeds from the medium-term notes were supplemented with cash on hand and cash generated from operations to acquire an additional interest in a Canadian primary aluminum plant for approximately $390 million, plus associated working capital.

1996:
* called for redemption all outstanding shares of PRIDES(SM) (see Note 7), which reduced annual dividend requirements by approximately $24 million
*  substantially met our goal to fully fund our pension plans
* amended a $500 million revolving credit facility to extend the term and lower the cost

1997:
* reduced debt by approximately $400 million with the proceeds from sales of assets

PORTFOLIO REVIEW
----------------
We have reviewed all of our operations with the goals of improving focus and profitability, strengthening our financial position, and thereby increasing shareholder value. The results of this review are expected to improve earnings in the years ahead during all parts of the business cycle. Major elements of the review are as follows:

RESTRUCTURE
The Company will retain its base materials business because of our competitive cost structure. We plan to keep and grow our packaging and consumer, construction and distribution and transportation products businesses. We have determined that certain operations do not meet our strategic focus or would not earn an adequate return through the aluminum business cycle and therefore have taken the following actions:

*  We have exited North American residential construction products operations.

* We have completed the sale of two U.S. extrusion plants and our U.S. powder and paste plant. In early 1998, we sold our two extrusion plants in Canada and our U.S. aluminum recycling operations. We also are evaluating alternatives for our extrusion operations in Spain.

* With respect to our rolling operations, we have signed a memorandum of understanding to sell our European rolling operations, and we are negotiating to sell our Illinois sheet and plate plant.

* We formed a 50-50 joint venture to operate and expand our rolling mill in Quebec, Canada and to operate our coil coating facility in Ontario, Canada. The rolling mill is a supplier of finstock to the automotive market and foil to the packaging market.

* We have sold an aluminum reclamation plant in Virginia and our coal properties in Kentucky.

* We are actively discussing the possible sale of substantially all of our global can operations.

----------------
STRENGTHEN BALANCE SHEET
In addition to improving our future earnings potential, our actions have enabled us to strengthen our balance sheet. We used most of the proceeds from asset sales in 1997 to repay approximately $400 million of debt. Annualized interest cost attributed to the debt repaid is approximately $25 million. Our debt-to-equity ratio has improved to 38/62 at the end of 1997 compared to 44/56 at the end of 1996.

We expect to use proceeds from planned asset sales in 1998 to repurchase shares of common stock and to repay debt. Initially, the Company has authorization to repurchase up to five million shares of common stock. There may be further share repurchases depending on the successful conclusion of asset sales and our plan to further reduce debt by approximately $500 million. We estimate annual interest cost attributed to expected 1998 debt repayments at $45 million.

In early 1998, the Company repurchased one million shares of common stock at market prices. The cost of the repurchase was $63 million.

REORGANIZE
We have reorganized the Company to streamline our business to focus on global markets that hold the most promising opportunities for profitable growth. The
result of these changes was the formation of the   following market-based,
global businesses:

*  Base Materials
*  Packaging and Consumer
*  Construction and Distribution
*  Transportation

In addition, we also have an operation that will focus on emerging markets such as China, Russia and India.

Our reorganization has resulted in personnel reductions in various operational and staff functions at our corporate headquarters. We have eliminated approximately 600 positions. As a result, we expect to reduce corporate overhead costs by approximately $40 million annually.

GROW
We are conducting a strategic planning process designed to establish future growth programs. To date, we have identified the following investment opportunities:

* the significant expansion program that began in the fourth quarter of 1997 at our joint-venture alumina refinery in Australia
*  additional investment in our wheel operations
*  several projects in our packaging operations

While we have no current plans to invest in any major expansions of our smelting operations, we expect that there will be opportunities for high-return cost-reduction projects.

In addition to these internal opportunities, we will be looking for high-return acquisitions in several of our operations. One focus will be to participate in the ongoing consolidation of the metals distribution industry. Additionally, we will look for opportunities to grow our packaging operations through U.S. and foreign acquisitions.

CONCLUSION AND OUTLOOK
It will take part of 1998 to complete the divestitures involved in our restructuring. The sale of our Alabama can stock complex was not approved by the U.S. government. We are currently evaluating a number of alternatives for the plant, including selling it. Any such sale may result in a loss. After our restructuring is complete, we should be positioned to deliver higher earnings throughout the cycle and thereby significantly enhance shareholder value.

We anticipate a healthy aluminum market in 1998 and project Western World consumption will grow 2.5-3.5%. We also expect the alumina market to remain tight in 1998. Our results should benefit from the restart of a portion of our primary aluminum capacity in 1998 and the restart of our idle alumina capacity in late 1997.

Our packaging and consumer business continues strong, and our expectations for 1998 are positive. The outlook for our construction and distribution business is excellent based on expected strength for construction products in Europe, Latin America and China (with continued softness in other areas of the Pacific
Rim) and the positive outlook of our domestic distribution customers. In our transportation business, overall volume is good and increasing, as automakers continue to increase their use of aluminum in cars and light trucks.


RISK FACTORS
------------
This section should be read in conjunction with Items 1 and 3 of this report and the preceding portions of this Item.

This report contains (and oral communications made by or on behalf of the Company may contain) forecasts, projections, estimates, statements of management's plans and objectives for the Company and other forward-looking statements<F1>. The Company's expectations for the future and related forward-looking statements are based on a number of assumptions and forecasts as to world economic growth and other economic indicators (including rates of inflation, industrial production, housing starts and light vehicle sales), trends in the Company's key markets, global aluminum supply and demand conditions, and aluminum ingot prices, among other items. By their nature, forward-looking statements involve risk and uncertainty, and various factors could cause the Company's actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

Consensus expectations for 1998 indicate global economic growth of 2.5-3%. The Company is forecasting an increase in Western World aluminum consumption for 1998 of approximately 2.5-3.5%. Barring a recession in any major world economy, the Company expects favorable conditions in aluminum industry supply/demand fundamentals to continue for the next several years. The Company's outlook for 1998 and beyond could be jeopardized by repercussions stemming from recent economic problems in Southeast Asia. The Company's outlook for growth in aluminum consumption for the next several years is between 2.5-4% per year. The Company expects greater use of aluminum around the world in cars and light trucks.

Economic and/or market conditions other than those forecasted by the Company in the preceding paragraph, particularly in the U.S., Asia and Western Europe, could cause the Company's actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.


[FN]
________________________
<F1>Forward-looking statements can be identified generally as those containing words such as "should," "hope," "forecast," "project," "estimate," "expect," "anticipate," or "plan" and words of similar effect.

------------
The following factors also could affect the Company's results:

* Primary aluminum is an internationally traded commodity. The price of primary aluminum is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. The Company's use of contractual arrangements, including fixed-price sales contracts, fixed-price supply contracts, and forward, futures and option contracts, reduces its exposure to this volatility but does not eliminate it.

* The markets for most aluminum products are highly competitive. Certain of the Company's competitors are larger than the Company in terms of total assets and operations and have greater financial resources. Certain foreign governments are involved in the operation and/or ownership of certain competitors and may be motivated by political as well as economic considerations. In addition, aluminum competes with other materials, such as steel, vinyl, plastics and glass, among others, for various applications in the Company's key markets. Unanticipated actions or developments by or affecting the Company's competitors and/or the willingness of customers to accept substitutions for the products sold by the Company could affect results.

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

* Changes in the costs of power, resins, caustic soda, green coke and other raw materials can affect results. The Company's contract with the Bonneville Power Administration for the period October 1996 to September 2001 provides fixed rates for electrical power provided to the Company's Washington and Oregon primary aluminum plants. These rates have been approved by federal regulatory authorities but have been appealed in court by a third party. If the appeal is successful, it is possible that higher electricity costs might result.

* The Company's transportation market is cyclical, and sales to that market in particular can be influenced by economic conditions.

* A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's results.

------------
* Since late 1996, the Company has been conducting a Portfolio Review of all its operations. In connection with the Portfolio Review, the Company has signed a memorandum of understanding to sell our European rolling mill operations, and we are negotiating to sell our Illinois sheet and plate plant. These transactions are subject to certain conditions, including due diligence reviews by the purchasers, negotiation of definitive agreements and obtaining regulatory approvals and third-party consents. As a result, these transactions may or may not be completed as contemplated. In addition, the Company has announced that it is discussing a potential agreement for the sale of substantially all of its global can operations, although no agreement has been reached and the details of the transaction have not been determined. Whether and when this transaction will be completed is not certain. The Company is also reviewing its options with respect to its Alloys complex in North Alabama, which consists of a rolling mill, two reclamation plants and a coil coating facility, and its extrusion operations in Spain.

In addition to the factors referred to above, the Company is exposed to general financial, political, economic and business risks in connection with its worldwide operations. The Company continues to evaluate and manage its operations in a manner to mitigate the effects from exposure to such risks. In general, the Company's expectations for the future are based on the assumption that conditions relating to costs, currency values, competition and the legal, regulatory, financial, political and business environments in the worldwide economies and markets in which the Company operates will not change significantly overall.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME                        (millions, except per share amounts)
============================================================================================
--------------------------------------------------------------------------------------------
Years ended December 31                                      1997         1996         1995
--------------------------------------------------------------------------------------------
REVENUES
 Net sales                                                 $6,881       $6,972       $7,213
 Equity, interest and other income                             19           44           39
--------------------------------------------------------------------------------------------
                                                            6,900        7,016        7,252
--------------------------------------------------------------------------------------------

COSTS AND EXPENSES
 Cost of products sold                                      5,658        5,856        5,739
 Selling, administrative and general expenses                 406          445          449
 Depreciation and amortization                                368          365          344
 Interest                                                     153          160          172
 Operational restructuring effects - net                       75           37            -
--------------------------------------------------------------------------------------------
                                                            6,660        6,863        6,704
--------------------------------------------------------------------------------------------

EARNINGS
 Income before income taxes and cumulative effect
   of accounting change                                       240          153          548
 Taxes on income                                              104           49          159
--------------------------------------------------------------------------------------------
 Income before cumulative effect of accounting change         136          104          389
 Cumulative effect of accounting change                         -          (15)           -
--------------------------------------------------------------------------------------------

NET INCOME                                                    136           89          389
 Preferred stock dividends                                      -           36           36
--------------------------------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                 $ 136        $  53        $ 353
============================================================================================

EARNINGS PER SHARE
 Basic:
  Average shares outstanding                           73,412,000   63,730,000   63,051,000

  Income before cumulative effect of accounting change      $1.86        $1.06        $5.60
  Cumulative effect of accounting change                        -        (0.24)           -
--------------------------------------------------------------------------------------------
  Net income                                                $1.86        $0.82        $5.60
============================================================================================
 Diluted:
  Average shares outstanding                           74,004,000   63,947,000   74,268,000
  Income before cumulative effect of accounting change      $1.84        $1.06        $5.25
  Cumulative effect of accounting change                        -        (0.24)           -
--------------------------------------------------------------------------------------------
  Net income                                                $1.84        $0.82        $5.25
============================================================================================

CASH DIVIDENDS PER COMMON SHARE                             $1.40        $1.40        $1.20
============================================================================================
See notes beginning on page 44.


CONSOLIDATED BALANCE SHEET                                    (millions)
=============================================================================
December 31                                                  1997     1996
-----------------------------------------------------------------------------
ASSETS
 Current assets:
   Cash and cash equivalents                               $   70   $   38
   Receivables:
    Customers, less allowances of $16 (1996 - $18)            841      811
    Other                                                     174      150
-----------------------------------------------------------------------------
      Total receivables                                     1,015      961
   Inventories                                                744      787
   Prepaid expenses and other                                 165       87
-----------------------------------------------------------------------------
      Total current assets                                  1,994    1,873
 Unincorporated joint ventures and associated companies     1,381    1,337
 Property, plant and equipment - net                        2,954    3,237
 Deferred taxes                                               249      296
 Other assets                                                 648      773
-----------------------------------------------------------------------------
Total assets                                               $7,226   $7,516
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Trade payables                                          $  512   $  499
   Accrued compensation and related amounts                   202      209
   Payables to unincorporated joint ventures and
    associated companies                                       81       97
   Commercial paper                                             -       79
   Notes payable to banks                                      67      138
   Long-term debt                                             142       96
   Other liabilities                                          279      215
-----------------------------------------------------------------------------
      Total current liabilities                             1,283    1,333
 Long-term debt                                             1,501    1,793
 Postretirement benefits                                    1,043    1,087
 Environmental                                                158      179
 Deferred taxes                                               269      262
 Other liabilities                                            233      228
 Stockholders' equity:
   Common stock                                             1,521    1,451
   Retained earnings                                        1,253    1,220
   Cumulative currency translation adjustments                (35)     (37)
-----------------------------------------------------------------------------
      Total stockholders' equity                            2,739    2,634
 Contingent liabilities and commitments (Note 11)
-----------------------------------------------------------------------------
Total liabilities and stockholders' equity                 $7,226   $7,516
=============================================================================


See notes beginning on page 44.

CONSOLIDATED STATEMENT OF CASH FLOWS                                    (millions)
===========================================================================================
Years ended December 31                                           1997     1996    1995
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                                       $136     $ 89    $389
 Adjustments to reconcile to net cash provided by
   operating activities:
    Depreciation and amortization                                  368      365     344
    Operational restructuring effects                               58       37       -
    Cumulative effect of accounting change                           -       15       -
    Other                                                           28       26      18
    Changes in operating assets and liabilities net of
     effects from acquisitions and dispositions:
      Accounts payable, accrued and other liabilities               74     (110)   (173)
      Receivables                                                 (194)      67     (59)
      Inventories                                                 (108)      93      17
      Other                                                          1      (62)    (47)
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                          363      520     489

INVESTING ACTIVITIES
 Capital investments:
   Operational                                                    (152)    (195)   (219)
   Strategic                                                      (120)    (237)   (626)
 Maturities of investments in debt securities                        -        -     125
 Sales of assets - operational restructuring                       367        -       -
 Other                                                              (3)      (5)    (20)
-------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                 92     (437)   (740)

FINANCING ACTIVITIES
 Proceeds from long-term debt                                        -       40     106
 Reduction of long-term debt and other financing liabilities      (245)    (105)    (22)
 Increase (decrease) in short-term borrowings                     (138)     111     (18)
 Cash dividends paid                                               (99)    (135)   (106)
 Stock options exercised                                            59        5      22
-------------------------------------------------------------------------------------------
Net cash used in financing activities                             (423)     (84)    (18)

CASH AND CASH EQUIVALENTS
 Net increase (decrease)                                            32      (1)    (269)
 At beginning of year                                               38      39      308
-------------------------------------------------------------------------------------------

At end of year                                                    $ 70    $ 38     $ 39
===========================================================================================

Supplemental disclosure of cash flow information:

 Cash paid during the year for:
   Interest                                                       $164    $176     $179
   Income taxes                                                     21       2       56

See notes beginning on page 44.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
============================================================================================
Years ended December 31                                          1997      1996      1995
--------------------------------------------------------------------------------------------
SHARES (thousands):
 Preferred stock (PRIDES)
   Balance at January 1                                             -     11,000   11,000
   Shares converted/redeemed for common stock                       -    (11,000)       -
--------------------------------------------------------------------------------------------
   Balance at December 31                                           -          -   11,000
--------------------------------------------------------------------------------------------
 Common stock
   Balance at January 1                                        72,719     63,598   62,169
   Shares issued under employee benefit plans                   1,190        101    1,429
   Shares issued on conversion/redemption of preferred stock        -      9,020        -
--------------------------------------------------------------------------------------------
   Balance at December 31                                      73,909     72,719   63,598
============================================================================================

DOLLARS (millions):
 Preferred stock (PRIDES)
   Balance at January 1                                        $    -     $  505   $  505
   Shares converted/redeemed for common stock                       -       (505)       -
--------------------------------------------------------------------------------------------
   Balance at December 31                                      $    -     $    -   $  505
--------------------------------------------------------------------------------------------
 Common stock
   Balance at January 1                                        $1,451     $  941   $  870
   Shares issued under employee benefit plans                      70          5       71
   Shares issued on conversion/redemption of preferred stock        -        505        -
--------------------------------------------------------------------------------------------
   Balance at December 31                                      $1,521     $1,451   $  941
--------------------------------------------------------------------------------------------
 Retained earnings
   Balance at January 1                                        $1,220     $1,256   $  980
   Net income                                                     136         89      389
   Cash dividends declared:
    Preferred stock (PRIDES)                                        -        (36)     (36)
    Common stock                                                 (103)       (89)     (77)
--------------------------------------------------------------------------------------------
   Balance at December 31                                      $1,253     $1,220   $1,256
--------------------------------------------------------------------------------------------
 Cumulative currency translation adjustments
   Balance at January 1                                        $  (37)    $  (22)  $  (43)
   Adjustments                                                      -        (16)      23
   Income taxes                                                     2          1       (2)
--------------------------------------------------------------------------------------------
   Balance at December 31                                      $  (35)    $  (37)  $  (22)
--------------------------------------------------------------------------------------------
 Pension liability adjustment
   Balance at January 1                                        $    -     $  (63)  $  (40)
   Adjustment                                                       -         97      (35)
   Income taxes                                                     -        (34)      12
--------------------------------------------------------------------------------------------
   Balance at December 31                                      $    -     $    -   $  (63)
--------------------------------------------------------------------------------------------
 Total stockholders' equity                                    $2,739     $2,634   $2,617
============================================================================================

See notes beginning on page 44.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In the tables, dollars are in millions, except per share amounts. Certain amounts have been reclassified to conform to the 1997 presentation.)

------------------------------------------------------------------------------

1.  ACCOUNTING POLICIES
GENERAL
The consolidated financial statements are prepared in conformity with generally accepted accounting principles. As a result, management makes estimates and assumptions that affect the following:

*  reported amounts of revenues and expenses during the reporting period
* reported amounts of assets and liabilities at the date of the financial statements
* disclosure of contingent liabilities at the date of the financial statements

Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after eliminating inter-company transactions, profits and losses. The investments in unincorporated joint ventures are accounted for on an investment cost basis adjusted for the Company's share of the non-cash production charges of the operation. Unincorporated joint ventures are production facilities without marketing or sales activities. Investments in associated companies (20-50% owned) are carried at cost adjusted for the Company's equity in undistributed net income.

REVENUE RECOGNITION
Revenues are recognized when products are shipped and ownership risk and title pass to the customer.

INVENTORIES
Inventories are stated at the lower of cost or market. Inventory costs were determined by the last-in, first-out (LIFO), first-in, first-out (FIFO) and average-cost methods. LIFO method inventories were $270 million at the end of 1997 (1996 -- $279 million). FIFO and average-cost method inventories were $474 million at the end of 1997 (1996 -- $508 million). Inventories would increase by $467 million at the end of 1997 (1996 -- $470 million) if the FIFO method were applied to LIFO method inventories.

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

DEPRECIATION AND AMORTIZATION
The straight-line method is used to depreciate plant and equipment over their estimated useful lives (buildings and leasehold improvements -- 10 to 40 years, machinery and equipment -- 5 to 20 years). Improvements to leased properties are generally amortized over the shorter of the terms of the respective leases or the estimated useful life of the improvement.

ENVIRONMENTAL EXPENDITURES
Remediation costs are accrued when it is probable that such efforts will be required and the related costs can be reasonably estimated.

POSTEMPLOYMENT BENEFITS
The expected cost of postemployment benefits is accrued when it becomes probable that such benefits will be paid.

HEDGING
Forward, futures, option and swap contracts are designated to manage market risks resulting from fluctuations in the aluminum, natural gas, foreign currency and debt markets. These instruments, which are not held for trading purposes, are effective in minimizing such risks by creating equal and offsetting exposures. Unrealized gains and losses are deferred and recorded as a component of the underlying hedged transaction when it occurs. Realized gains or losses from matured and terminated hedge contracts are recorded in other assets or liabilities until the underlying hedged transactions are consummated. Realized and unrealized gains or losses on hedge contracts relating to transactions that are subsequently not expected to occur are recognized in results currently. None of these instruments contains multiplier or leverage features. There is exposure to credit risk if the other parties to these instruments do not meet their obligations. Creditworthiness of the other parties is closely monitored, and they are expected to fulfill their obligations. Contracts used to manage risks in these markets are not material.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
In 1996, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was adopted. The cumulative effect of adopting the standard was an after-tax loss of $15 million. The loss was for the impairment of certain real estate held for sale at the beginning of 1996, principally undeveloped land.

EARNINGS PER SHARE
In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 requires a change in the method used to calculate earnings per share (EPS). The change eliminates the presentation of primary EPS and requires the presentation of basic EPS. The principal difference between these methods is that common stock equivalents are not considered in the computation of basic EPS. The statement also requires the presentation of diluted EPS. Diluted EPS reflects the potential dilution that would occur if securities, or other contracts to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All prior-period EPS presentations have been restated.

STATEMENT OF CASH FLOWS
In preparing the Statement of Cash Flows, all highly liquid, short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents.

STOCK OPTIONS
Stock options are accounted for using the intrinsic value method. Except as discussed below, compensation expense is not recognized because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

Compensation expense is recognized for performance-based stock options if it becomes probable that the performance condition will be satisfied.
Compensation expense is the difference between the market price of the common stock when the performance condition is satisfied and the exercise price of the stock options.

COMPREHENSIVE INCOME
In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which will be adopted in the first quarter of 1998. This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income includes net income and items of other comprehensive income. For the Company, other comprehensive income will consist of period-to-period changes in the balances of the cumulative currency translation adjustments.

2.  OPERATIONAL RESTRUCTURING
All of the Company's operations have been reviewed with the goals of improving focus and profitability, strengthening the Company's financial position, and thereby increasing shareholder value. The results of this review are expected to improve earnings in the years ahead during all parts of the business cycle. It was determined that certain operations do not meet our strategic focus or would not earn an adequate return through the business cycle and therefore the following actions have been taken.

In 1997, the Company sold the following assets:

*  North American residential construction products operations
*  an aluminum reclamation plant in Virginia
*  aluminum extrusion plants in Virginia and Texas
*  coal properties in Kentucky
*  one-half of its interest in a rolling mill and related assets in Canada
*  an aluminum powder and paste plant in Kentucky

The proceeds from these sales ($367 million) were used to reduce debt during 1997.

In early 1998, the Company sold its two extrusion plants in Canada and its U.S. recycling operations.

The Company is negotiating to sell its sheet and plate plant in Illinois. The Company has also signed a memorandum of understanding to sell its aluminum rolling operations in Germany, Italy and Spain. These transactions are subject to regulatory approvals, negotiation and execution of definitive agreements, and other customary closing conditions. The Company currently expects to complete these sales after the first quarter of 1998.

The Company is actively discussing the sale of substantially all of its global can operations.

The carrying amount for assets expected to be sold was approximately $1.0 billion at December 31, 1997. The operating income related to the assets expected to be sold was approximately $100 million for the year 1997.

Proceeds from expected asset sales in 1998 will be used to repurchase shares of common stock and to repay debt. The Company has authorization to repurchase up to five million shares of common stock.

The Company recorded a pre-tax charge of $75 million in 1997 relating to asset disposals and other restructuring activities. The charge was principally for pension, health care and other severance costs for approximately 1,000 employees. The positions affected were at the Company's corporate headquarters and certain domestic plants. Most of the cash requirements for the employee termination benefits are expected to be paid in 1998.

The planned sale of the Company's Alabama can stock complex was not approved by the U.S. government. The Company is currently evaluating a number of alternatives for the plant, including selling it. Any such sale may result in a loss.

Operational restructuring costs recognized in 1996 consisted principally of employee termination benefits relating to the closing of a can plant in Texas. Most of the cash requirements relating to these costs were paid in 1996 and 1997.

3.  EARNINGS PER SHARE
The following is a reconciliation of income and average shares for the basic and diluted earnings per share computations for "Income before cumulative effect of accounting change."

                                                1997         1996         1995
                                          -------------------------------------
Income (numerator):
 Income before cumulative effect of
   accounting change                            $136         $104         $389
 Less convertible preferred stock
  (PRIDES) dividend                                -           36           36
                                          -------------------------------------
 Basic                                           136           68          353
 Effect of dilutive securities:
  Add convertible preferred stock
   (PRIDES) dividend                               -            -           36
                                          -------------------------------------
 Diluted                                        $136        $  68         $389
                                          =====================================

Average shares (denominator):
 Basic                                    73,412,000   63,730,000   63,051,000
 Effect of dilutive securities:
  Convertible preferred stock (PRIDES)             -            -   11,000,000
  Stock options                              592,000      217,000      217,000
                                          -------------------------------------
 Diluted                                  74,004,000   63,947,000   74,268,000
                                          =====================================
Per share amount for income before
 cumulative effect of accounting change:
  Basic earnings per share                     $1.86        $1.06        $5.60
  Diluted earnings per share                    1.84         1.06         5.25

Antidilutive securities excluded:
 Convertible preferred stock (PRIDES)              -    8,950,000            -
 Stock options                               505,000    2,665,000    2,327,000



4.  UNINCORPORATED JOINT VENTURES AND ASSOCIATED COMPANIES
Investments in unincorporated joint ventures that produce alumina and primary aluminum consist of the following:

                                                    December 31
                                                ------------------
                                                   1997      1996
                                                ------------------
Current assets                                   $   42    $   63
Current liabilities                                 (66)      (55)
Property, plant and equipment and other assets    1,078     1,047
                                                ------------------
Net investment                                   $1,054    $1,055
                                                ==================

Foreign-based associated companies produce bauxite, alumina, primary aluminum, hydroelectric power and fabricated aluminum products. Investments in these companies were $327 million at the end of 1997 (1996 - $282 million), including advances of $50 million (1996 - $46 million). An equity loss (pre-tax) of $5 million was recognized during 1997. In 1996, equity income (pre-tax) was $21 million (1995 - $17 million). Summarized financial information related to these entities follows:

                                               Years ended December 31
                                              --------------------------
                                               1997      1996     1995
                                              --------------------------
Net sales                                      $999      $950     $709
Cost of products sold                           910       814      602
Net income (loss)                               (14)       31       37

                                                     December 31
                                                  ------------------
                                                    1997     1996
                                                  ------------------
Current assets                                     $  891    $599
Noncurrent assets                                   1,015     917
Current liabilities                                   733     458
Noncurrent liabilities                                470     469
Stockholders' equity                                  703     589


5.  PROPERTY, PLANT AND EQUIPMENT (AT COST)

                                                        December 31
                                                  ----------------------
                                                     1997        1996
                                                  ----------------------
Land, land improvements and mineral properties      $  289      $  303
Buildings and leasehold improvements                 1,045       1,092
Machinery and equipment                              5,044       5,211
Construction in progress                               155         207
                                                  ----------------------
                                                     6,533       6,813
Less allowances for depreciation and amortization    3,579       3,576
                                                  ----------------------
Net property, plant and equipment                   $2,954      $3,237
                                                  ======================

6.  FINANCING ARRANGEMENTS

                                                        December 31
                                                   ---------------------
                                                     1997        1996
                                                   ---------------------
Public debt securities:
 Medium-term notes                                  $  902      $  997
 9% debentures due 2003                                100         100
 9-3/8% debentures due 1999                            100         100
 6-5/8% amortizing notes                               285         284
 Industrial and environmental control revenue bonds    237         237
Other arrangements:
 Canadian bank credit agreement                          -         150
 Mortgages and other notes payable                      19          21
                                                   ---------------------
                                                     1,643       1,889
Amounts due within one year                            142          96
                                                   ---------------------
Long-term debt                                      $1,501      $1,793
                                                   =====================

Long-term debt at December 31, 1997 matures as follows:
               1998             $142
               1999              197
               2000              154
               2001              169
               2002              156
               2003-2025         825

The medium-term notes, 9% debentures and 9-3/8% debentures were issued under a $1.65 billion shelf registration. The medium-term notes bear interest at an average fixed rate of 9% and have maturities ranging from 1998 to 2013. At December 31, 1997, $113 million of debt securities remained unissued under the shelf registration. A portion of this fixed-rate debt has been effectively converted to variable rates through the use of interest rate swap agreements. The Company has approximately $275 million of these agreements. Payments are received based on a fixed rate (5.6%) and made based on a variable rate (5.9% at December 31, 1997). These agreements mature in 1998 ($75 million) and 2001 ($200 million). The variable rates in these agreements are based on the London Interbank Offer Rate. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense. The fair values of these agreements and their effect on interest expense were not material.

The 6-5/8% amortizing notes were issued at a discount (99.48%) and have an effective interest rate of 6.7%. The notes require annual principal repayments of $57 million between 1998 and 2002.

Industrial and environmental control revenue bonds consist of variable-rate debt with interest rates averaging 4.2% at December 31, 1997. These bonds require principal repayments in lump sums periodically between 1998 and 2025. Letters of credit issued by banks support these bonds.

Mortgages and other notes payable consist of fixed-rate debt with an average rate of 6.5%. They require principal repayment through 2009.

The Company has $650 million of committed revolving credit facilities that expire in 2001. No amounts were outstanding under the facilities at December 31, 1997. The annual commitment fees on the facilities are .10%.

Certain financing arrangements contain restrictions that primarily consist of requirements to maintain specified financial ratios. These restrictions do not inhibit operations or the use of fixed assets. At December 31, 1997, the Company exceeded all such requirements.

The fair value of long-term debt was approximately $1.8 billion at the end of 1997 (1996 - $2.0 billion). This value was determined by using discounted cash flow analysis.

Interest capitalized was $8 million during 1997 (1996 - $13 million, 1995 - $7 million).

The weighted-average interest rate on short-term borrowings was 4.5% at the end of 1997 (1996 - 4.6%). The weighted-average interest rate on commercial paper was 5.9% at the end of 1996.

7.  STOCKHOLDERS' EQUITY
PREFERRED STOCK
The Company has 21,000,000 shares of preferred stock authorized. Two million shares have been designated Series A Junior Participating Preferred.

On December 31, 1996, the Company called for redemption of all of its outstanding PRIDES. As a result of the call, the Company issued a total of 9,019,990 shares of common stock upon the redemption or conversion of all of the PRIDES. A total of 4,673,800 shares of common stock were issued in redemption of 5,699,756 shares of PRIDES. The redemption rate of .82 of a share of common stock for each share of PRIDES was based on a call price of $48.077 per share and a common stock market price of $58.79 per share (determined as provided in the PRIDES governing documents). In lieu of redemption, holders of 5,300,244 shares of PRIDES elected to convert their shares of PRIDES (on or before the redemption date) into 4,346,190 shares of common stock (at a conversion rate of .82 of a share of common stock for each share of PRIDES). Dividends declared on each share of PRIDES were $3.31 in 1996 (1995 - $3.31).

COMMON STOCK
The Company has 200,000,000 shares of common stock (without par value) authorized.

The Company has authorization to repurchase up to five million shares of common stock. In early 1998, the Company repurchased one million shares at market prices. The cost of the repurchase was $63 million.

STOCK OPTIONS
The Company has a non-qualified stock option plan under which key employees may be granted stock options at a price equal to the fair market value at the date of grant. Other than the performance-based options discussed below, the stock options currently outstanding vest in one year and are exercisable between one year and ten years from the date of grant. A summary of stock option activity and related information follows (options are in thousands):

                                                     1997      1996      1995
                                                     ----      ----      ----
Outstanding at January 1                            5,318     4,680     4,404
Granted                                               711       750       755
Exercised                                          (1,190)     (103)     (453)
Canceled                                              (11)       (9)      (26)
                                                  ----------------------------
Outstanding at December 31                          4,828     5,318     4,680
Exercisable at December 31                          4,121     4,569     3,931
Available for grant (increased on January 1, 1996
 by 2 million shares)                                 923     1,630       520

Weighted-average prices:
Outstanding at January 1                              $52       $52       $51
Granted                                                64        55        52
Exercised                                              50        39        43
Canceled                                               56        52        53
Outstanding at December 31                             55        52        52
Exercisable at December 31                             53        52        52


The following table summarizes information about stock options outstanding at December 31, 1997 (options are in thousands and remaining contractual life and exercise prices are weighted-averages):

                   Options Outstanding           Options Exercisable
             ---------------------------------  ---------------------
Range of                Remaining
Exercise               Contractual   Exercise              Exercise
 Prices       Options     Life         Price      Options   Price
 ------       -------     ----         -----      -------   -----
$35 to $49     1,003     6 Years        $45        1,003     $45
 52 to  64     3,825     6 Years         57        3,118      56
---------------------------------------------------------------------
$35 to $64     4,828     6 Years        $55        4,121     $53
=====================================================================

In 1996, the Company also granted 150,000 performance-based stock options at an exercise price of $53.50 per share. The stock options will not be exercisable unless, on or before September 30, 1999, the closing price of the common stock equals or exceeds $80.25 per share for 30 consecutive days. If this condition is satisfied, the options may be exercised any time before March 31, 2000.

Pro forma net income and earnings per share have been prepared based on expensing (after tax) the estimated fair value of stock options granted during 1997, 1996 and 1995. The estimated fair value of the stock options was determined by using a Black-Scholes option-pricing model. The estimated fair values and the weighted-average assumptions used to estimate those values follow:

                                                                   Performance-
                                                                      Based
                                            Stock Options            Options
                                   ------------------------------  ------------
                                      1997      1996      1995         1996
                                      ----      ----      ----         ----
Risk-free interest rate                6.4%      6.9%      6.5%        6.5%
Dividend yield                         2.2%      2.6%      3.0%        2.1%
Volatility factor of the expected
 market price of the Company's
 common stock                         .265      .278       .270        .262
Expected life of the option         6 years    6 years    6 years     3 years
Estimated fair value of each stock
 option granted                      $19.53    $16.97     $14.30      $11.73

The Black-Scholes option-pricing model was not developed for use in valuing employee stock options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including expectations of future dividends and stock price volatility. The assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective input assumptions can materially affect the fair value estimate and because the employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable single measure of the employee stock options.

The pro forma information follows:

                                             1997      1996      1995
                                           ----------------------------
Pro forma net income                        $ 127     $  79     $ 382
Pro forma earnings per share:  Basic        $1.73     $0.67     $5.48
                               Diluted      $1.72     $0.67     $5.15

SHAREHOLDER RIGHTS PLAN
In November 1997, the Company adopted a new shareholder rights plan that replaced an existing, similar plan that was adopted in 1987 and expired on December 1, 1997, in accordance with its terms. Under the new plan, each share of common stock has one right attached and the rights trade with the common stock. The rights are exercisable only if a person or group buys 20% or more of the Company's common stock, or announces a tender offer for 20% or more of the outstanding common stock. Each right will entitle a holder to buy one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $300.

If at any time after the rights become exercisable, the Company is acquired in a merger, or if there is a sale or transfer of 50% or more of its assets or earning power, each right would permit its holder to buy common stock of the acquiring company having a market value equal to two times the exercise price of the right. In addition, if a person or group acquires 25% or more of the common stock of the Company, or if certain other events occur, each right would permit its holder to buy common stock of the Company having a market value equal to two times the exercise price of the right.

The rights, which do not have voting privileges, expire in 2007. The Board of Directors may redeem the rights before expiration, under certain circumstances, for $0.01 per right. Until the rights become exercisable, they have no effect on earnings per share.

These rights should not interfere with a business combination approved by the Board of Directors. However, they will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on redemption of the rights or acquiring a substantial number of the rights.

8.  POSTRETIREMENT BENEFITS
PENSIONS
The Company has several noncontributory defined benefit pension plans that
cover substantially all employees.   Plans covering salaried employees provide
pension benefits based on a formula. The formula considers length of service and earnings during years of service. Plans covering hourly employees generally provide a specific amount of benefits for each year of service.

Net pension costs were:

                                            1997     1996     1995
                                         ----------------------------
Service cost                               $  37    $  38    $  27
Interest cost                                147      138      133
Actual return on plan assets -- gain        (315)    (212)    (308)
Net amortization and deferrals               187       94      192
Other                                         10       14       12
                                         ----------------------------
Total                                      $  66    $  72    $  56
                                         ============================

The following table sets forth information on the principal pension plans:

                                                              December 31
                                                         -------------------
                                                            1997      1996
                                                         -------------------
Actuarial present value of pension benefit obligation:
 Vested                                                   $1,780    $1,593
 Nonvested                                                   176       192
                                                         -------------------
 Accumulated                                               1,956    $1,785
                                                         ===================
 Projected                                                $2,081    $1,916
Plan assets at fair value                                  2,099     1,876
                                                         -------------------
Plan assets in excess of (less than) projected
 benefit obligation                                           18       (40)

Items not yet recognized:
 Unrecognized net loss                                        76        95
 Unamortized plan change benefits                            117       156
 Recognition of minimum liability                             (6)      (18)
                                                         -------------------
Net pension asset                                         $  205       193
                                                         ===================

Assumptions used in accounting for the principal pension plans were:

                                                   1997      1996      1995
                                                  ---------------------------
Discount rate                                      7.25%     7.75%     7.25%
Approximate weighted-average rate of increase in
 compensation levels (salaried plan only)          4.5%      4.5%      4.5%
Expected long-term rate of return on assets        9.25%     9.25%     9.25%

At December 31, 1997, the accumulated benefit obligations of substantially all of the pension plans were over funded. In the future, the Company expects to keep the plans fully funded absent significant plan changes and/or significant deviations in actuarial assumptions. Absent these changes and/or deviations, funding levels are expected to approximate pension costs in future years. Cash for the contributions is expected to be generated from operations. Contributions totaled $80 million in 1997, $87 million in 1996 and $127 million (including 0.9 million shares of common stock of the Company valued at $45 million) in 1995.

At December 31, 1997, the plans' assets consisted of the following:
     Corporate equity securities                        63%
     Corporate bonds                                    27
     Government debt securities and cash equivalents     6
     Real estate                                         4

Corporate equity securities include 0.6 million shares of the Company's common stock. These shares had a market value of $37 million at the end of 1997. Dividends paid on the Company's common stock held by the plans during 1997 totaled $2 million.

OTHER POSTRETIREMENT BENEFITS
The Company provides most domestic retired employees with health care and life insurance benefits. Substantially all domestic employees may become eligible for these benefits if they work for the Company until retirement age. The cost of these benefits is funded when actual expenses are incurred.

Net periodic postretirement benefit cost was:

                                         1997     1996     1995
                                      ----------------------------
Service cost                             $  7     $  8     $  6
Interest cost                              64       62       74
Net amortization                          (18)     (19)     (19)
                                      ----------------------------
Total                                    $ 53     $ 51     $ 61
                                      ============================

The accumulated postretirement benefit obligation consists of the following:

                                                  December 31
                                              -------------------
                                                 1997     1996
                                              -------------------
Retirees                                        $  664   $  625
Active employees fully eligible                     83       81
Active employees not fully eligible                152      146
Unamortized plan change benefits                   109      145
Unrecognized net gain                               31       75
                                              -------------------
Total                                           $1,039   $1,072
                                              ===================

The health care cost trend rate has a significant effect on the amounts reported. The annual assumed rate of increase for the principal plans is 6% for 1998 (6.5% in 1997 and 7% in 1996) and is assumed to decrease gradually to 5% for 2002 and beyond. Each 1% change in the rate would change the accumulated postretirement benefit obligation by $52 million at December 31, 1997 and net periodic postretirement benefit cost for 1997 by $4 million.

The discount rate used in determining the accumulated postretirement benefit obligation for the principal plans was 7.25% at December 31, 1997 (1996 - 7.75%).

9.  TAXES ON INCOME
The significant components of the provision for income taxes were:

                                     1997     1996     1995
                                   --------------------------
Current:
 Federal                             $ 13     $ 3      $ 10
 Foreign                               71       3        10
 State                                  1       1         3
                                   --------------------------
 Total current                         85       7        23
                                   --------------------------
Deferred:
 Federal                               (7)      2        66
 Foreign                               21      28        62
 State                                 (2)     (2)        -
                                   --------------------------
 Total deferred                        12      28       128
                                   --------------------------
Equity income                           7      14         8
                                   --------------------------
Total                                $104     $49      $159
                                   ==========================

The deferred tax provision includes domestic carryforward benefits of $2 million (1996 - $28 million, 1995 - $9 million).

The effective income tax rate varied from the U.S. statutory rate as follows:

                                             1997     1996     1995
                                            ------------------------
U.S. rate                                     35%      35%      35%
Income taxed at other than the U.S. rate       9        2       (5)
Percentage depletion                          (2)      (3)      (1)
State income taxes and other                   1       (2)       -
                                            ------------------------
Effective rate                                43%      32%      29%
                                            ========================

Income taxed at other than the U.S. rate includes a 10% adverse effect in 1997 from basis differences on asset dispositions and a non-recurring foreign tax benefit of 3% in 1995.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1997, the Company had $897 million (1996 - $890 million) of deferred tax assets and $827 million (1996 - $826 million) of deferred tax liabilities that have been netted with respect to tax jurisdictions for presentation purposes. The significant components of these amounts were:

                                             1997                1996
                                       ----------------------------------------
                                         Asset   Liability   Asset   Liability
                                       ----------------------------------------
Retiree health benefits                  $392      $  -      $ 412     $  -
Tax carryforward benefits                 170         -        225        -
Environmental and restructuring costs     109        (2)       110       (2)
Other                                      63        70          5       54
Tax over book depreciation               (376)      201       (380)     210
Valuation reserve relating to tax
 carryforward benefits                    (19)        -        (46)       -
                                       ----------------------------------------
Total deferred tax assets and
 liabilities                              339       269        326      262
Amount included as current in
 balance sheet                             90         -         30        -
                                       ----------------------------------------
Noncurrent deferred tax assets
 and liabilities                         $249      $269       $296     $262
                                       ========================================

The tax carryforward benefits can be carried forward indefinitely except for $65 million that will expire primarily between 2002 and 2012. A valuation reserve of $19 million relating to certain of these benefits has been recorded. Alternatives continue to be evaluated that may result in the ultimate realization of a portion of these reserved assets. The reduction in the valuation reserve had no effect on earnings in 1997 as it relates to deferred tax assets of operations divested.

Income taxes have not been provided on the undistributed earnings ($932 million) of foreign subsidiaries. The Company intends to use these earnings to finance foreign expansion, reduce foreign debt or support foreign operating requirements.

The geographic components of income before income taxes and the cumulative effects of accounting changes were as follows:

                                              1997     1996     1995
                                            --------------------------
Domestic                                      $ 21     $  4     $122
Foreign                                        219      149      426
                                            --------------------------
                                              $240     $153     $548
                                            ==========================

10.  COMPANY OPERATIONS
In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement replaces Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes new standards for defining the Company's segments and disclosing information about them. It requires that the segments be based on the internal structure and reporting of the Company's operations. Because of restructuring activities and the realignment of the Company into four market-based, global business units during 1997, the Company has determined that it is not practicable to present the new segment information for the year 1995 because it is not available and the cost to develop it is excessive. Therefore, the information for 1995 and also the comparative information for 1996 has been prepared in accordance with Statement No. 14.

1997 and 1996
The Company is organized into four market-based, global business units. The global business units and their principal products are as follows:

* Base Materials - alumina, carbon products, primary aluminum ingot and billet, and electrical rod
*  Packaging and Consumer- aluminum and plastic packaging and consumer products
* Construction and Distribution - architectural construction products and the distribution of a wide variety of aluminum and stainless steel products
*  Transportation - aluminum wheels, heat exchangers and automotive structures

The category "Restructuring" includes the results of operations that the Company has already sold and those that were held for sale at December 31, 1997. See Note 2 for a discussion of the Company's restructuring activities.

The category "Other" consists of corporate headquarters (including corporate selling, administrative and general expenses of $130 million in 1997 and $140 million in 1996), operations in emerging markets, and other operations.

ACCOUNTING POLICIES
Operating income for each global business unit is calculated as net sales plus equity income less cost of products sold, depreciation and the unit's selling, administrative and general expenses. The sales between units are made at market-related prices. Cost of products sold reflect current costs.

Assets for each global business unit include:

*  receivables (including internal receivables from other units)
*  inventories (based on the FIFO method)
*  property, plant and equipment (excluding construction in progress)
*  investments in unincorporated joint ventures and associated companies
*  other assets directly associated with the unit's operations

Current liabilities for each global business unit include:

*  trade payables
*  accrued compensation and related amounts
*  other current liabilities
*  internal liabilities from other units

For the geographic presentation, revenues are attributed to specific countries based on the location of the operation generating the revenue. Long-lived assets consist of all noncurrent assets such as property, plant and equipment and investments in joint ventures and associated companies.

                                                   Packaging   Construction                                   Recon-
                                          Base        and          and          Transpor-  Restruc-           ciling   Consoli-
1997                                    Materials  Consumer    Distribution      tation     turing    Other   Items    dated
--------------------------------------------------------------------------------------------------------------------------------
Customer aluminum shipments                 513        142         166              66       571        205         -    1,663
Customer net sales:
  Aluminum                               $  923     $  797        $614            $353    $2,140     $  599   $     -   $5,426
  Nonaluminum                               405        602         328               -        72         48         -    1,455
Intersegment net sales - aluminum         1,187          -           -               -        33        493    (1,713)       -
--------------------------------------------------------------------------------------------------------------------------------
Total net sales                          $2,515     $1,399        $942            $353    $2,245     $1,140   $(1,713)  $6,881
================================================================================================================================
Operating income (loss)                  $  312     $  141        $ 41            $ 10    $   96     $ (120)  $   (87)  $  393
Interest expense                                                                                                           153
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and
 cumulative effect of accounting change                                                                                 $  240
================================================================================================================================
Equity income (loss)                     $   (2)   $     -        $  -            $  1    $    8     $  (12)  $     -   $   (5)
Depreciation and amortization               135         47           5              26        99         56         -      368

Assets                                   $3,154    $   663        $381            $331    $1,181     $2,099   $  (583)  $7,226
Current liabilities                         289        114         102              46       193        477      (228)     993
--------------------------------------------------------------------------------------------------------------------------------
Net operating investment                 $2,865    $   549        $279            $285    $  988     $1,622   $  (355)  $6,233
================================================================================================================================
Unincorporated joint ventures and
 associated companies                    $1,177    $     -        $  -            $  8    $  172     $   24   $     -   $1,381
Capital expenditures                        105         41           9              40        24         53   $     -      272
================================================================================================================================

1996
--------------------------------------------------------------------------------------------------------------------------------
Customer aluminum shipments                 458        136         151              58       651        199         -    1,653
Customer net sales:
 Aluminum                                $  763    $   768        $600            $326    $2,355     $  579   $     -   $5,391

 Nonaluminum                                373        585         332               -       243         48         -    1,581
Intersegment net sales - aluminum           944          -           -               -        39        471    (1,454)       -
--------------------------------------------------------------------------------------------------------------------------------
Total net sales                          $2,080     $1,353        $932            $326    $2,637     $1,098   $(1,454)  $6,972
================================================================================================================================
Operating income (loss)                  $  242     $  149        $ 45            $ 17    $   30     $ (196)  $    26   $  313
Interest expense                                                                                                           160
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and
 cumulative effect of accounting change                                                                                 $  153
================================================================================================================================
Equity income (loss)                     $    -     $    -        $  -            $  3    $   20     $   (2)  $     -   $   21
Depreciation and amortization               131         46           5              23       102         58         -      365

Assets                                   $3,207     $  635        $365            $304    $1,457     $2,086   $  (538)  $7,516
Current liabilities                         283        124          84              38       232        381      (219)     923
--------------------------------------------------------------------------------------------------------------------------------
Net operating investment                 $2,924     $  511        $281            $266    $1,225     $1,705   $  (319)  $6,593
================================================================================================================================
Unincorporated joint ventures and
 associated companies                    $1,187     $    -        $  -            $  8    $  107     $   35   $     -   $1,337
Capital expenditures                         93         59           6              47       116        111         -      432
================================================================================================================================

RECONCILING ITEMS
Reconciling items consist of the following:

                                                1997        1996
                                             -----------------------
Operating income (loss):
 Inventory accounting adjustments              $ (12)      $  63
 Operational restructuring effects               (75)        (37)
                                             -----------------------
                                               $ (87)      $  26
                                             =======================
Assets:
 Inventory accounting adjustments              $(547)      $(530)
 Construction in progress                        155         207
 Internal receivables included in the
  assets of the global business units           (191)       (215)
                                             -----------------------
                                               $(583)      $(538)
                                             =======================
Current liabilities:
 Internal liabilities included in the
  current liabilities of the
  global business units                        $(228)      $(219)
                                             =======================

Inventory accounting adjustments include elimination of unrealized profits on sales between global business units and LIFO inventory adjustments, including a LIFO inventory liquidation of $30 million in 1996.

Research and development expenditures were $41 million in 1997 (1996 -- $49 million, 1995 -- $43 million).

Geographic - 1997, 1996 and 1995

                       Domestic   Canada   Other Foreign   Consolidated
==========================================================================
1997
Customer net sales      $5,298    $  519      $1,064          $6,881
Long-lived assets        2,582     1,321       1,080           4,983
--------------------------------------------------------------------------
1996
Customer net sales      $5,450    $  509      $1,013          $6,972
Long-lived assets        2,810     1,402       1,136           5,348
==========================================================================
1995
Customer net sales      $5,524    $  529      $1,160          $7,213
Long-lived assets        2,800     1,432       1,118           5,350
==========================================================================

1996 AND 1995
In 1996 and 1995, the Company separated its vertically integrated operations into two groups referred to as "Finished Products and Other Sales", and "Production and Processing". Summarized financial information relating to the Company's operations and investments is as follows:

                             Finished    Production     Elimi-
                           Products and      and        nations,
1996                        Other Sales   Processing     etc.     Consolidated
-------------------------------------------------------------------------------
Sales to customers             $3,538      $3,434        $   -       $6,972
Internal transfers                  6         785         (791)           -
-------------------------------------------------------------------------------
Total sales                    $3,544      $4,219        $(791)      $6,972
-------------------------------------------------------------------------------
Operating income               $  185      $   86        $  (2)      $  269
Equity income                      19           9           (7)          21
Interest and other income                                                23
Interest expense                                                       (160)
                                                                     ----------
Income before income taxes
 and cumulative effect of
 accounting change                                                   $  153
-------------------------------------------------------------------------------
Depreciation and amortization  $  102      $  263        $   -       $  365
Identifiable assets             1,546       3,966          (51)       5,461
Capital investments               131         301            -          432
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
1995
-------------------------------------------------------------------------------
Sales to customers             $3,535      $3,678        $   -       $7,213
Internal transfers                  9         809         (818)           -
-------------------------------------------------------------------------------
Total sales                    $3,544      $4,487        $(818)      $7,213
-------------------------------------------------------------------------------
Operating income               $  232      $  492        $ (43)      $  681
Equity income                      14          11           (8)          17
Interest and other income                                                22
Interest expense                                                       (172)
                                                                     ---------
Income before income taxes and
 cumulative effect of
 accounting change                                                   $  548
-------------------------------------------------------------------------------
Depreciation and amortization  $   99      $  245        $   -       $  344
Identifiable assets             1,558       4,121          (83)       5,596
Capital investments               157         688            -          845

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

Investments in and advances to unincorporated joint ventures and associated companies not consolidated totaled $1,337 million at the end of 1996 (1995 - $1,286 million). These investments and advances relate principally to Australian and Canadian entities in the Production and Processing group. Corporate assets of $718 million at the end of 1996 (1995 - $858 million) consist principally of cash, investments, deferred taxes and other assets.

11.  CONTINGENT LIABILITIES AND COMMITMENTS
LEGAL
Various suits, claims and actions are pending against the Company. In the opinion of management, after consultation with legal counsel, disposition of these suits, claims and actions, either individually or in the aggregate, will not have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. No assurance can be given, however, that the disposition of one or more of such suits, claims or actions in a particular reporting period will not be material in relation to the reported results for such period.

UNCONDITIONAL PURCHASE OBLIGATIONS
The Company has committed to pay its proportionate share of annual primary aluminum production charges (including debt service) relating to its interests in an unincorporated joint venture and an associated company. These arrangements include minimum commitments of $45 million in 1998 and $38 million in 1999. The present value of these commitments at December 31, 1997 was $77 million, after excluding interest of $6 million. The Company purchased approximately $152 million of primary aluminum in each of the last three years under these arrangements.

LEASES
Certain items of property, plant and equipment are leased under long-term operating leases. Lease expense was approximately $48 million per year for the years 1995 to 1997. Lease commitments at December 31, 1997, were approximately $70 million. Leases covering major items contain renewal and/or purchase options that may be exercised.

ENVIRONMENTAL
The Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party (PRP), with others, at various Environmental Protection Agency-designated Superfund sites. Amounts have been recorded (on an undiscounted basis) which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1997, the accrual for environmental remediation costs was $171 million ($197 million at December 31, 1996). This amount is expected to be spent over the next 15 to 20 years with the majority to be spent by the year 2002.

Estimated environmental remediation costs are developed after considering, among other things, the following:

*  currently available technological solutions
*  alternative cleanup methods
*  risk-based assessments of the contamination
*  estimated proportionate share of remediation costs (if applicable)

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

Canadian Reynolds Metals Company, Ltd.
                                                    Years ended December 31
                                                ------------------------------
                                                  1997       1996       1995
                                                ------------------------------
Net Sales:
 Customers                                       $  237     $  202     $  226
 Parent company                                     680        599        690
                                                ------------------------------
                                                    917        801        916
Cost of products sold                               733        677        651
Net income (loss)                                $  117     $   65     $  176

                                                    December 31
                                                -------------------
                                                  1997       1996
                                                -------------------
Current assets                                   $  179     $  189
Noncurrent assets                                 1,206      1,225
Current liabilities                                (148)       (50)
Noncurrent liabilities                             (415)      (624)

Reynolds Aluminum Company of Canada, Ltd.

                                                    Years ended December 31
                                                ------------------------------
                                                  1997       1996       1995
                                                ------------------------------
Net Sales:
 Customers                                       $  519     $  509     $  522
 Parent company                                     648        517        619
                                                ------------------------------
                                                  1,167      1,026      1,141
Cost of products sold                               956        884        849
Net income (loss)                                $  117     $   59     $  188

                                                    December 31
                                                -------------------
                                                  1997       1996
                                                -------------------
Current assets                                   $  208     $  240
Noncurrent assets                                 1,276      1,370
Current liabilities                                (111)       (95)
Noncurrent liabilities                             (445)      (656)

                Quarterly Results of Operations (Unaudited)
                   (millions, except per share amounts)
                                                        1997
------------------------------------------------------------------------------
Quarter                                   1st       2nd       3rd       4th
------------------------------------------------------------------------------
Net sales                               $1,615    $1,783    $1,716    $1,767
Gross profit<F1>                           165       231       217       255
Net income (loss)                       $   43    $   55    $   55    $  (17)
==============================================================================
Earnings per share
 Basic:
  Average shares outstanding                73        73        74        74
------------------------------------------------------------------------------
  Net income (loss)                     $ 0.59    $ 0.76    $ 0.74    $(0.23)
------------------------------------------------------------------------------
 Diluted:
  Average shares outstanding                73        74        75        74
------------------------------------------------------------------------------
Net income (loss)                       $ 0.59    $ 0.75    $ 0.73    $(0.23)
==============================================================================
Net income (loss) includes the
 effect of the following item:
  Operational restructuring
   effects - net<F2>                    $   23    $   (4)   $    -    $  (97)
------------------------------------------------------------------------------

                                                          1996
------------------------------------------------------------------------------
Quarter                                   1st       2nd       3rd       4th
------------------------------------------------------------------------------
Net sales                               $1,662    $1,823    $1,751    $1,736
Gross profit<F1>                           205       227       180       151
Income before cumulative effect of
 accounting change                          17        60        26         1
Cumulative effect of accounting change     (15)        -         -         -
------------------------------------------------------------------------------
Net income                              $    2    $   60    $   26    $    1
==============================================================================
Earnings per share
 Basic:
  Average shares outstanding                64        64        64        64
  Income (loss) before cumulative
   effect of accounting change          $ 0.12    $ 0.81    $ 0.26    $(0.13)
  Cumulative effect of accounting change (0.24)        -         -         -
------------------------------------------------------------------------------
  Net income (loss)                     $(0.12)   $ 0.81    $ 0.26    $(0.13)
------------------------------------------------------------------------------
 Diluted:
  Average shares outstanding                64        75        64        64
  Income (loss) before cumulative
   effect of accounting change          $ 0.12    $ 0.80    $ 0.26    $(0.13)
  Cumulative effect of accounting change (0.24)        -         -         -
------------------------------------------------------------------------------
  Net income (loss)                     $(0.12)   $ 0.80    $ 0.26    $(0.13)
==============================================================================
Net income (loss) includes the effect
 of the following items:
  Operational restructuring
   effects - net<F2>                    $  (23)   $    -    $   -     $    -
  LIFO inventory liquidations                -         3        6         10
------------------------------------------------------------------------------

<F1> Gross profit equals net sales minus cost of products sold (including manufacturing depreciation and amortization).
<F2> Operational restructuring effects are shown net of gains on sales of assets.


    Quarterly Results of Operations for Global Business Units (Unaudited)
       (Shipments in thousands of metric tons, dollars in millions)
Base Materials                                       1997
--------------                  =============================================
                                  1st      2nd      3rd      4th      Total
                                ---------------------------------------------
Aluminum shipments:
 Customer                          102      121      144      146       513
 Internal                          185      194      166      139       684
                                ---------------------------------------------
 Total                             287      315      310      285     1,197
                                ---------------------------------------------
Net sales:
 Customer -- aluminum             $179     $220     $262     $262    $  923
          -- nonaluminum           112       87       82      124       405
 Internal -- aluminum              311      342      290      244     1,187
                                ---------------------------------------------
 Total                            $602     $649     $634     $630    $2,515
                                ---------------------------------------------
Operating income                  $ 66     $ 76     $ 68     $102    $  312
                                =============================================

                                                      1996
                                =============================================
                                  1st      2nd      3rd      4th      Total
                                ---------------------------------------------
Aluminum shipments:
 Customer                          101      118      125      114       458
 Internal                          158      138      138      143       577
                                ---------------------------------------------
 Total                             259      256      263      257     1,035
                                ---------------------------------------------
Net sales:
 Customer -- aluminum             $179     $204     $202     $178    $  763
          -- nonaluminum            91       92      101       89       373
 Internal -- aluminum              273      233      218      220       944
                                ---------------------------------------------
 Total                            $543     $529     $521     $487    $2,080
                                ---------------------------------------------
Operating income                  $ 89     $ 70     $ 51     $ 32    $  242
                                =============================================
=============================================================================
Packaging and Consumer                              1997
----------------------          =============================================
                                  1st      2nd      3rd      4th      Total
                                ---------------------------------------------
Customer aluminum shipments         31       36       33       42        142
Net sales:
 Customer -- aluminum             $170     $201     $194     $232     $  797
          -- nonaluminum           134      145      152      171        602
                                ---------------------------------------------
 Total                            $304     $346     $346     $403     $1,399
                                ---------------------------------------------
Operating income                  $ 21     $ 34     $ 33     $ 53     $  141
                                =============================================

                                                    1996
                                =============================================
                                  1st      2nd      3rd      4th      Total
                                ---------------------------------------------
Customer aluminum shipments         29       35       32      40         136
Net sales:
 Customer -- aluminum             $170     $197     $183    $218      $  768
          -- nonaluminum           128      139      146     172         585
                                ---------------------------------------------
 Total                            $298     $336     $329    $390      $1,353
                                ---------------------------------------------
Operating income                  $ 18     $ 39     $ 36    $ 56      $  149
                                =============================================

    Quarterly Results of Operations for Global Business Units (Unaudited)
        (Shipments in thousands of metric tons, dollars in millions)
Construction and Distribution                       1997
-----------------------------   =============================================
                                  1st      2nd      3rd      4th      Total
                                ---------------------------------------------
Customer aluminum shipments         40       42       42       42        166
Net sales:
 Customer -- aluminum             $144     $155     $158     $157       $614
          -- nonaluminum            83       85       83       77        328
                                ---------------------------------------------
Total                             $227     $240     $241     $234       $942
                                ---------------------------------------------
Operating income                  $  8     $ 14     $ 12     $  7       $ 41
                                =============================================

                                                    1996
                                =============================================
                                  1st      2nd      3rd      4th      Total
                                ---------------------------------------------
Customer aluminum shipments         36       38       39       38      151
Net sales:
 Customer -- aluminum             $145     $150     $154     $151     $600
          -- nonaluminum            91       87       79       75      332
                                ---------------------------------------------
Total                             $236     $237     $233     $226     $932
                                ---------------------------------------------
Operating income                  $  9     $ 11     $ 13     $ 12     $ 45
                                =============================================
=============================================================================
Transportation                                      1997
--------------                  =============================================
                                  1st      2nd      3rd      4th      Total
                                ---------------------------------------------
Customer aluminum shipments         17       17       15       17       66
Customer net sales                $ 89     $ 95     $ 78     $ 91     $353
Operating income (loss)              4        7        -       (1)      10
                                =============================================
                                                    1996
                                =============================================
                                  1st      2nd      3rd      4th      Total
                                ---------------------------------------------
Customer aluminum shipments         13       15       14       16       58
Customer net sales                $ 75     $ 86     $ 80     $ 85     $326
Operating income                     5        5        3        4       17
                                =============================================

            REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholders and Board of Directors
Reynolds Metals Company

We have audited the accompanying consolidated balance sheets of Reynolds Metals Company as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reynolds Metals Company at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."


                                        /s/ Ernst & Young LLP

Richmond, Virginia
February 20, 1998

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning the directors and nominees for directorship, see the information under the caption "Item 1. Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1998. That information is incorporated in this report by reference.

Information concerning executive officers of the Registrant is shown in Part I - Item 4A of this report.


Item 11.     EXECUTIVE COMPENSATION

For information required by this item, see the information under the captions "Item 1. Election of Directors - Board Compensation and Benefits", "Item 1. Election of Directors - Other Compensation", and "Executive Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1998. That information is incorporated in this report by reference.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information required by this item, see the information under the caption "Beneficial Ownership of Securities" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1998. That information (other than that appearing under the caption "Beneficial Ownership of Securities - Stock Ownership Guidelines") is incorporated in this report by reference.


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information required by this item, see the information under the captions "Item 1. Election of Directors - Certain Relationships", "Item 1. Election of Directors - Other Compensation", "Executive Compensation - Pension Plan Table" and "Executive Compensation - Certain Arrangements" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1998. That information is incorporated in this report by reference.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The consolidated financial statements and exhibits listed below are filed as a part of this report.

     (1)  Consolidated Financial Statements:                          Page
                                                                      ----

          Consolidated statement of income -
          Years ended December 31, 1997, 1996 and 1995.                40

          Consolidated balance sheet - December 31, 1997 and 1996.     41

          Consolidated statement of cash flows -
          Years ended December 31, 1997, 1996 and 1995.                42

          Consolidated statement of changes in stockholders' equity -
          Years ended December 31, 1997, 1996 and 1995.                43

          Notes to consolidated financial statements.                  44

          Report of Ernst & Young LLP, Independent Auditors.           67

     (2)  Financial Statement Schedules

          This report omits all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission because they are not required, are inapplicable or the required information has otherwise been given.

          This report omits individual financial statements of Reynolds Metals Company because the restricted net assets (as defined in Accounting Series Release 302) of all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not exceed 25% of the consolidated net assets shown in the consolidated balance sheet as of December 31, 1997.

          This report omits financial statements of all associated companies (20% to 50% owned) because no associated company is individually significant.

     (3)  Exhibits

          EXHIBIT 2      -     None.

          EXHIBIT 3.1     -    Restated Certificate of Incorporation, as
                               amended.

          EXHIBIT 3.2     -    By-laws, as amended.

          EXHIBIT 4.1     -    Restated Certificate of Incorporation.  See
                               EXHIBIT 3.1.

          EXHIBIT 4.2     -    By-Laws.  See EXHIBIT 3.2.

     <F1> EXHIBIT 4.3     -    Indenture dated as of April 1, 1989 (the
                               "Indenture") between Reynolds Metals Company and
                               The Bank of New York, as Trustee, relating to
                               Debt Securities.  (File No. 1-1430, Form 10-Q
                               Report for the Quarter Ended March 31, 1989,
                               EXHIBIT 4(c))
[FN]
_______________________
<F1> Incorporated by reference.

     <F1> EXHIBIT 4.4     -    Amendment No. 1 dated as of November 1, 1991 to
                               the Indenture.  (File No. 1-1430, 1991 Form 10-K
                               Report, EXHIBIT 4.4)

     <F1> EXHIBIT 4.5     -    Rights Agreement dated as of December 1, 1997
                               (the "Rights Agreement") between Reynolds Metals
                               Company and The Chase Manhattan Bank, N.A.
                               (File No. 1-1430, Registration Statement on Form
                               8-A dated December 1, 1997, pertaining to
                               Preferred Stock Purchase Rights, EXHIBIT 1)

     <F1> EXHIBIT 4.6     -    Form of 9-3/8% Debenture due June 15, 1999.
                               (File No. 1-1430, Form 8-K Report dated June 6,
                               1989, EXHIBIT 4)

     <F1> EXHIBIT 4.7     -    Form of Fixed Rate Medium-Term Note.
                               (Registration Statement No. 33-30882 on Form
                               S-3, dated August 31, 1989, EXHIBIT 4.3)

     <F1> EXHIBIT 4.8     -    Form of Floating Rate Medium-Term Note.
                               (Registration Statement No. 33-30882 on Form
                               S-3, dated August 31, 1989, EXHIBIT 4.4)

     <F1> EXHIBIT 4.9     -    Form of Book-Entry Fixed Rate Medium-Term Note.
                               (File No. 1-1430, 1991 Form 10-K Report, EXHIBIT
                               4.15)

     <F1> EXHIBIT 4.10    -    Form of Book-Entry Floating Rate Medium-Term
                               Note.  (File No. 1-1430, 1991 Form 10-K Report,
                               EXHIBIT 4.16)

     <F1> EXHIBIT 4.11    -    Form of 9% Debenture due August 15, 2003.  (File
                               No. 1-1430, Form 8-K Report dated August 16,
                               1991, Exhibit 4(a))

     <F1> EXHIBIT 4.12    -    Articles of Continuance of Societe d'Aluminium
                               Reynolds du Canada, Ltee/Reynolds Aluminum
                               Company of Canada, Ltd. (formerly known as
                               Canadian Reynolds Metals Company, Limited --
                               Societe Canadienne de Metaux Reynolds, Limitee)
                               ("RACC"), as amended.  (File No. 1-1430, 1995
                               Form 10-K Report, EXHIBIT 4.13)

     <F1> EXHIBIT 4.13    -    By-Laws of RACC, as amended.  (File No. 1-1430,
                               Form 10-Q Report for the Quarter Ended March 31,
                               1997, EXHIBIT 4.14)

     <F1> EXHIBIT 4.14    -    Articles of Incorporation of Societe Canadienne
                               de Metaux Reynolds, Ltee/Canadian Reynolds
                               Metals Company, Ltd. ("CRM"), as amended.  (File
                               No. 1-1430, Form 10-Q Report for the Quarter
                               Ended September 30, 1997, EXHIBIT 4.15)

     <F1> EXHIBIT 4.15    -    By-Laws of CRM, as amended.  (File No. 1-1430,
                               Form 10-Q Report for the Quarter Ended September
                               30, 1997, EXHIBIT 4.16)

     <F1> EXHIBIT 4.16    -    Indenture dated as of April 1, 1993 among RACC,
                               Reynolds Metals Company and The Bank of New
                               York, as Trustee.  (File No. 1-1430, Form 8-K
                               Report dated July 14, 1993, EXHIBIT 4(a))
[FN]
_______________________
<F1> Incorporated by reference.

     <F1> EXHIBIT 4.17    -    First Supplemental Indenture, dated as of
                               December 18, 1995 among RACC, Reynolds Metals
                               Company, CRM and The Bank of New York, as
                               Trustee.  (File No. 1-1430, 1995 Form 10-K
                               Report, EXHIBIT 4.18)

     <F1> EXHIBIT 4.18    -    Form of 6-5/8% Guaranteed Amortizing Note due
                               July 15, 2002.  (File No. 1-1430, Form 8-K
                               Report dated July 14, 1993, EXHIBIT 4(d))

          EXHIBIT 9       -    None.

 <F1><F2> EXHIBIT 10.1    -    Reynolds Metals Company 1987 Nonqualified Stock
                               Option Plan.  (Registration Statement No.
                               33-13822 on Form S-8, dated April 28, 1987,
                               EXHIBIT 28.1)

 <F1><F2> EXHIBIT 10.2    -    Reynolds Metals Company 1992 Nonqualified Stock
                               Option Plan.  (Registration Statement No.
                               33-44400 on Form S-8, dated December 9, 1991,
                               EXHIBIT 28.1)

 <F1><F2> EXHIBIT 10.3    -    Reynolds Metals Company Performance Incentive
                               Plan, as amended and restated effective January
                               1, 1996. (File No. 1-1430, Form 10-Q Report for the Quarter Ended March 31, 1995, EXHIBIT 10.4)

 <F1><F2> EXHIBIT 10.4    -    Agreement dated December 9, 1987 between
                               Reynolds Metals Company and Jeremiah J. Sheehan.
                               (File No. 1-1430, 1987 Form 10-K Report, EXHIBIT
                               10.9)

 <F1><F2> EXHIBIT 10.5    -    Supplemental Death Benefit Plan for Officers.
                               (File No. 1-1430, 1986 Form 10-K Report, EXHIBIT
                               10.8)

 <F1><F2> EXHIBIT 10.6    -    Financial Counseling Assistance Plan for
                               Officers.  (File No. 1-1430, 1987 Form 10-K
                               Report, EXHIBIT 10.11)

 <F1><F2> EXHIBIT 10.7    -    Management Incentive Deferral Plan.  (File No.
                               1-1430, 1987 Form 10-K Report, EXHIBIT 10.12)

 <F1><F2> EXHIBIT 10.8    -    Deferred Compensation Plan for Outside Directors
                               as Amended and Restated Effective December 1,
                               1993.  (File No. 1-1430, 1993 Form 10-K Report,
                               EXHIBIT 10.12)

 <F1><F2> EXHIBIT 10.9    -    Form of Indemnification Agreement for Directors
                               and Officers. (File No. 1-1430, Form 8-K Report dated April 29, 1987, EXHIBIT 28.3)

[FN]
____________________________
<F1> Incorporated by reference.
<F2> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

     <F2> EXHIBIT 10.10   -    Form of Executive Severance Agreement as amended
                               between Reynolds Metals Company and key
                               executive personnel, including each of the individuals listed in Item 4A of this report.

 <F1><F2> EXHIBIT 10.11   -    Amendment to Reynolds Metals Company 1987
                               Nonqualified Stock Option Plan effective May 20,
                               1988. (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1988, EXHIBIT 19(a))

 <F1><F2> EXHIBIT 10.12   -    Amendment to Reynolds Metals Company 1987
                               Nonqualified Stock Option Plan effective October
                               21, 1988.  (File No. 1-1430, Form 10-Q Report
                               for the Quarter Ended September 30, 1988,
                               EXHIBIT 19(a))

 <F1><F2> EXHIBIT 10.13   -    Amendment to Reynolds Metals Company 1987
                               Nonqualified Stock Option Plan effective January
                               1, 1987.  (File No. 1-1430, 1988 Form 10-K
                               Report, EXHIBIT 10.22)

 <F1><F2> EXHIBIT 10.14   -    Form of Stock Option and Stock Appreciation
                               Right Agreement, as approved February 16, 1990 by the Compensation Committee of the Company's
                               Board of Directors.  (File No. 1-1430, 1989 Form
                               10-K Report, EXHIBIT 10.24)

 <F1><F2> EXHIBIT 10.15   -    Amendment to Reynolds Metals Company 1987
                               Nonqualified Stock Option Plan effective January
                               18, 1991.  (File No. 1-1430, 1990 Form 10-K
                               Report, EXHIBIT 10.26)

 <F1><F2> EXHIBIT 10.16   -    Form of Stock Option Agreement, as approved
                               April 22, 1992 by the Compensation Committee of the Company's Board of Directors. (File No.
                               1-1430, Form 10-Q Report for the Quarter Ended
                               March 31, 1992, EXHIBIT 28(a))

 <F1><F2> EXHIBIT 10.17   -    Reynolds Metals Company Restricted Stock Plan
                               for Outside Directors.  (Registration Statement
                               No. 33-53851 on Form S-8, dated May 27, 1994,
                               EXHIBIT 4.6)

 <F1><F2> EXHIBIT 10.18   -    Reynolds Metals Company New Management Incentive
                               Deferral Plan.  (File No. 1-1430, Form 10-Q
                               Report for the Quarter Ended June 30, 1994,
                               EXHIBIT 10.30)

 <F1><F2> EXHIBIT 10.19   -    Reynolds Metals Company Salary Deferral Plan for
                               Executives.  (File No. 1-1430, Form 10-Q Report
                               for the Quarter Ended June 30, 1994, EXHIBIT
                               10.31)

 <F1><F2> EXHIBIT 10.20   -    Reynolds Metals Company Supplemental Long Term
                               Disability Plan for Executives.  (File No.
                               1-1430, Form 10-Q Report for the Quarter Ended
                               June 30, 1994, EXHIBIT 10.32)
[FN]
____________________________
<F1> Incorporated by reference.
<F2> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

 <F1><F2> EXHIBIT 10.21   -    Amendment to Reynolds Metals Company 1987
                               Nonqualified Stock Option Plan effective August
                               19, 1994.  (File No. 1-1430, Form 10-Q Report
                               for the Quarter Ended September 30, 1994,
                               EXHIBIT 10.34)

 <F1><F2> EXHIBIT 10.22   -    Amendment to Reynolds Metals Company 1992
                               Nonqualified Stock Option Plan effective August
                               19, 1994.  (File No. 1-1430, Form 10-Q Report
                               for the Quarter Ended September 30, 1994,
                               EXHIBIT 10.35)

 <F1><F2> EXHIBIT 10.23   -    Amendment to Reynolds Metals Company New
                               Management Incentive Deferral Plan effective
                               January 1, 1995.  (File No. 1-1430, 1994 Form
                               10-K Report, EXHIBIT 10.36)

 <F1><F2> EXHIBIT 10.24   -    Form of Split Dollar Life Insurance Agreement
                               (Trustee Owner, Trustee Pays Premiums).  (File
                               No. 1-1430, Form 10-Q Report for the Quarter
                               Ended June 30, 1995, EXHIBIT 10.34)

 <F1><F2> EXHIBIT 10.25   -    Form of Split Dollar Life Insurance Agreement
                               (Trustee Owner, Employee Pays Premium).  (File
                               No. 1-1430, Form 10-Q Report for the Quarter
                               Ended June 30, 1995, EXHIBIT 10.35)

 <F1><F2> EXHIBIT 10.26   -    Form of Split Dollar Life Insurance Agreement
                               (Employee Owner, Employee Pays Premium).  (File
                               No. 1-1430, Form 10-Q Report for the Quarter
                               Ended June 30, 1995, EXHIBIT 10.36)

 <F1><F2> EXHIBIT 10.27   -    Form of Split Dollar Life Insurance Agreement
                               (Third Party Owner, Third Party Pays Premiums).
                               (File No. 1-1430, Form 10-Q Report for the
                               Quarter Ended June 30, 1995, EXHIBIT 10.37)

 <F1><F2> EXHIBIT 10.28   -    Form of Split Dollar Life Insurance Agreement
                               (Third Party Owner, Employee Pays Premiums).
                               (File No. 1-1430, Form 10-Q Report for the
                               Quarter Ended June 30, 1995, EXHIBIT 10.38)

 <F1><F2> EXHIBIT 10.29   -    Reynolds Metals Company 1996 Nonqualified Stock
                               Option Plan.  (Registration Statement No.
                               333-03947 on Form S-8, dated May 17, 1996,
                               EXHIBIT 4.6)

 <F1><F2> EXHIBIT 10.30   -    Amendment to Reynolds Metals Company 1992
                               Nonqualified Stock Option Plan effective January
                               1, 1993.  (Registration Statement No. 333-03947
                               on Form S-8, dated May 17, 1996, EXHIBIT 99)

 <F1><F2> EXHIBIT 10.31   -    Form of Stock Option Agreement, as approved May
                               17, 1996 by the Compensation Committee of the Company's Board of Directors. (File No. 1-1430,
                               Form 10-Q Report for the Quarter Ended June 30,
                               1996, EXHIBIT 10.41)

[FN]
____________________________
<F1> Incorporated by reference.
<F2> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

 <F1><F2> EXHIBIT 10.32   -    Form of Three Party Stock Option Agreement, as
                               approved May 17, 1996 by the Compensation
                               Committee of the Company's Board of Directors.
                               (File No. 1-1430, Form 10-Q Report for the
                               Quarter Ended June 30, 1996, EXHIBIT 10.42)

 <F1><F2> EXHIBIT 10.33   -    Stock Option Agreement dated August 30, 1996
                               between Reynolds Metals Company and Jeremiah J.
                               Sheehan.  (File No. 1-1430, Form 10-Q Report for
                               the Quarter Ended September 30, 1996, EXHIBIT
                               10.43)

 <F1><F2> EXHIBIT 10.34   -    Amendment to Deferred Compensation Plan for
                               Outside Directors effective August 15, 1996.
                               (File No. 1-1430, Form 10-Q Report for the
                               Quarter Ended September 30, 1996, EXHIBIT 10.44)


 <F1><F2> EXHIBIT 10.35   -    Amendment to Reynolds Metals Company New
                               Management Incentive Deferral Plan effective
                               January 1, 1996.  (File No. 1-1430, 1996 Form
                               10-K Report, EXHIBIT 10.38)

 <F1><F2> EXHIBIT 10.36   -    Amendment to Reynolds Metals Company Performance
                               Incentive Plan effective January 1, 1996. (File
                               No. 1-1430, 1996 Form 10-K Report, EXHIBIT
                               10.39)

 <F1><F2> EXHIBIT 10.37   -    Reynolds Metals Company Supplemental Incentive
                               Plan. (File No. 1-1430, 1996 Form 10-K Report,
                               EXHIBIT 10.40)

 <F1><F2> EXHIBIT 10.38   -    Reynolds Metals Company Stock Plan for Outside
                               Directors. (File No. 1-1430, 1996 Form 10-K
                               Report, EXHIBIT 10.41)

 <F1><F2> EXHIBIT 10.39   -    Special Executive Severance Package for Certain
                               Employees who Terminate Employment between
                               January 1, 1997 and June 30, 1998, as approved
                               by the Compensation Committee of the Company's
                               Board of Directors on January 17, 1997.  (File
                               No. 1-1430, 1996 Form 10-K Report, EXHIBIT
                               10.42)

 <F1><F2> EXHIBIT 10.40   -    Special Award Program for Certain Executives or
                               Key Employees, as approved by the Compensation
                               Committee of the Company's Board of Directors on January 17, 1997. (File No. 1-1430, 1996 Form
                               10-K Report, EXHIBIT 10.43)

     <F2> EXHIBIT 10.41   -    Amendment to Reynolds Metals Company 1996
                               Nonqualified Stock Option Plan effective
                               December 1, 1997.

     <F2> EXHIBIT 10.42   -    Amendment to Reynolds Metals Company Restricted
                               Stock Plan for Outside Directors effective
                               December 1, 1997.

          EXHIBIT 11      -    Omitted; see Item 8 for computation of earnings
                               per share

          EXHIBIT 12      -    Not applicable

          EXHIBIT 13      -    Not applicable

[FN]
____________________________
<F1> Incorporated by reference.
<F2> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

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

(b)  Reports on Form 8-K

     During the fourth quarter of 1997, the Registrant filed three Current Reports on Form 8-K with the Commission. The Registrant reported on the Form 8-K dated December 15, 1997 that (i) it had determined to keep and grow its packaging and consumer products business, (ii) it was discussing a potential agreement with Ball Corporation for the sale of substantially all of Reynolds' global can business, and (iii) if the sale of the can business is completed, the Registrant expects to apply a substantial portion of the proceeds to a stock repurchase program. The Registrant reported on the Form 8-K dated December 29, 1997 that the U.S. Justice Department had filed suit to block the proposed sale of the Registrant's Alloys complex in North Alabama to Alcoa. The Registrant reported on the Form 8-K dated December 30, 1997, that Alcoa had withdrawn from the Alloys complex transaction. All of the foregoing matters were reported under
     Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REYNOLDS METALS COMPANY


                                     By /s/ Jeremiah J. Sheehan
                                        ----------------------------------
                                        Jeremiah J. Sheehan, Chairman of
                                        the Board and Chief Executive Officer

                                     Date   March 25, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By  /s/ Henry S. Savedge, Jr.             By  /s/ Jeremiah J. Sheehan
   -----------------------------------       ---------------------------------
    Henry S. Savedge, Jr., Director           Jeremiah J. Sheehan, Director
    Executive Vice President and              Chairman of the Board and
    Chief Financial Officer                   Chief Executive Officer
    (Principal Financial Officer)             (Principal Executive Officer)

Date  March 27, 1998                      Date  March 27, 1998



By  <F1>Patricia C. Barron                By <F1>John R. Hall
   -----------------------------------       ---------------------------------
    Patricia C. Barron, Director              John R. Hall, Director


Date  March 27, 1998                      Date  March 27, 1998



By  <F1>Robert L. Hintz                      By  <F1>William H. Joyce
   -----------------------------------       ---------------------------------
    Robert L. Hintz, Director                 William H. Joyce, Director


Date  March 27, 1998                      Date  March 27, 1998



By  <F1>Mylle Bell Mangum                    By  <F1>D. Larry Moore
   -----------------------------------       ---------------------------------
    Mylle Bell Mangum, Director               D. Larry Moore, Director


Date  March 27, 1998                      Date  March 27, 1998

By  /s/ Randolph N. Reynolds              By  <F1>James M. Ringler
   -----------------------------------       ---------------------------------
    Randolph N. Reynolds, Director            James M. Ringler, Director


Date  March 27, 1998                      Date  March 27, 1998



By  <F1>Samuel C. Scott, III                 By  <F1>Joe B. Wyatt
   -----------------------------------       ---------------------------------
    Samuel C. Scott, III, Director            Joe B. Wyatt, Director


Date  March 27, 1998                      Date  March 27, 1998



By  /s/ Allen M. Earehart
   ----------------------------------
     Allen M. Earehart,
     Vice President, Controller
     (Principal Accounting Officer)


Date  March 27, 1998


[FN]
<F1> By /s/ D. Michael Jones
     _____________________________________
     D. Michael Jones, Attorney-in-Fact

Date  March 27, 1998