Form 10-Q
period 1998-03-31
REYNOLDS METALS CO
filed 1998-05-13
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1998

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





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of April 30, 1998, the Registrant had 72,003,415 shares of
Common Stock, no par value, outstanding and entitled to vote.

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)     (millions, except per share
                                                           amounts)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Quarters ended March 31                                 1998      1997
-----------------------------------------------------------------------------
REVENUES                                               $1,532    $1,624

COSTS AND EXPENSES
 Cost of products sold                                  1,251     1,360
 Selling, administrative and general expenses              93       102
 Depreciation and amortization                             70        93
 Interest                                                  34        39
 Operational restructuring effects - net                    -       (38)
-----------------------------------------------------------------------------
                                                        1,448     1,556
-----------------------------------------------------------------------------

EARNINGS
 Income before income taxes                                84        68
 Taxes on income                                           26        25
-----------------------------------------------------------------------------

NET INCOME                                             $   58    $   43
=============================================================================

EARNINGS PER SHARE
 Basic:
   Average shares outstanding                              73        73
   Net income                                          $ 0.78    $ 0.59

 Diluted:
   Average shares outstanding                              74        74
   Net income                                          $ 0.78    $ 0.59
=============================================================================

CASH DIVIDENDS PER COMMON SHARE                        $ 0.35    $ 0.35
=============================================================================

See notes beginning on page 6.


CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)         (millions)
-----------------------------------------------------------------------------
                                                  March 31    December 31
-----------------------------------------------------------------------------
                                                    1998         1997
-----------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                         $   47       $   70
 Receivables, less allowances of $17 (1997 - $16)   1,014        1,015
 Inventories                                          731          744
 Prepaid expenses and other                           171          165
-----------------------------------------------------------------------------
   Total current assets                             1,963        1,994
Unincorporated joint ventures and associated
 companies                                          1,395        1,381
Property, plant and equipment                       6,494        6,533
Less allowances for depreciation and
 amortization                                       3,585        3,579
-----------------------------------------------------------------------------
                                                    2,909        2,954
Deferred taxes and other assets                       929          897
-----------------------------------------------------------------------------
Total assets                                       $7,196       $7,226
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, accrued and other liabilities   $  961       $1,074
 Short-term borrowings                                181           67
 Long-term debt                                       124          142
-----------------------------------------------------------------------------
   Total current liabilities                        1,266        1,283
Long-term debt                                      1,595        1,501
Postretirement benefits                             1,038        1,043
Environmental, deferred taxes and other
 liabilities                                          658          660
Stockholders' equity:
 Common stock                                       1,523        1,521
 Retained earnings                                  1,285        1,253
 Treasury stock, at cost                             (126)           -
 Accumulated other comprehensive income               (43)         (35)
-----------------------------------------------------------------------------
   Total stockholders' equity                       2,639        2,739
-----------------------------------------------------------------------------
Contingent liabilities (Note 8)
Total liabilities and stockholders' equity         $7,196       $7,226
=============================================================================

See notes beginning on page 6.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)         (millions)
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Quarters ended March 31                            1998        1997
----------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                       $  58       $  43
 Adjustments to reconcile to net cash used in
  operating activities:
   Depreciation and amortization                     70          93
   Operational restructuring effects                  -         (38)
   Changes in operating assets and liabilities
    net of effects of dispositions:
    Accounts payable, accrued and other
     liabilities                                   (111)         18
    Receivables                                     (17)       (107)
    Inventories                                       -         (63)
    Other                                           (48)         (7)
----------------------------------------------------------------------------
Net cash used in operating activities               (48)        (61)

INVESTING ACTIVITIES
 Capital investments:
   Operational                                      (28)        (23)
   Strategic                                        (29)        (40)
 Sales of assets - operational restructuring         39         177
 Other                                               (1)         (3)
----------------------------------------------------------------------------
Net cash provided by (used in) investing
 activities                                         (19)        111

FINANCING ACTIVITIES
 Increase (decrease) in short-term borrowings       117         (30)
 Proceeds from long-term debt                       100           -
 Reduction of long-term debt                        (23)        (15)
 Cash dividends paid                                (26)        (22)
 Stock issues (repurchases) and other- net         (124)         24
----------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                          44         (43)

CASH AND CASH EQUIVALENTS
 Net increase (decrease)                            (23)          7
 At beginning of period                              70          38
----------------------------------------------------------------------------

At end of period                                  $  47       $  45
============================================================================
See notes beginning on page 6.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Quarters ended March 31                       1998       1997
----------------------------------------------------------------------------
SHARES (thousands):
 Common stock
   Balance at January 1                      73,909     72,719
   Issued under employee benefit plans           33        222
----------------------------------------------------------------------------
   Balance at March 31                       73,942     72,991
============================================================================

 Treasury stock
   Balance at January 1                           -          -
   Purchased and held as Treasury stock      (2,004)         -
----------------------------------------------------------------------------
   Balance at March 31                       (2,004)         -
----------------------------------------------------------------------------
 Net common shares outstanding               71,938     72,991
============================================================================

DOLLARS (millions):
 Common stock
   Balance at January 1                      $1,521     $1,451
   Issued under employee benefit plans            2         12
----------------------------------------------------------------------------
   Balance at March 31                       $1,523     $1,463
============================================================================

 Retained earnings
   Balance at January 1                      $1,253     $1,220
   Net income                                    58         43
   Cash dividends declared for common stock     (26)       (26)
----------------------------------------------------------------------------
   Balance at March 31                       $1,285     $1,237
============================================================================

 Treasury stock
   Balance at January 1                      $    -          -
   Purchased and held as Treasury stock        (126)         -
----------------------------------------------------------------------------
   Balance at March 31                       $ (126)         -
============================================================================

 Accumulated other comprehensive income
   Balance at January 1                      $  (35)    $  (37)

   Foreign currency translation adjustments      (9)       (26)
   Income taxes                                   1          2
                                           --------------------------------
   Other comprehensive income                    (8)       (24)
----------------------------------------------------------------------------
   Balance at March 31                       $  (43)    $  (61)
============================================================================
 Total stockholders' equity                  $2,639     $2,639
============================================================================

COMPREHENSIVE INCOME (millions):
 Net income                                  $   58     $   43
 Other comprehensive income                      (8)       (24)
----------------------------------------------------------------------------
 Comprehensive income                        $   50     $   19
============================================================================
See notes beginning on page 6.

      REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Quarters Ended March 31, 1998 and 1997


1.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period of 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain amounts have been reclassified to conform to the 1998 presentation.


2.  ACCOUNTING POLICIES
COMPREHENSIVE INCOME
In the first quarter of 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net income or stockholders' equity. Statement No. 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130. The presentation of comprehensive income is included in the Consolidated Statement of Changes in Stockholders' Equity.

ACCOUNTING FOR THE COSTS OF DEVELOPING OR OBTAINING INTERNAL-USE
SOFTWARE
In the first quarter of 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires qualifying computer software costs incurred in connection with obtaining or developing software for internal use to be capitalized. The Company currently expenses such internal costs as incurred. The Company plans to adopt the SOP in 1999 on a prospective basis when it becomes effective.

REPORTING ON THE COSTS OF START-UP ACTIVITIES
Early in the second quarter of 1998, AcSEC also issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for 1999; however, early application is encouraged.
The Company plans to adopt this SOP in the second quarter of 1998 and apply it retroactively to January 1, 1998. The Company expects to recognize a cumulative effect of accounting change charge of approximately $20 million in the restated first quarter of 1998 financial statements. The effect on "income before cumulative effect of accounting change" in the first quarter of 1998 Consolidated Statement of Income is not expected to be material.


3.  OPERATIONAL RESTRUCTURING
In the first quarter of 1998, the Company sold its U.S. recycling operations and its Canadian extrusion facilities. These transactions had no material impact for the quarter.

Early in the second quarter of 1998, the Company announced it had reached an agreement for the sale of substantially all of its global can operations. The agreement is subject to regulatory approvals, third party consents and completion of transaction financing by the purchaser. The Company expects to complete this transaction in the second half of 1998. The sale includes North American can operations, which consist of 14 can plants and two end plants. It also includes a 34.9% interest in Latas de Aluminio S.A. (Latasa), which operates can facilities in Brazil, Chile and Argentina, subject to third party consents from Latasa stockholders and lenders. The Company expects to realize proceeds from the transaction of approximately $820 million and an after-tax gain in the range of approximately $160 million to $170 million. The sale does not include the Company's can machinery operations or its 27.5% interest in United Arab Can Manufacturing Company, Ltd.

Also early in the second quarter of 1998, the Company announced it had reached an agreement to sell its European rolling mill operations. The transaction is subject to the execution of definitive agreements, regulatory approvals and other customary closing conditions. The Company expects to complete this transaction in the second quarter of 1998.

The Company is also negotiating to sell its sheet and plate plant in Illinois. The Company continues to evaluate its alternatives for its Alabama can stock complex, including selling the complex, which may result in a loss.

The carrying amount for assets expected to be sold was approximately $1.0 billion at March 31, 1998. The operating income related to the assets expected to be sold was approximately $50 million for the first quarter of 1998. This amount includes approximately $20 million for the ceasing of depreciation of assets to be sold, as required by current accounting rules.

The Company plans to use the proceeds from expected asset sales in 1998 to repurchase shares of common stock and to repay debt.

In the first quarter of 1997, the Company sold its U.S.
residential construction products operations. A pre-tax gain of $38 million was recognized on the sale.


4.  EARNINGS PER SHARE
The following shows net income and a reconciliation of average shares for the basic and diluted earnings per share computations.

                                     Quarters ended March 31
                                  -----------------------------
                                        1998         1997
                                  -----------------------------
Income (numerator):
 Net income (Basic and Diluted)             $58          $43

Average shares (denominator):
 Basic                               73,174,000   72,872,000
 Effect of dilutive securities:
   Stock options                        372,000      508,000
                                  -----------------------------
 Diluted                             73,546,000   73,380,000
                                  -----------------------------

Per share amount for net income:
 Basic earnings per share                 $0.78        $0.59
 Diluted earnings per share               $0.78        $0.59

Antidilutive securities excluded:
 Stock options                        1,484,000      861,000

5.  FINANCING ARRANGEMENTS
In the first quarter of 1998, the Company borrowed $100 million under its Canadian credit facility. The borrowing bears interest at a variable rate (6.0% at March 31, 1998) and requires repayment in a lump sum in 2001.


6.  STOCKHOLDERS' EQUITY
In the first quarter of 1998, the Company repurchased two million shares of its common stock at market prices. The cost of the repurchase was $126 million.

Authority to repurchase up to 18 million shares of common stock became effective in the second quarter of 1998 with the signing of the definitive agreement for the sale of the Company's global can operations. This repurchase authorization includes the five million share repurchase program announced in the first quarter of 1998 and it extends to December 31, 2000.

7.  COMPANY OPERATIONS

                                         Packaging  Construction
                                Base        and         and                                             Reconciling
First Quarter 1998            Materials   Consumer  Distribution  Transportation  Restructuring   Other    Items     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Customer aluminum shipments      145          30           46            16             97          28          -          362
Internal aluminum shipments       99           -            -             -              2          45       (146)           -
-----------------------------------------------------------------------------------------------------------------------------------
Total aluminum shipments         244          30           46            16             99          73       (146)         362
Customer revenues:
     Aluminum                   $247        $175         $165           $87           $419        $ 87      $   -       $1,180
     Nonaluminum                 115         136           82             -              5          14          -          352
Intersegment revenues -
 aluminum                        163           -            -             -              7         123       (293)           -
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                  $525        $311         $247           $87           $431        $224      $(293)      $1,532
===================================================================================================================================
Operating income (loss)         $ 79        $ 22         $  8           $ -           $ 49        $(43)     $   3       $  118
Interest expense                                                                                                            34
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                                              $   84
===================================================================================================================================

First Quarter 1997
-----------------------------------------------------------------------------------------------------------------------------------
Customer aluminum shipments     102           31           40            17            154          46          -          390
Internal aluminum shipments     185            -            -             -              2          45       (232)           -
-----------------------------------------------------------------------------------------------------------------------------------
Total aluminum shipments        287           31           40            17            156          91       (232)         390
Customer revenues:
     Aluminum                  $179         $170         $144           $89           $541        $136       $  -       $1,259
     Nonaluminum                112          134           83             -             24          12          -          365
Intersegment revenues -
 aluminum                       311            -            -             -              8         115       (434)           -
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                 $602         $304         $227           $89           $573        $263      $(434)      $1,624
===================================================================================================================================
Operating income (loss)        $ 66         $ 21         $  8           $ 4           $ 14        $(38)     $  32       $  107
Interest expense                                                                                                            39
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                                              $   68
===================================================================================================================================

RECONCILING ITEMS
Reconciling items consist of the following:

                                           Quarters ended March 31
                                          --------------------------
                                              1998        1997
                                          --------------------------
Operating income (loss):
 Inventory accounting adjustments              $3         $(6)
 Operational restructuring effects - net        -          38
                                          --------------------------
                                               $3         $32
                                          ==========================

Inventory accounting adjustments are the elimination of unrealized profits on sales between global business units.


8.  CONTINGENT LIABILITIES
As previously disclosed in the Company's 1997 Form 10-K, the Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party (PRP), with others, at various Environmental Protection Agency-designated Superfund sites. The Company has recorded amounts (on an undiscounted basis) which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements.

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


9. CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY OF CANADA, LTD.
Financial statements and financial statement schedules for Canadian Reynolds Metals Company, Ltd. and Reynolds Aluminum Company of Canada, Ltd. have been omitted because certain securities registered under the Securities Act of 1933, of which these entities are obligors (thus subjecting them to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by Reynolds Metals Company. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the footnotes to the financial statements of Reynolds Metals Company. Summarized financial information is as follows:

9.  CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM
    COMPANY OF CANADA, LTD. - continued

Canadian Reynolds Metals Company, Ltd.
                                   Quarters ended March 31
                                 ---------------------------
                                    1998         1997
                                 ---------------------------
Net Sales:
  Customers                         $ 93        $ 45
  Parent and related companies       131         190
                                 ---------------------------
                                    $224        $235

Cost of products sold                185         188

Net income                          $ 28        $ 29

                                  March 31     December 31
                                    1998          1997
                                 ---------------------------
Current assets                     $  298       $  179
Noncurrent assets                   1,197        1,206
Current liabilities                  (114)        (148)
Noncurrent liabilities               (516)        (415)

Reynolds Aluminum Company of Canada, Ltd.

                                  Quarters ended March 31
                                 ---------------------------
                                    1998         1997
                                 ---------------------------
Net Sales:
  Customers                        $119         $119
  Parent and related companies      125          176
                                 ---------------------------
                                   $244         $295

Cost of products sold               201          244

Net income                         $ 29         $ 28

                                March 31     December 31
                                  1998           1997
                                 ---------------------------

Current assets                   $  247       $  208
Noncurrent assets                 1,257        1,276
Current liabilities                 (77)        (111)
Noncurrent liabilities             (546)        (445)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1997 Form 10-K along with the consolidated financial statements and related footnotes included in and referred to in this report. In the tables, dollars are in millions, except per share and per pound amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.

Management's Discussion and Analysis contains forecasts, projections, estimates, statements of management's plans and objectives for the Company and other forward-looking statements. Please refer to the "Risk Factors" section beginning on page 19, where we have summarized factors that could cause actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.


RESULTS OF OPERATIONS
---------------------

Several factors contributed to our strong results for the first quarter of 1998. Increased sales volumes and lower conversion costs in our ongoing operations, lower selling, administrative and general expenses, and lower interest expense were the major contributors to our improved results. In addition, income includes a favorable effect from ceasing to depreciate assets held for sale.

                                                    First Quarter
                                                  1998        1997
                                               ----------------------
Net income                                         $58         $43
Special items included in net income:
 Operational restructuring effects - net             -          23

Earnings per share - basic                       $0.78       $0.59
Special items included in earnings per share:
 Operational restructuring effects - net             -        0.32

Average realized prices per pound:
 Primary aluminum                                $0.77       $0.80
 Fabricated aluminum products                     1.88        1.72


Operational restructuring effects in the first quarter of 1997 resulted from a gain on the sale of our U.S. residential construction products business.

---------------------
GLOBAL BUSINESS UNITS

Base Materials
                                              First Quarter
                                              1998      1997
                                         ------------------------
Aluminum shipments:
 Customer                                      145       102
 Internal                                       99       185
                                         ------------------------
 Total                                         244       287
                                         ========================

Revenues:
 Customer - aluminum                          $247      $179
          - nonaluminum                        115       112
 Internal - aluminum                           163       311
                                         ------------------------
 Total                                        $525      $602
                                         ========================

Operating income                             $  79     $  66
                                         ========================

The increase in customer aluminum shipments in the first quarter of 1998 reflected continuing strong demand for our rod, foundry and billet products. Our available supply to meet customer needs increased because we no longer need to supply internally those downstream fabricating operations that have been sold. Our internal shipments declined because of sold operations.

In addition to reflecting the changes in shipping volume, aluminum revenues were adversely affected in the first quarter of 1998 by lower prices for primary aluminum. We believe prices were lower mainly because of the economic uncertainty in Asia during the past several months.

Higher sales of alumina led to the increase in nonaluminum revenues. The additional supply was made possible by significant improvements in production and capacity utilization at our Sherwin, Texas alumina plant.

Operating income improved in the first quarter of 1998 because of:

-    higher customer shipments
-    significant cost reductions, particularly in alumina operations
-    lower costs for certain raw materials

These benefits were partially offset by:

-    lower internal shipments
-    lower prices for primary aluminum
-    restart costs at our primary aluminum plants
-    lower technical services income

Results in both periods were negatively affected by temporarily curtailed capacity at our U.S. primary aluminum plants. In the first quarter of 1998, we restarted limited production at our plant in Troutdale, Oregon and began the process of restarting 47,000 metric tons of production at our plant in Longview, Washington. Early in the second quarter of 1998, we decided to restart our remaining 135,000 metric tons

---------------------
GLOBAL BUSINESS UNITS - continued

Base Materials - continued
of idled primary aluminum capacity. This includes 41,000 metric tons at our Massena, New York plant and 94,000 metric tons at our Troutdale, Oregon plant. We expect these restarts to begin in the third quarter and be substantially completed by the end of 1998.

We decided to restart our idled primary aluminum capacity because of our outlook for continued strong demand in the aluminum market. We are projecting aluminum consumption growth of 2.5% to 4% for the next several years.

Packaging and Consumer
                                              First Quarter
                                           ---------------------
                                              1998      1997
                                           ---------------------
Customer aluminum shipments                     30        31

Revenues:
 Customer - aluminum                          $175      $170
          - nonaluminum                        136       134
                                           ---------------------
 Total                                        $311      $304
                                           =====================

Operating income                              $ 22      $ 21
                                           =====================

Shipments of packaging and consumer products were essentially flat in the first quarter of 1998 as compared to the same period in 1997.

Higher prices for aluminum packaging products and higher sales of nonaluminum packaging products contributed to the revenue increase.

Operating income benefited from higher aluminum prices and lower material costs. Higher development and marketing costs for new consumer products that will be introduced in 1998 offset these benefits. The new consumer products include Hot Bags, which are designed for cooking meals in a foil pouch, and Wrappers foil sheets. Shipments of both products should begin in the second quarter of 1998.

---------------------
GLOBAL BUSINESS UNITS - continued

Construction and Distribution

                                              First Quarter
                                           ---------------------
                                              1998      1997
                                           ---------------------
Customer aluminum shipments                     46        40

Revenues:
 Customer - aluminum                          $165      $144
        - nonaluminum                           82        83
                                           ---------------------
 Total                                        $247      $227
                                           =====================

Operating income                              $  8      $  8
                                           =====================

Shipments increased in the first quarter of 1998 for both construction and distribution aluminum products. The increase in construction products was principally in European markets.
Shipments were higher for all of our major aluminum distribution products (plate, sheet and extrusions) due to strong demand in our major domestic markets.

The increase in aluminum revenues reflects the higher shipping volumes and higher prices for construction and distribution products.

Nonaluminum revenues were essentially flat despite a 6% increase in stainless steel shipments. Demand was especially strong for sheet, pipe and tube products. The effect of the higher shipping volume was mostly offset by lower prices for stainless steel products. Prices for these products continue to be under pressure due to high imports and strong competition. Nonaluminum revenues also decreased in 1998 because we completed a composite material contract with a trailer manufacturer in 1997.

Operating income was flat as the benefits from the higher shipping volume were generally offset by higher marketing costs for expansions into new European construction product markets and the effect of the contract completion in 1997 with the trailer manufacturer. The effect of lower prices for stainless steel products was mostly offset by lower prices for raw materials.

Transportation
                                              First Quarter
                                           ---------------------
                                              1998      1997
                                           ---------------------
Customer aluminum shipments                     16        17

Customer revenues                              $87       $89
Operating income                                 -         4
                                           =====================

Slightly lower shipments in the first quarter of 1998 were primarily due to lower sales of aluminum bumpers at our Indiana plant, resulting from the fulfillment of a customer contract that we expect to replace in 1999. Aluminum wheel and heat exchanger shipments were about even with last year.

The decline in revenues reflects the lower shipping volume.

Transportation - continued
Lower shipping volume, lower capacity utilization and wheel plant start-up costs led to the reduction in operating income.

Restructuring
The decline in shipments and revenues in the first quarter of 1998 was due to the sale of operations in 1997. Operating income improved because we ceased to depreciate assets held for sale, as required by current accounting rules.
Higher prices for aluminum plate products also increased operating income.

For additional information concerning the global business units, see Note 7 to the consolidated financial statements.


INTEREST EXPENSE
Interest expense decreased in the first quarter of 1998 compared to the first quarter of 1997 because of lower amounts of debt outstanding.


TAXES ON INCOME
The effective tax rates reflected in the income statement differ from the U.S. federal statutory rate principally because of the following:

-    foreign taxes at different rates
-    the effects of percentage depletion allowances


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL

                                                  March 31     December 31
                                                    1998           1997
                                                --------------------------
Working capital                                     $677           $711
Ratio of current assets to current liabilities     1.6/1          1.6/1


OPERATING ACTIVITIES
Cash provided from operations in the first quarter of 1998 was supplemented with funds from financing activities. We used these funds principally to reduce accounts payable, accrued and other liabilities.

-------------------------------
INVESTING ACTIVITIES
Capital investments totaled $57 million in the first quarter of 1998. This amount includes $28 million for operating requirements (replacement equipment, environmental control projects, etc.). The remainder was for strategic projects
(performance improvements, investments, etc.) principally carried forward from 1997, including:

-    the expansion of the Worsley Alumina Refinery in Australia
-    the modernization of our U.S. foil plants
- the modification of our Indiana automotive components plant to produce engine cradles

In addition, we are expanding our forged wheel plant in Virginia.
The expansion will cost approximately $32 million and is expected to be substantially completed in late 1998.

We expect capital investments in 1998 to total $350 million. Approximately 47% of this amount will be used for operating requirements. We plan to use the remainder for those strategic projects already underway. We expect to fund our capital investments in 1998 with cash generated from operations.


FINANCING ACTIVITIES
The significant financing activities for the first quarter of 1998 were:

-    an increase in short-term borrowings of $117 million
- a borrowing of $100 million under our Canadian credit facility (see Note 5)
-    the repurchase of common stock (see Note 6)

We used the proceeds from borrowings to repurchase common stock and to supplement cash provided from operations.


PORTFOLIO REVIEW
In the first quarter of 1998, we completed the sales of our U.S. recycling and Canadian extrusion operations. We have agreed to sell our European rolling operations. We are negotiating to sell our sheet and plate plant in Illinois. We continue to evaluate our alternatives for our Alabama can stock complex, including selling it which may result in a loss.

We have also agreed to sell substantially all of our global can operations. For a discussion concerning that transaction, see footnote 3 to the consolidated financial statements. The sale does not include the Company's can machinery operations or its 27.5% interest in United Arab Can Manufacturing Company, Ltd.
The Company is currently engaged in a separate sale process for the can machinery operations. Once the Company completes the disposition of all assets related to its global can operations, it expects to realize total proceeds in the range of $875 million to $900 million.

For additional information about our Portfolio Review, see Note 3 to the consolidated financial statements.

RISK FACTORS
------------
This section should be read in conjunction with Part I, Items 1 (Business), 3 (Legal Proceedings) and 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's 1997 Form 10-K; Part II, Item 1( Legal Proceedings) of this report; and the preceding portions of this Item.

This report contains (and oral communications made by or on behalf of the Company may contain) forecasts, projections, estimates, statements of management's plans and objectives for the Company and other forward-looking statements<FN1>. The Company's expectations for the future and related forward-looking statements are based on a number of assumptions and forecasts as to world economic growth and other economic indicators (including rates of inflation, industrial production, housing starts and light vehicle sales), trends in the Company's key markets, global aluminum supply and demand conditions, and aluminum ingot prices, among other items. By their nature, forward-looking statements involve risk and uncertainty, and various factors could cause the Company's actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

Consensus expectations for 1998 indicate global economic growth of 2.5-3%. The Company is forecasting an increase in Western World aluminum consumption for 1998 of approximately 2.5-3.5%. Barring a recession in any major world economy, the Company expects favorable conditions in aluminum industry supply/demand fundamentals to continue for the next several years. The Company's outlook for 1998 and beyond could be jeopardized by repercussions stemming from recent economic problems in Southeast Asia. The Company's outlook for growth in aluminum consumption for the next several years is between 2.5 and 4% per year. The Company expects greater use of aluminum around the world in cars and light trucks.

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

- The markets for most aluminum products are highly
  competitive. Certain of the Company's competitors are larger than the Company in terms of total assets and operations and have greater financial resources. Certain foreign governments are involved in the operation and/or ownership of certain competitors and may be motivated by political as well as economic considerations. In addition, aluminum competes with other materials, such as steel, vinyl, plastics and glass, among others, for various applications in the Company's key markets. Unanticipated actions or developments by or affecting the Company's competitors and/or the willingness of customers to accept substitutions for the products sold by the Company could affect results.
[FN]
_________________________
<FN1>Forward-looking statements can be identified generally as those containing words such as "should," "hope," "forecast," "project," "estimate," "expect," "anticipate," or "plan" and words of similar effect.

------------
- The Company spends substantial capital and operating amounts relating to ongoing compliance with environmental laws. In addition, the Company is involved in remedial investigations and actions in connection with past disposal of wastes. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company's operations, the availability and application of technology, the identification of currently unknown remediation sites, and the allocation of costs among potentially responsible parties.

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

- A substantial portion of the Company's businesses are cyclical and can be influenced by economic conditions.

- A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's results.

- Since late 1996, the Company has been conducting a Portfolio Review of all its operations. The Company has reached agreement to sell its European rolling mill operations and substantially all the assets of its global can operations. These transactions are subject to certain conditions, including completion of financing by purchasers, completion of definitive agreements and obtaining regulatory approvals and third-party consents. As a result, these transactions may or may not be completed as contemplated. We are negotiating to sell our Illinois sheet and plate plant. The Company is also reviewing its options with respect to its Alloys complex in North Alabama, which consists of a rolling mill, two reclamation plants and a coil coating facility, and its extrusion operations in Spain. A sale of the Alloys complex may result in a loss.

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

                  PART II - OTHER INFORMATION



Item 2.  CHANGES IN SECURITIES
         ---------------------

     (a)      Recent Sales of Unregistered Securities

     Under the Registrant's Stock Plan for Outside Directors (the "Plan"), 86 phantom shares, in the aggregate, were granted to the Registrant's nine outside Directors on January 2, 1998, based on an average price of $59.9063 per share.
     These phantom shares represent dividend equivalents paid on phantom shares previously granted under the Plan. 506 phantom shares, in the aggregate, were granted to the nine outside Directors on March 31, 1998, based on an average price of $56.25 per share. These phantom shares represent a quarterly installment of each outside Director's annual grant under the Plan.

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

     A description of the Plan is contained in the Registrant's
     Form 10-K for the year ended December 31, 1997 in Part II,
     Item 5 under the caption  "Sale of Unregistered Securities".


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the first quarter of 1998. The Registrant filed a Current Report on Form 8-K dated April 23, 1998 reporting under
         Item 5 that it had reached a definitive agreement on the sale of substantially all of its global can operations to Ball Corporation.

                           SIGNATURES
                           ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY




  By /s/ Allen M. Earehart
     ---------------------
     Allen M. Earehart
     Vice President, Controller
     (Chief Accounting Officer)



DATE:    May 13, 1998

                              INDEX TO EXHIBITS
                              -----------------

            EXHIBIT 2     -  None

       <F1> EXHIBIT 3.1   -  Restated Certificate of Incorporation, as
                             amended.  (File No. 1-1430, 1997 Form 10-
                             K Report, EXHIBIT 3.1)

       <F1> EXHIBIT 3.2   -  By-laws, as amended.  (File No. 1-1430, 1997 Form
                             10-K Report, EXHIBIT 3.2)

            EXHIBIT 4.1   -  Restated Certificate of Incorporation.
                             See EXHIBIT 3.1.

            EXHIBIT 4.2   -  By-Laws.  See EXHIBIT 3.2.

       <F1> EXHIBIT 4.3   -  Indenture dated as of April 1, 1989 (the
                             "Indenture") between Reynolds Metals
                             Company and The Bank of New York, as
                             Trustee, relating to Debt Securities.
                             (File No. 1-1430, Form 10-Q Report for
                             the Quarter Ended March 31, 1989,
                             EXHIBIT 4(c))

       <F1> EXHIBIT 4.4   -  Amendment No. 1 dated as of November 1, 1991 to
                             the Indenture.  (File No. 1-1430, 1991
                             Form 10-K Report, EXHIBIT 4.4)

       <F1> EXHIBIT 4.5   -  Rights Agreement dated as of December 1, 1997
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

       <F1>  EXHIBIT 4.8  -  Form of Floating Rate Medium-Term Note.
                             (Registration Statement No. 33-30882 on
                             Form S-3, dated August 31, 1989, EXHIBIT
                             4.4)

       <F1>  EXHIBIT 4.9  -  Form of Book-Entry Fixed Rate Medium-Term Note.
                             (File No. 1-1430, 1991 Form 10-K Report,
                             EXHIBIT 4.15)

       <F1>  EXHIBIT 4.10 -  Form of Book-Entry Floating Rate Medium-Term
                             Note.  (File No. 1-1430, 1991 Form 10-K
                             Report, EXHIBIT 4.16)

       <F1>  EXHIBIT 4.11 -  Form of 9% Debenture due August 15, 2003.
                             (File No. 1-1430, Form 8-K Report dated August 16, 1991, Exhibit 4(a))

       <F1>  EXHIBIT 4.12 -  Articles of Continuance of Societe d'Aluminium
                             Reynolds du Canada, Ltee/Reynolds
                             Aluminum Company of Canada, Ltd.
                             (formerly known as Canadian Reynolds
                             Metals Company, Limited -- Societe
                             Canadienne de Metaux Reynolds, Limitee)
                             ("RACC"), as amended.  (File No. 1-1430,
                             1995 Form 10-K Report, EXHIBIT 4.13)
[FN]
______________________
<F1>  Incorporated by reference.

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

  <F1><F2>  EXHIBIT 10.5  -  Supplemental Death Benefit Plan for
                             Officers.  (File No. 1-1430, 1986 Form
                             10-K Report, EXHIBIT 10.8)

  <F1><F2>  EXHIBIT 10.6  -  Financial Counseling Assistance Plan for Officers.
                             (File No. 1-1430, 1987 Form 10-K Report,
                             EXHIBIT 10.11)

  <F1><F2>  EXHIBIT 10.7  -  Management Incentive Deferral Plan.
                             (File No. 1-1430, 1987 Form 10-K Report,
                             EXHIBIT 10.12)

[FN]
_______________________
<F1>  Incorporated by reference.
<F2>  Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

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

  <F1><F2>  EXHIBIT 10.10 -  Form of Executive Severance Agreement as amended between Reynolds Metals Company and key
                             executive personnel, including each of
                             the individuals listed in Item 4A of the
                             1997 Form 10-K Report.  (File No. 1-
                             1430, 1997 Form 10-K Report, EXHIBIT
                             10.10)

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


[FN]
_______________________
<F1>  Incorporated by reference.
<F2>  Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

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

  <F1><F2>  EXHIBIT 10.30 -  Amendment to Reynolds Metals Company 1992
                             Nonqualified Stock Option Plan effective
                             January 1, 1993.  (Registration
                             Statement No. 333-03947 on Form S-8,
                             dated May 17, 1996, EXHIBIT 99)
[FN]
____________________________
<F1> Incorporated by reference.
<F2> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

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

  <F1><F2>  EXHIBIT 10.41 -  Amendment to Reynolds Metals Company 1996
                             Nonqualified Stock Option Plan effective
                             December 1, 1997.  (File No. 1-1430,
                             1997 Form 10-K Report, EXHIBIT 10.41)


[FN]
____________________________
<F1>  Incorporated by reference.
<F2>  Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

  <F1><F2>  EXHIBIT 10.42 -  Amendment to Reynolds Metals Company Restricted
                             Stock Plan for Outside Directors
                             effective December 1, 1997.  (File No. 1-
                             1430, 1997 Form 10-K Report, EXHIBIT
                             10.42)

            EXHIBIT 11    -  Omitted; see Part I, Item 1 for
                             computation of earnings per share.

            EXHIBIT 15    -  None

            EXHIBIT 18    -  None

            EXHIBIT 19    -  None

            EXHIBIT 22    -  None

            EXHIBIT 23    -  None

            EXHIBIT 24    -  None

            EXHIBIT 27    -  Financial Data Schedule

            EXHIBIT 99    -  Description of Reynolds Metals Company
                             Capital Stock

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




[FN]
_______________________
<F1>  Incorporated by reference.
<F2>  Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.