Form 10-K/A
period 1997-12-31
REYNOLDS METALS CO
filed 1998-06-26
CIK 83604

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

                             PART II

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Forward, futures, option and swap contracts are designated to manage market risks resulting from fluctuations in the aluminum, natural gas, foreign currency and debt markets. Contracts used to manage risks in these markets are not material.

                             PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The consolidated financial statements and exhibits listed below are filed as a part of this report.

       (1)    Consolidated Financial Statements:            Previously
                                                            filed

              Consolidated statement of income and retained earnings - Years ended December 31, 1997,
              1996 and 1995.

              Consolidated balance sheet - December 31,
              1997 and 1996.

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

         (3)  Exhibits

              EXHIBIT 2     - None.

         <F1> EXHIBIT 3.1   - Restated Certificate of Incorporation,
                              as amended.

[FN]
_______________________
<F1>Previously filed.

         <F1> EXHIBIT 3.2   - By-laws, as amended.

              EXHIBIT 4.1   - Restated Certificate of Incorporation.
                              See EXHIBIT 3.1.

              EXHIBIT 4.2   - By-Laws.  See EXHIBIT 3.2.

         <F2> EXHIBIT 4.3   - Indenture dated as of April 1, 1989 (the
                              "Indenture") between Reynolds Metals
                              Company and The Bank of New York, as
                              Trustee, relating to Debt Securities.
                              (File No. 1-1430, Form 10-Q Report for
                              the Quarter Ended March 31, 1989,
                              EXHIBIT 4(c))

         <F2> EXHIBIT 4.4   - Amendment No. 1 dated as of November 1,
                              1991 to the Indenture.  (File No. 1-
                              1430, 1991 Form 10-K Report, EXHIBIT
                              4.4)

         <F2> EXHIBIT 4.5   - Rights Agreement dated as of December 1, 1997
                              (the "Rights Agreement") between
                              Reynolds Metals Company and The Chase
                              Manhattan Bank, N.A.  (File No. 1-1430,
                              Registration Statement on Form 8-A dated
                              December 1, 1997, pertaining to
                              Preferred Stock Purchase Rights, EXHIBIT 1)

         <F2> EXHIBIT 4.6   - Form of 9-3/8% Debenture due June 15, 1999.
                              (File No. 1-1430, Form 8-K Report dated
                              June 6, 1989, EXHIBIT 4)

         <F2> EXHIBIT 4.7   - Form of Fixed Rate Medium-Term Note.
                              (Registration Statement No. 33-30882 on
                              Form S-3, dated August 31, 1989, EXHIBIT
                              4.3)

         <F2> EXHIBIT 4.8   - Form of Floating Rate Medium-Term Note.
                              (Registration Statement No. 33-30882 on
                              Form S-3, dated August 31, 1989, EXHIBIT
                              4.4)

         <F2> EXHIBIT 4.9   - Form of Book-Entry Fixed Rate Medium-Term Note.
                              (File No. 1-1430, 1991 Form 10-K Report,
                              EXHIBIT 4.15)

         <F2> EXHIBIT 4.10  - Form of Book-Entry Floating Rate Medium-Term
                              Note.  (File No. 1-1430, 1991 Form 10-K
                              Report, EXHIBIT 4.16)

         <F2> EXHIBIT 4.11  - Form of 9% Debenture due August 15, 2003.  (File
                              No. 1-1430, Form 8-K Report dated August
                              16, 1991, Exhibit 4(a))

         <F2> EXHIBIT 4.12  - Articles of Continuance of Societe
                              d'Aluminium Reynolds du Canada,
                              Ltee/Reynolds Aluminum Company of
                              Canada, Ltd. (formerly known as Canadian
                              Reynolds Metals Company, Limited --
                              Societe Canadienne de Metaux Reynolds,
                              Limitee) ("RACC"), as amended.  (File
                              No. 1-1430, 1995 Form 10-K Report,
                              EXHIBIT 4.13)

         <F2> EXHIBIT 4.13  - By-Laws of RACC, as amended.  (File No. 1-1430,
                              Form 10-Q Report for the Quarter Ended
                              March 31, 1997, EXHIBIT 4.14)

         <F2> EXHIBIT 4.14  - Articles of Incorporation of Societe
                              Canadienne de Metaux Reynolds,
                              Ltee/Canadian Reynolds Metals Company,
                              Ltd. ("CRM"), as amended.  (File No. 1-
                              1430, Form 10-Q Report for the Quarter
                              Ended September 30, 1997, EXHIBIT 4.15)
[FN]
_______________________
<F1> Previously filed.
<F2> Incorporated by reference.

         <F2> EXHIBIT 4.15  - By-Laws of CRM, as amended.  (File No. 1-1430,
                              Form 10-Q Report for the Quarter Ended
                              September 30, 1997, EXHIBIT 4.16)


         <F2> EXHIBIT 4.16  - Indenture dated as of April 1, 1993
                              among RACC, Reynolds Metals Company and
                              The Bank of New York, as Trustee.  (File
                              No. 1-1430, Form 8-K Report dated July
                              14, 1993, EXHIBIT 4(a))

         <F2> EXHIBIT 4.17  - First Supplemental Indenture, dated as of
                              December 18, 1995 among RACC, Reynolds
                              Metals Company, CRM and The Bank of New
                              York, as Trustee.  (File No. 1-1430,
                              1995 Form 10-K Report, EXHIBIT 4.18)

         <F2> EXHIBIT 4.18  - Form of 6-5/8% Guaranteed Amortizing Note due
                              July 15, 2002.  (File No. 1-1430, Form 8-
                              K Report dated July 14, 1993, EXHIBIT
                              4(d))

              EXHIBIT 9     - None.

     <F2><F3> EXHIBIT 10.1  - Reynolds Metals Company 1987 Nonqualified
                              Stock Option Plan.  (Registration Statement
                              No. 33-13822 on Form S-8, dated April 28, 1987,
                              EXHIBIT 28.1)

     <F2><F3> EXHIBIT 10.2  - Reynolds Metals Company 1992 Nonqualified
                              Stock Option Plan.  (Registration Statement
                              No. 33-44400 on Form S-8, dated December 9,
                              1991, EXHIBIT 28.1)

     <F2><F3> EXHIBIT 10.3  - Reynolds Metals Company Performance Incentive
                              Plan, as amended and restated effective January 1, 1996. (File No. 1-1430, Form 10-Q
                              Report for the Quarter Ended March 31,
                              1995, EXHIBIT 10.4)

     <F2><F3> EXHIBIT 10.4  - Agreement dated December 9, 1987 between
                              Reynolds Metals Company and Jeremiah J. Sheehan. (File No. 1-1430, 1987 Form 10-K Report,
                              EXHIBIT 10.9)

     <F2><F3> EXHIBIT 10.5  - Supplemental Death Benefit Plan for Officers.
                              (File No. 1-1430, 1986 Form 10-K Report, EXHIBIT 10.8)

     <F2><F3> EXHIBIT 10.6  - Financial Counseling Assistance Plan for
                              Officers.  (File No. 1-1430, 1987 Form 10-K
                              Report, EXHIBIT 10.11)

      <F2><F3> EXHIBIT 10.7 - Management Incentive Deferral Plan.  (File
                              No. 1-1430, 1987 Form 10-K Report, EXHIBIT
                              10.12)

      <F2><F3> EXHIBIT 10.8 - Deferred Compensation Plan for Outside Directors
                              as Amended and Restated Effective
                              December 1, 1993.  (File No. 1-1430,
                              1993 Form 10-K Report, EXHIBIT 10.12)

      <F2><F3> EXHIBIT 10.9 - Form of Indemnification Agreement for Directors
                              and Officers.  (File No. 1-1430, Form 8-
                              K Report dated April 29, 1987, EXHIBIT
                              28.3)
[FN]
____________________________
<F2> Incorporated by reference.
<F3> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

     <F1><F3> EXHIBIT 10.10 - Form of Executive Severance Agreement as
                              amended between Reynolds Metals Company and key executive personnel, including each of the individuals listed in Item 4A of this report.

     <F2><F3> EXHIBIT 10.11 - Amendment to Reynolds Metals Company 1987
                              Nonqualified Stock Option Plan effective
                              May 20, 1988.  (File No. 1-1430, Form 10-Q
                              Report for the Quarter Ended June 30, 1988,
                              EXHIBIT 19(a))

     <F2><F3> EXHIBIT 10.12 - Amendment to Reynolds Metals Company 1987
                              Nonqualified Stock Option Plan effective
                              October 21, 1988.  (File No. 1-1430, Form
                              10-Q Report for the Quarter Ended September
                              30, 1988, EXHIBIT 19(a))

     <F2><F3> EXHIBIT 10.13 - Amendment to Reynolds Metals Company 1987
                              Nonqualified Stock Option Plan effective
                              January 1, 1987.  (File No. 1-1430, 1988
                              Form 10-K Report, EXHIBIT 10.22)

     <F2><F3> EXHIBIT 10.14 - Form of Stock Option and Stock Appreciation
                              Right Agreement, as approved February 16,
                              1990 by the Compensation Committee of the Company's Board of Directors. (File No. 1-1430, 1989 Form 10-K Report, EXHIBIT 10.24)

     <F2><F3> EXHIBIT 10.15 - Amendment to Reynolds Metals Company 1987
                              Nonqualified Stock Option Plan effective
                              January 18, 1991.  (File No. 1-1430, 1990
                              Form 10-K Report, EXHIBIT 10.26)

     <F2><F3> EXHIBIT 10.16 - Form of Stock Option Agreement, as approved
                              April 22, 1992 by the Compensation Committee of the Company's Board of Directors. (File No. 1-1430, Form 10-Q Report for the Quarter
                              Ended March 31, 1992, EXHIBIT 28(a))

     <F2><F3> EXHIBIT 10.17 - Reynolds Metals Company Restricted Stock Plan
                              for Outside Directors.  (Registration
                              Statement No. 33-53851 on Form S-8,
                              dated May 27, 1994, EXHIBIT 4.6)

     <F2><F3> EXHIBIT 10.18 - Reynolds Metals Company New Management Incentive
                              Deferral Plan.  (File No. 1-1430, Form
                              10-Q Report for the Quarter Ended June
                              30, 1994, EXHIBIT 10.30)

     <F2><F3> EXHIBIT 10.19 - Reynolds Metals Company Salary Deferral Plan for
                              Executives.  (File No. 1-1430, Form 10-Q
                              Report for the Quarter Ended June 30,
                              1994, EXHIBIT 10.31)

     <F2><F3> EXHIBIT 10.20 - Reynolds Metals Company Supplemental Long Term
                              Disability Plan for Executives.  (File
                              No. 1-1430, Form 10-Q Report for the
                              Quarter Ended June 30, 1994, EXHIBIT
                              10.32)


[FN]
____________________________
<F1> Previously filed.
<F2> Incorporated by reference.
<F3> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

     <F2><F3> EXHIBIT 10.21 - Amendment to Reynolds Metals
                              Company 1987 Nonqualified Stock
                              Option Plan effective August 19, 1994.
                              (File No. 1-1430, Form 10-Q Report for
                              the Quarter Ended September 30, 1994,
                              EXHIBIT 10.34)

     <F2><F3> EXHIBIT 10.22 - Amendment to Reynolds Metals
                              Company 1992 Nonqualified Stock
                              Option Plan effective August 19, 1994.
                              (File No. 1-1430, Form 10-Q Report for
                              the Quarter Ended September 30, 1994,
                              EXHIBIT 10.35)

     <F2><F3> EXHIBIT 10.23 - Amendment to Reynolds Metals
                              Company New Management Incentive
                              Deferral Plan effective January 1, 1995.
                              (File No. 1-1430, 1994 Form 10-K Report,
                              EXHIBIT 10.36)

     <F2><F3> EXHIBIT 10.24 - Form of Split Dollar Life Insurance
                              Agreement (Trustee Owner, Trustee
                              Pays Premiums).  (File No. 1-1430,
                              Form 10-Q Report for the Quarter
                              Ended June 30, 1995, EXHIBIT 10.34)

     <F2><F3> EXHIBIT 10.25 - Form of Split Dollar Life Insurance
                              Agreement (Trustee Owner, Employee
                              Pays Premium).  (File No. 1-1430,
                              Form 10-Q Report for the Quarter
                              Ended June 30, 1995, EXHIBIT 10.35)

     <F2><F3> EXHIBIT 10.26 - Form of Split Dollar Life Insurance
                              Agreement (Employee Owner, Employee
                              Pays Premium).  (File No. 1-1430,
                              Form 10-Q Report for the Quarter
                              Ended June 30, 1995, EXHIBIT
                              10.36)

     <F2><F3> EXHIBIT 10.27 - Form of Split Dollar Life Insurance
                              Agreement (Third Party Owner, Third
                              Party Pays Premiums).  (File No. 1-1430,
                              Form 10-Q Report for the Quarter Ended
                              June 30, 1995, EXHIBIT 10.37)

     <F2><F3> EXHIBIT 10.28 - Form of Split Dollar Life Insurance
                              Agreement (Third Party Owner, Employee
                              Pays Premiums).  (File No. 1-1430, Form
                              10-Q Report for the Quarter Ended
                              June 30, 1995, EXHIBIT 10.38)

     <F2><F3> EXHIBIT 10.29 - Reynolds Metals Company 1996 Nonqualified
                              Stock Option Plan.  (Registration Statement
                              No. 333-03947 on Form S-8, dated May 17, 1996,
                              EXHIBIT 4.6)

     <F2><F3> EXHIBIT 10.30 - Amendment to Reynolds Metals Company
                              1992 Nonqualified Stock Option Plan
                              effective January 1, 1993.
                              (Registration Statement No. 333-03947 on
                              Form S-8, dated May 17, 1996, EXHIBIT
                              99)

     <F2><F3> EXHIBIT 10.31 - Form of Stock Option Agreement, as
                              approved May 17, 1996 by the Compensation
                              Committee of the Company's Board of Directors. (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1996, EXHIBIT 10.41)

[FN]
____________________________
<F2> Incorporated by reference.
<F3> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

     <F2><F3> EXHIBIT 10.32 - Form of Three Party Stock Option Agreement,
                              as approved May 17, 1996 by the Compensation
                              Committee of the Company's Board of Directors. (File No. 1-1430, Form 10-Q Report for
                              the Quarter Ended June 30, 1996, EXHIBIT
                              10.42)

     <F2><F3> EXHIBIT 10.33 - Stock Option Agreement dated August 30, 1996 between Reynolds Metals Company and Jeremiah J. Sheehan. (File No. 1-1430, Form 10-Q
                              Report for the Quarter Ended September
                              30, 1996, EXHIBIT 10.43)

     <F2><F3> EXHIBIT 10.34 - Amendment to Deferred Compensation Plan for
                              Outside Directors effective August 15, 1996.
                              (File No. 1-1430, Form 10-Q Report for the
                              Quarter Ended September 30, 1996, EXHIBIT 10.44)

     <F2><F3> EXHIBIT 10.35 - Amendment to Reynolds Metals Company New
                              Management Incentive Deferral Plan effective
                              January 1, 1996.  (File No. 1-1430, 1996
                              Form 10-K Report, EXHIBIT 10.38)

     <F2><F3> EXHIBIT 10.36 - Amendment to Reynolds Metals Company Performance
                              Incentive Plan effective January 1, 1996. (File No. 1-1430, 1996 Form 10-K Report,
                              EXHIBIT 10.39)

     <F2><F3> EXHIBIT 10.37 - Reynolds Metals Company Supplemental Incentive
                              Plan.  (File No. 1-1430, 1996 Form 10-K Report,
                              EXHIBIT 10.40)

     <F2><F3> EXHIBIT 10.38 - Reynolds Metals Company Stock Plan for Outside
                              Directors. (File No. 1-1430, 1996 Form
                              10-K Report, EXHIBIT 10.41)

     <F2><F3> EXHIBIT 10.39 - Special Executive Severance Package for
                              Certain Employees who Terminate Employment between January 1, 1997 and June 30, 1998, as approved by the Compensation Committee of the Company's Board of Directors on January
                              17, 1997. (File No. 1-1430, 1996 Form 10-
                              K Report, EXHIBIT 10.42)

     <F2><F3> EXHIBIT 10.40 - Special Award Program for Certain Executives or
                              Key Employees, as approved by the Compensation Committee of the Company's Board of Directors on January 17, 1997. (File
                              No. 1-1430, 1996 Form 10-K Report,
                              EXHIBIT 10.43)

     <F1><F3> EXHIBIT 10.41 - Amendment to Reynolds Metals Company 1996
                              Nonqualified Stock Option Plan effective
                              December 1, 1997.

     <F1><F3> EXHIBIT 10.42 - Amendment to Reynolds Metals Company
                              Restricted Stock Plan for Outside Directors effective December 1, 1997.

              EXHIBIT 11    - Omitted; see Item 8 for computation of
                              earnings per share

              EXHIBIT 12    - Not applicable

              EXHIBIT 13    - Not applicable


[FN]
____________________________
<F1> Previously filed.
<F2> Incorporated by reference.
<F3> Management contract or compensatory plan or
     arrangement required to be filed as an exhibit pursuant to
     Item 601 of Regulation S-K.

              EXHIBIT 16    - Not applicable

              EXHIBIT 18    - None

         <F1> EXHIBIT 21    - List of Subsidiaries of Reynolds Metals Company

              EXHIBIT 22    - None

         <F1> EXHIBIT 23    - Consent of Independent Auditors

         <F1> EXHIBIT 24    - Powers of Attorney

         <F1> EXHIBIT 27    - Financial Data Schedule

              EXHIBIT 99.1  - Reynolds Metals Company Savings and
                              Investment Plan for Salaried Employees
                              Annual Report on Form 11-K for the
                              Fiscal Year Ended December 31, 1997

              EXHIBIT 99.2  - Reynolds Metals Company Savings Plan for
                              Hourly Employees Annual Report on Form
                              11-K for the Fiscal Year Ended December
                              31, 1997

              EXHIBIT 99.3  - Employees Savings Plan Annual Report on
                              Form 11-K for the Fiscal Year Ended
                              December 31, 1997

[FN]
____________________________
<F1> Previously filed.

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

                                REYNOLDS METALS COMPANY


                                By:  /s/ Allen M. Earehart
                                     ----------------------------
                                     Allen M. Earehart
                                     Vice President, Controller


                                Date:  June 26, 1998

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            EXHIBITS

                               TO

                          FORM 10-K/A

                       AMENDMENT NO. 1 TO

                           FORM 10-K

          For the fiscal year ended December 31, 1997

                   Commission File No. 1-1430

                    REYNOLDS METALS COMPANY

                     Attached herewith are
                  Exhibits 99.1, 99.2 and 99.3

                              INDEX

                EXHIBIT 2     - None.

           <F1> EXHIBIT 3.1   - Restated Certificate of Incorporation,
                                as amended.

           <F1> EXHIBIT 3.2   - By-laws, as amended.

                EXHIBIT 4.1   - Restated Certificate of Incorporation.
                                See EXHIBIT 3.1.

                EXHIBIT 4.2   - By-Laws.  See EXHIBIT 3.2.

           <F2> EXHIBIT 4.3   - Indenture dated as of April 1, 1989 (the
                                "Indenture") between Reynolds Metals
                                Company and The Bank of New York, as
                                Trustee, relating to Debt Securities.
                                (File No. 1-1430, Form 10-Q Report for
                                the Quarter Ended March 31, 1989,
                                EXHIBIT 4(c))

           <F2> EXHIBIT 4.4   - Amendment No. 1 dated as of November 1,
                                1991 to the Indenture.  (File No. 1-
                                1430, 1991 Form 10-K Report, EXHIBIT
                                4.4)

           <F2> EXHIBIT 4.5   - Rights Agreement dated as of December 1, 1997
                                (the "Rights Agreement") between
                                Reynolds Metals Company and The Chase
                                Manhattan Bank, N.A.  (File No. 1-1430,
                                Registration Statement on Form 8-A dated
                                December 1, 1997, pertaining to
                                Preferred Stock Purchase Rights, EXHIBIT
                                1)

           <F2> EXHIBIT 4.6   - Form of 9-3/8% Debenture due June 15, 1999.
                                (File No. 1-1430, Form 8-K Report dated
                                June 6, 1989, EXHIBIT 4)

           <F2> EXHIBIT 4.7   - Form of Fixed Rate Medium-Term Note.
                                (Registration Statement No. 33-30882 on
                                Form S-3, dated August 31, 1989, EXHIBIT
                                4.3)
[FN]
______________________
<F1> Previously filed.
<F2> Incorporated by reference.

           <F2> EXHIBIT 4.8   - Form of Floating Rate Medium-Term Note.
                                (Registration Statement No. 33-30882 on
                                Form S-3, dated August 31, 1989, EXHIBIT
                                4.4)

           <F2> EXHIBIT 4.9   - Form of Book-Entry Fixed Rate Medium-Term
                                Note.  (File No. 1-1430, 1991 Form 10-K
                                Report, EXHIBIT 4.15)

           <F2> EXHIBIT 4.10  - Form of Book-Entry Floating Rate Medium-Term
                                Note.  (File No. 1-1430, 1991 Form 10-K
                                Report, EXHIBIT 4.16)

           <F2> EXHIBIT 4.11  - Form of 9% Debenture due August 15, 2003.
                                (File No. 1-1430, Form 8-K Report dated August 16, 1991, Exhibit 4(a))

           <F2> EXHIBIT 4.12  - Articles of Continuance of Societe
                                d'Aluminium Reynolds du Canada,
                                Ltee/Reynolds Aluminum Company of
                                Canada, Ltd. (formerly known as Canadian
                                Reynolds Metals Company, Limited --
                                Societe Canadienne de Metaux Reynolds,
                                Limitee) ("RACC"), as amended.  (File
                                No. 1-1430, 1995 Form 10-K Report,
                                EXHIBIT 4.13)

           <F2> EXHIBIT 4.13  - By-Laws of RACC, as amended.  (File No.
                                1-1430, Form 10-Q Report for the Quarter Ended March 31, 1997, EXHIBIT 4.14)

           <F2> EXHIBIT 4.14  - Articles of Incorporation of Societe
                                Canadienne de Metaux Reynolds,
                                Ltee/Canadian Reynolds Metals Company,
                                Ltd. ("CRM"), as amended.  (File No. 1-
                                1430, Form 10-Q Report for the Quarter
                                Ended September 30, 1997, EXHIBIT 4.15)

           <F2> EXHIBIT 4.15  - By-Laws of CRM, as amended.  (File No. 1-1430,
                                Form 10-Q Report for the Quarter Ended
                                September 30, 1997, EXHIBIT 4.16)

           <F2> EXHIBIT 4.16  - Indenture dated as of April 1, 1993
                                among RACC, Reynolds Metals Company and
                                The Bank of New York, as Trustee.  (File
                                No. 1-1430, Form 8-K Report dated July
                                14, 1993, EXHIBIT 4(a))

           <F2> EXHIBIT 4.17  - First Supplemental Indenture, dated as of
                                December 18, 1995 among RACC, Reynolds
                                Metals Company, CRM and The Bank of New
                                York, as Trustee.  (File No. 1-1430,
                                1995 Form 10-K Report, EXHIBIT 4.18)

           <F2> EXHIBIT 4.18  - Form of 6-5/8% Guaranteed Amortizing Note due
                                July 15, 2002.  (File No. 1-1430, Form 8-
                                K Report dated July 14, 1993, EXHIBIT
                                4(d))

                EXHIBIT 9     - None.

       <F2><F3> EXHIBIT 10.1  - Reynolds Metals Company 1987 Nonqualified
                                Stock Option Plan.  (Registration Statement
                                No. 33-13822 on Form S-8, dated April 28,
                                1987, EXHIBIT 28.1)

[FN]
____________________________
<F2> Incorporated by reference.
<F3> Management contract or compensatory plan or
     arrangement required to be filed as an exhibit pursuant to
     Item 601 of Regulation S-K.

       <F2><F3> EXHIBIT 10.2  - Reynolds Metals Company 1992 Nonqualified
                                Stock Option Plan.  (Registration Statement
                                No. 33-44400 on Form S-8, dated December 9,
                                1991, EXHIBIT 28.1)

       <F2><F3> EXHIBIT 10.3  - Reynolds Metals Company Performance Incentive
                                Plan, as amended and restated effective
                                January 1, 1996.  (File No. 1-1430, Form 10-Q
                                Report for the Quarter Ended March 31,
                                1995, EXHIBIT 10.4)

       <F2><F3> EXHIBIT 10.4  - Agreement dated December 9, 1987 between
                                Reynolds Metals Company and Jeremiah J.
                                Sheehan.  (File No. 1-1430, 1987 Form 10-K
                                Report, EXHIBIT 10.9)

       <F2><F3> EXHIBIT 10.5  - Supplemental Death Benefit Plan for
                                Officers.  (File No. 1-1430, 1986 Form 10-K
                                Report, EXHIBIT 10.8)

       <F2><F3> EXHIBIT 10.6  - Financial Counseling Assistance Plan for
                                Officers.  (File No. 1-1430, 1987 Form 10-K
                                Report, EXHIBIT 10.11)

       <F2><F3> EXHIBIT 10.7  - Management Incentive Deferral Plan.  (File
                                No. 1-1430, 1987 Form 10-K Report, EXHIBIT
                                10.12)

       <F2><F3> EXHIBIT 10.8  - Deferred Compensation Plan for Outside
                                Directors as Amended and Restated Effective
                                December 1, 1993.  (File No. 1-1430, 1993
                                Form 10-K Report, EXHIBIT 10.12)

       <F2><F3> EXHIBIT 10.9  - Form of Indemnification Agreement for
                                Directors and Officers.  (File No. 1-1430,
                                Form 8-K Report dated April 29, 1987, EXHIBIT 28.3)

       <F1><F3> EXHIBIT 10.10 - Form of Executive Severance Agreement as
                                amended between Reynolds Metals Company and key executive personnel, including each of the individuals listed in Item 4A of this report.

       <F2><F3> EXHIBIT 10.11 - Amendment to Reynolds Metals Company 1987
                                Nonqualified Stock Option Plan effective
                                May 20, 1988.  (File No. 1-1430, Form 10-Q
                                Report for the Quarter Ended June 30, 1988,
                                EXHIBIT 19(a))

       <F2><F3> EXHIBIT 10.12 - Amendment to Reynolds Metals Company 1987
                                Nonqualified Stock Option Plan effective
                                October 21, 1988.  (File No. 1-1430, Form
                                10-Q Report for the Quarter Ended
                                September 30, 1988, EXHIBIT 19(a))

       <F2><F3> EXHIBIT 10.13 - Amendment to Reynolds Metals Company 1987
                                Nonqualified Stock Option Plan effective
                                January 1, 1987.  (File No. 1-1430, 1988
                                Form 10-K Report, EXHIBIT 10.22)

       <F2><F3> EXHIBIT 10.14 - Form of Stock Option and Stock Appreciation
                                Right Agreement, as approved February 16,
                                1990 by the Compensation Committee of the
                                Company's Board of Directors.  (File No.
                                1-1430, 1989 Form 10-K Report, EXHIBIT 10.24)
[FN]
____________________________
<F1> Previously filed.
<F2> Incorporated by reference.
<F3> Management contract or compensatory plan or
     arrangement required to be filed as an exhibit pursuant to
     Item 601 of Regulation S-K.

       <F2><F3> EXHIBIT 10.15 - Amendment to Reynolds Metals Company 1987
                                Nonqualified Stock Option Plan effective
                                January 18, 1991.  (File No. 1-1430, 1990
                                Form 10-K Report, EXHIBIT 10.26)

       <F2><F3> EXHIBIT 10.16 - Form of Stock Option Agreement, as approved
                                April 22, 1992 by the Compensation Committee of the Company's Board of Directors.
                                (File No. 1-1430, Form 10-Q Report for the
                                Quarter Ended March 31, 1992, EXHIBIT 28(a))

       <F2><F3> EXHIBIT 10.17 - Reynolds Metals Company Restricted Stock
                                Plan for Outside Directors.  (Registration
                                Statement No. 33-53851 on Form S-8,
                                dated May 27, 1994, EXHIBIT 4.6)

       <F2><F3> EXHIBIT 10.18 - Reynolds Metals Company New Management
                                Incentive Deferral Plan.  (File No. 1-1430,
                                Form 10-Q Report for the Quarter Ended June
                                30, 1994, EXHIBIT 10.30)

       <F2><F3> EXHIBIT 10.19 - Reynolds Metals Company Salary Deferral Plan
                                for Executives.  (File No. 1-1430, Form 10-Q
                                Report for the Quarter Ended June 30,
                                1994, EXHIBIT 10.31)

       <F2><F3> EXHIBIT 10.20 - Reynolds Metals Company Supplemental Long Term
                                Disability Plan for Executives.  (File
                                No. 1-1430, Form 10-Q Report for the
                                Quarter Ended June 30, 1994, EXHIBIT
                                10.32)

       <F2><F3> EXHIBIT 10.21 - Amendment to Reynolds Metals Company 1987
                                Nonqualified Stock Option Plan effective
                                August 19, 1994.  (File No. 1-1430, Form
                                10-Q Report for the Quarter Ended September 30, 1994, EXHIBIT 10.34)

       <F2><F3> EXHIBIT 10.22 - Amendment to Reynolds Metals Company 1992
                                Nonqualified Stock Option Plan effective
                                August 19, 1994.  (File No. 1-1430, Form
                                10-Q Report for the Quarter Ended
                                September 30, 1994, EXHIBIT 10.35)

       <F2><F3> EXHIBIT 10.23 - Amendment to Reynolds Metals Company New
                                Management Incentive Deferral Plan effective
                                January 1, 1995.  (File No. 1-1430, 1994
                                Form 10-K Report, EXHIBIT 10.36)

       <F2><F3> EXHIBIT 10.24 - Form of Split Dollar Life Insurance Agreement
                                (Trustee Owner, Trustee Pays Premiums).
                                (File No. 1-1430, Form 10-Q Report for the
                                Quarter Ended June 30, 1995, EXHIBIT 10.34)

       <F2><F3> EXHIBIT 10.25 - Form of Split Dollar Life Insurance Agreement
                                (Trustee Owner, Employee Pays Premium).
                                (File No. 1-1430, Form 10-Q Report for the
                                Quarter Ended June 30, 1995, EXHIBIT 10.35)

       <F2><F3> EXHIBIT 10.26 - Form of Split Dollar Life Insurance Agreement
                                (Employee Owner, Employee Pays Premium).
                                (File No. 1-1430, Form 10-Q Report for the
                                Quarter Ended June 30, 1995, EXHIBIT
                                10.36)

[FN]
____________________________
<F2> Incorporated by reference.
<F3> Management contract or compensatory plan or
     arrangement required to be filed as an exhibit pursuant to
     Item 601 of Regulation S-K.

       <F2><F3> EXHIBIT 10.27 - Form of Split Dollar Life Insurance Agreement
                                (Third Party Owner, Third Party Pays Premiums). (File No. 1-1430, Form 10-Q Report for
                                the Quarter Ended June 30, 1995, EXHIBIT
                                10.37)

       <F2><F3> EXHIBIT 10.28 - Form of Split Dollar Life Insurance Agreement
                                (Third Party Owner, Employee Pays Premiums).
                                (File No. 1-1430, Form 10-Q Report for the
                                Quarter Ended June 30, 1995, EXHIBIT
                                10.38)

       <F2><F3> EXHIBIT 10.29 - Reynolds Metals Company 1996 Nonqualified
                                Stock Option Plan.  (Registration Statement
                                No. 333-03947 on Form S-8, dated May 17, 1996,
                                EXHIBIT 4.6)

       <F2><F3> EXHIBIT 10.30 - Amendment to Reynolds Metals Company 1992
                                Nonqualified Stock Option Plan effective
                                January 1, 1993.  (Registration Statement
                                No. 333-03947 on Form S-8, dated May 17, 1996,
                                EXHIBIT 99)

       <F2><F3> EXHIBIT 10.31 - Form of Stock Option Agreement, as approved
                                May 17, 1996 by the Compensation Committee of the Company's Board of Directors. (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1996, EXHIBIT 10.41)

       <F2><F3> EXHIBIT 10.32 - Form of Three Party Stock Option Agreement,
                                as approved May 17, 1996 by the Compensation
                                Committee of the Company's Board of Directors. (File No. 1-1430, Form 10-Q Report for
                                the Quarter Ended June 30, 1996, EXHIBIT
                                10.42)

       <F2><F3> EXHIBIT 10.33 - Stock Option Agreement dated August 30,
                                1996 between Reynolds Metals Company and
                                Jeremiah J. Sheehan.  (File No. 1-1430,
                                Form 10-Q Report for the Quarter Ended
                                September 30, 1996, EXHIBIT 10.43)

       <F2><F3> EXHIBIT 10.34 - Amendment to Deferred Compensation Plan for
                                Outside Directors effective August 15, 1996.
                                (File No. 1-1430, Form 10-Q Report for the
                                Quarter Ended September 30, 1996, EXHIBIT
                                10.44)

       <F2><F3> EXHIBIT 10.35 - Amendment to Reynolds Metals Company New
                                Management Incentive Deferral Plan effective
                                January 1, 1996.  (File No. 1-1430, 1996
                                Form 10-K Report, EXHIBIT 10.38)

       <F2><F3> EXHIBIT 10.36 - Amendment to Reynolds Metals Company
                                Performance Incentive Plan effective
                                January 1, 1996. (File No. 1-1430, 1996
                                Form 10-K Report, EXHIBIT 10.39)

       <F2><F3> EXHIBIT 10.37 - Reynolds Metals Company Supplemental
                                Incentive Plan.  (File No. 1-1430, 1996
                                Form 10-K Report, EXHIBIT 10.40)

       <F2><F3> EXHIBIT 10.38 - Reynolds Metals Company Stock Plan for Outside
                                Directors. (File No. 1-1430, 1996 Form
                                10-K Report, EXHIBIT 10.41)



[FN]
____________________________
<F2> Incorporated by reference.
<F3> Management contract or compensatory plan or
     arrangement required to be filed as an exhibit pursuant to
     Item 601 of Regulation S-K.

       <F2><F3> EXHIBIT 10.39 - Special Executive Severance Package for
                                Certain Employees who Terminate Employment between January 1, 1997 and June 30, 1998, as approved by the Compensation Committee of the Company's Board of Directors on January 17, 1997. (File No. 1-1430, 1996 Form 10-
                                K Report, EXHIBIT 10.42)

       <F2><F3> EXHIBIT 10.40 - Special Award Program for Certain Executives
                                or Key Employees, as approved by the
                                Compensation Committee of the Company's
                                Board of Directors on January 17, 1997.
                                (File No. 1-1430, 1996 Form 10-K Report,
                                EXHIBIT 10.43)

       <F1><F3> EXHIBIT 10.41 - Amendment to Reynolds Metals Company 1996
                                Nonqualified Stock Option Plan effective
                                December 1, 1997.

       <F1><F3> EXHIBIT 10.42 - Amendment to Reynolds Metals Company
                                Restricted Stock Plan for Outside Directors effective December 1, 1997.

                EXHIBIT 11    - Omitted; see Item 8 for computation of
                                earnings per share

                EXHIBIT 12    - Not applicable

                EXHIBIT 13    - Not applicable

                EXHIBIT 16    - Not applicable

                EXHIBIT 18    - None

           <F1> EXHIBIT 21    - List of Subsidiaries of Reynolds Metals
                                Company

                EXHIBIT 22    - None

           <F1> EXHIBIT 23    - Consent of Independent Auditors

           <F1> EXHIBIT 24    - Powers of Attorney

           <F1> EXHIBIT 27    - Financial Data Schedule

                EXHIBIT 99.1  - Reynolds Metals Company Savings and
                                Investment Plan for Salaried Employees Annual Report on Form 11-K for the Fiscal Year
                                Ended December 31, 1997

                EXHIBIT 99.2  - Reynolds Metals Company Savings Plan for
                                Hourly Employees Annual Report on Form 11-K for the Fiscal Year Ended December 31, 1997

                EXHIBIT 99.3  - Employees Savings Plan Annual Report on
                                Form 11-K for the Fiscal Year Ended
                                December 31, 1997
[FN]
____________________________
<F1> Previously filed.
<F2> Incorporated by reference.
<F3> Management contract or compensatory plan or
     arrangement required to be filed as an exhibit pursuant to
     Item 601 of Regulation S-K.