Form 10-Q
period 1998-06-30
REYNOLDS METALS CO
filed 1998-08-06
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1998

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







Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of July 31, 1998, the Registrant had 72,094,090 shares of
Common Stock, no par value, outstanding and entitled to vote.

                 PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED) (millions, except per share amounts)
---------------------------------------------------------------------------------
                                                   Quarters ended  Six months ended
                                                      June 30          June 30
-----------------------------------------------------------------------------------
                                                   1998    1997      1998    1997
-----------------------------------------------------------------------------------
REVENUES                                         $1,579  $1,786     $3,111  $3,410

COSTS AND EXPENSES
Cost of products sold                             1,275   1,463      2,526   2,823
Selling, administrative and general expenses         96     107        189     209
Depreciation and amortization                        66      92        136     185
Interest                                             33      37         67      76
Operational restructuring effects                   304       7        304     (31)
------------------------------------------------------------------------------------
                                                  1,774   1,706      3,222   3,262
------------------------------------------------------------------------------------
EARNINGS
Income (loss) before income taxes, extraordinary
  loss and cumulative effect of accounting change  (195)     80       (111)    148
Taxes on income (credit)                            (72)     25        (46)     50
------------------------------------------------------------------------------------
Income (loss) before extraordinary loss and
  cumulative effect of accounting change           (123)     55        (65)     98
Extraordinary loss                                   (3)      -         (3)      -
Cumulative effect of accounting change                -       -        (23)      -
------------------------------------------------------------------------------------
NET INCOME (LOSS)                                 ($126) $   55       ($91)  $  98
====================================================================================

EARNINGS PER SHARE
  Basic:
    Average shares outstanding                       72      73         73      73
    Income (loss) before extraordinary loss and
      cumulative effect of accounting change     ($1.70)  $0.76     ($0.89)  $1.35
    Extraordinary loss                             (.04)      -       (.04)      -
    Cumulative effect of accounting change            -       -       (.32)      -
-----------------------------------------------------------------------------------
    Net income (loss)                            ($1.74)  $0.76     ($1.25)  $1.35
===================================================================================
  Diluted:
    Average shares outstanding                       72      74         73      74
    Income (loss) before extraordinary loss and
      cumulative effect of accounting change     ($1.70)  $0.75     ($0.89)  $1.34
    Extraordinary loss                             (.04)      -       (.04)      -
    Cumulative effect of accounting change            -       -       (.32)      -
------------------------------------------------------------------------------------
    Net income (loss)                            ($1.74)  $0.75     ($1.25)  $1.34
====================================================================================

CASH DIVIDENDS PER COMMON SHARE                   $0.35   $0.35      $0.70   $0.70
====================================================================================
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)    (millions)
--------------------------------------------------------------------------------
                                                       June 30    December 31
--------------------------------------------------------------------------------
                                                         1998        1997
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                            $  200       $   70
  Receivables, less allowances of $14 (1997 - $16)        895        1,015
  Inventories                                             551          744
  Prepaid expenses and other                              167          165
--------------------------------------------------------------------------------
    Total current assets                                1,813        1,994
Unincorporated joint ventures and associated companies  1,390        1,381
Property, plant and equipment                           5,873        6,533
Less allowances for depreciation and amortization       3,366        3,579
--------------------------------------------------------------------------------
                                                        2,507        2,954
Deferred taxes and other assets                         1,023          897
--------------------------------------------------------------------------------
Total assets                                           $6,733       $7,226
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued and other liabilities      $  897       $1,074
  Short-term borrowings                                    61           67
  Long-term debt                                          223          142
--------------------------------------------------------------------------------
    Total current liabilities                           1,181        1,283
Long-term debt                                          1,465        1,501
Postretirement benefits                                 1,022        1,043
Environmental, deferred taxes and other liabilities       597          660
Stockholders' equity:
  Common stock                                          1,533        1,521
  Retained earnings                                     1,111        1,253
  Treasury stock, at cost                                (126)           -
  Accumulated other comprehensive income                  (50)         (35)
--------------------------------------------------------------------------------
    Total stockholders' equity                          2,468        2,739
--------------------------------------------------------------------------------
Contingent liabilities (Note 9)
Total liabilities and stockholders' equity             $6,733       $7,226
================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)       (millions)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Six months ended June 30                                      1998       1997
------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                           $(91)      $ 98
  Adjustments to reconcile to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                            136        185
      Operational restructuring effects                        304        (31)
      Deferred taxes and other                                (104)        27
      Extraordinary item                                         3          -
      Cumulative effect of accounting change                    23          -
      Changes in operating assets and liabilities net of
       effects of dispositions:
        Accounts payable, accrued and other liabilities       (149)         2
        Receivables                                            (15)      (234)
        Inventories                                             82       (123)
        Other                                                  (70)       (33)
------------------------------------------------------------------------------
Net cash provided by (used in) operating activities            119       (109)

INVESTING ACTIVITIES
  Capital investments:
    Operational                                                (57)       (65)
    Strategic                                                  (72)       (65)
  Sales of assets - operational restructuring                  273        288
  Other                                                         (3)        (2)
------------------------------------------------------------------------------
Net cash provided by investing activities                      141        156

FINANCING ACTIVITIES
  Decrease in short-term borrowings                             (4)       (51)
  Proceeds from long-term debt                                 100          -
  Reduction of long-term debt                                  (60)         -
  Cash dividends paid                                          (51)       (48)
  Repurchase of common stock                                  (126)         -
  Stock options exercised                                       11         36
------------------------------------------------------------------------------
Net cash used in financing activities                         (130)       (63)

CASH AND CASH EQUIVALENTS
  Net increase (decrease)                                      130        (16)
  At beginning of period                                        70         38
--------------------------------------------------------------------------------

At end of period                                             $ 200       $ 22
==============================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Six months ended June 30                          1998       1997
-------------------------------------------------------------------------
SHARES (thousands):
  Common stock
    Balance at January 1                         73,909     72,719
    Issued under employee benefit plans             194        665
-------------------------------------------------------------------------
    Balance at June 30                           74,103     73,384
=========================================================================
Treasury stock
    Balance at January 1                              -          -
    Purchased and held as Treasury stock         (2,009)         -
-------------------------------------------------------------------------
    Balance at June 30                           (2,009)         -
-------------------------------------------------------------------------
  Net common shares outstanding                  72,094     73,384
=========================================================================

DOLLARS (millions):
  Common stock
    Balance at January 1                         $1,521     $1,451
    Issued under employee benefit plans              12         38
-------------------------------------------------------------------------
    Balance at June 30                           $1,533     $1,489
=========================================================================
  Retained earnings
    Balance at January 1                         $1,253     $1,220
    Net income (loss)                               (91)        98
    Cash dividends declared for common stock        (51)       (51)
-------------------------------------------------------------------------
    Balance at June 30                           $1,111     $1,267
=========================================================================
  Treasury stock
    Balance at January 1                         $    -     $    -
    Purchased and held as Treasury stock           (126)         -
-------------------------------------------------------------------------
    Balance at June 30                           $ (126)    $    -
=========================================================================
  Accumulated other comprehensive income (loss)
    Balance at January 1                         $  (35)    $  (37)

    Foreign currency translation adjustments         (9)       (34)
    Income taxes                                     (6)         2
                                                 -----------------------
    Other comprehensive income (loss)               (15)       (32)
------------------------------------------------------------------------
    Balance at June 30                           $  (50)    $  (69)
========================================================================
  Total stockholders' equity                     $2,468     $2,687
========================================================================

COMPREHENSIVE INCOME (millions):
  Net income (loss)                              $  (91)    $   98
  Other comprehensive income (loss)                 (15)       (32)
------------------------------------------------------------------------
  Comprehensive income (loss)                    $ (106)    $   66
========================================================================
The accompanying notes to consolidated financial statements are an integral part of these statements.

      REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Quarters and Six Months Ended June 30, 1998 and 1997



1.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods of 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain amounts have been reclassified to conform to the 1998 presentation. In the tables, dollars are in millions, except share and per share amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.


2.  ACCOUNTING POLICIES
COMPREHENSIVE INCOME
In the first quarter of 1998, the Company adopted the Financial Accounting Standards Board's (FASB) Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net income or stockholders' equity. Statement No. 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130. The presentation of comprehensive income is included in the Consolidated Statement of Changes in Stockholders' Equity.

REPORTING ON THE COSTS OF START-UP ACTIVITIES
In the second quarter of 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. It is effective for 1999; however, early application is encouraged. The Company adopted the SOP in the second quarter of 1998 and applied it retroactively to January 1, 1998 as required. The Company recognized a charge for the cumulative effect of accounting change of $23 million in the restated financial statements for the first quarter of 1998. The effect on "income before cumulative effect of accounting change" in the Consolidated Statement of Income for the 1998 and 1997 interim periods was not material.

ACCOUNTING FOR THE COSTS OF DEVELOPING OR OBTAINING INTERNAL-USE
SOFTWARE
In the first quarter of 1998, the AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires qualifying computer software costs incurred in connection with obtaining or developing software for internal use to be capitalized. The Company currently capitalizes the costs of purchased software and expenses the costs of internally developed software. The Company plans to adopt the SOP in 1999 on a prospective basis when it becomes effective.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the second quarter of 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt this statement by January 1, 2000. The Company has not determined the impact this statement will have on its financial position or results of operations.


3.  OPERATIONAL RESTRUCTURING
In the first half of 1998, the Company sold the following:

=  U.S. recycling operations
=  Canadian extrusion facilities
=  European rolling mill operations
=  an Illinois sheet and plate plant

The Company has signed an asset purchase agreement for the sale of its North American aluminum beverage can operations. The sale includes 14 can plants, two end plants and a headquarters building. The Company expects to realize proceeds from the transaction of approximately $746 million and an after-tax gain of approximately $200 million. The sale will not include the Company's can machinery operations, its 27.5% interest in United Arab Can Manufacturing Company, Ltd. or its 34.9% interest in Latasa de Aluminio S.A. (Latasa), a Latin American beverage can manufacturer.

The Company has signed a letter of intent to sell its Alabama can stock complex. The sale will include a rolling mill, two nearby reclamation plants that provide input metal to the mill, and a coil coating facility. The Company recorded a pre-tax charge of $304 million ($196 million after taxes) in the second quarter of 1998 for this transaction.


The Company has also signed a letter of intent to sell its can machinery operations. The Company expects to realize a small gain on this transaction.

All of the transactions are subject to one or more of the following: regulatory approvals, transaction financing by the purchaser, negotiation and execution of definitive agreements, and/or other customary closing conditions.

The carrying amount for assets to be sold was approximately $1.1 billion at June 30, 1998. The operating income related to the assets to be sold was $36 million for the second quarter of 1998 and $57 million for the six-month period of 1998. These amounts include $14 million in the second quarter and $29 million in the six-month period relating to the ceasing of depreciation of the assets held for sale as required by current accounting rules.

The Company is using the proceeds from completed divestitures for debt repayments and repurchases of common stock (see Notes 4 and 7). The Company plans to use the proceeds from expected asset sales for the same purpose.

In the first quarter of 1997, the Company sold its U.S.
residential construction products operations. In the second quarter of 1997, the Company sold the following:

=  an aluminum reclamation plant in Virginia
=  aluminum extrusion plants in Virginia and Texas
=  coal properties in Kentucky

The Company recognized pre-tax gains of $38 million in the first quarter of 1997 and $18 million in the second quarter of 1997 related to these sales. Proceeds from these sales were used to reduce debt and to temporarily support operating requirements.

Also in the second quarter of 1997, the Company recorded a pre-tax charge of $25 million for termination benefits applicable to approximately 500 corporate headquarters employees. Cash requirements relating to the termination benefits have been paid.


4.  EXTRAORDINARY LOSS
In the second quarter of 1998, the Company had an extraordinary loss of $3 million (net of income tax benefit of $1 million) resulting from debt extinguishments. The debt consisted of $30 million of medium-term notes with an average interest rate of 8.8% and original maturities ranging from 2002 to 2008. The debt was extinguished with proceeds from asset sales.

The Company expects to extinguish approximately $470 million of debt with part of the proceeds from the sale of its North American aluminum beverage can operations. This debt extinguishment would be expected to result in an extraordinary loss of approximately $42 million (net of income tax benefit of $26 million).


5.  EARNINGS PER SHARE
The following is a reconciliation of income and average shares for the basic and diluted earnings per share computations for "Income (loss) before extraordinary loss and cumulative effect of accounting change."


                                                      Quarters ended June 30
                                                     -------------------------
                                                          1998       1997
                                                     -------------------------
Income (numerator):
  Income (loss) before extraordinary loss and cumulative
    effect of accounting change  (Basic and Diluted)      $(123)         $55

Average shares (denominator):
  Basic                                              72,056,000   73,122,000
  Effect of dilutive securities:
    Stock options                                             -      675,000
                                                     -------------------------
  Diluted                                            72,056,000   73,797,000
                                                     -------------------------

Per share amount for income (loss) before extraordinary
  loss and cumulative effect of accounting change:
    Basic earnings per share                             $(1.70)      $0.76
    Diluted earnings per share                           $(1.70)      $0.75

Antidilutive securities excluded:
   Stock options                                      5,411,000     150,000

                                                     Six Months ended June 30
                                                 ------------------------------
                                                         1998          1997
                                                 ------------------------------
Income (numerator):
  Income (loss) before extraordinary loss and
    cumulative effect of accounting change
    (Basic and Diluted)                                     $(65)          $98

Average shares (denominator):
  Basic                                               72,612,000    72,997,000
  Effect of dilutive securities:
    Stock options                                              -       591,000
                                                     --------------------------
    Diluted                                           72,612,000    73,588,000
                                                     --------------------------

Per share amount for income (loss) before extraordinary
  loss and cumulative effect of accounting change:
    Basic earnings per share                             $(0.89)         $1.35
    Diluted earnings per share                           $(0.89)         $1.34

Antidilutive securities excluded:
  Stock options                                       5,493,000        506,000



6.  FINANCING ARRANGEMENTS
In the first quarter of 1998, the Company borrowed $100 million under its Canadian bank credit agreement. The borrowing bears interest at a variable rate (6.0% at June 30, 1998) and requires repayment in a lump sum in 2001.

In the second quarter of 1998, the Company extinguished $30 million of medium term notes. See Note 4 for more information concerning these transactions.


7.  STOCKHOLDERS' EQUITY
In the first quarter of 1998, the Company repurchased two million shares of its common stock at market prices. The cost of the repurchases was $126 million.

Authority to repurchase up to 18 million shares of common stock became effective in the second quarter of 1998 with the signing of the definitive agreement for the sale of the Company's North American aluminum beverage can operations. This repurchase authorization includes the five million share repurchase program announced in the first quarter of 1998 and it extends to December 31, 2000.


8.  COMPANY OPERATIONS
In the second quarter of 1998, the Company signed a letter of intent to sell its Alabama can stock complex (see Note 3).
As a result, the Company has moved this operation from the "Other" category to the "Restructuring" category in its segment disclosures. The comparative periods of 1997 have been restated to reflect this change.

                                            Packaging    Construction
                                  Base         and           and
Second Quarter 1998             Materials    Consumer    Distribution
---------------------------------------------------------------------------
Customer aluminum shipments        168          37             46
Internal aluminum shipments         82           -              -
---------------------------------------------------------------------------
Total aluminum shipments           250          37             46
Customer revenues:
  Aluminum                        $269        $205           $170
  Nonaluminum                      114         144             81
Intersegment revenues - aluminum   126           -              -
---------------------------------------------------------------------------
Total revenues                    $509        $349           $251
===========================================================================
Operating income (loss)           $ 95        $ 40           $  8
Interest expense
---------------------------------------------------------------------------
Income before income taxes
===========================================================================

Second Quarter 1997
---------------------------------------------------------------------------
Customer aluminum shipments        121          36            42
Internal aluminum shipments        194           -             -
----------------------------------------------------------------------------
Total aluminum shipments           315          36            42
Customer revenues:
  Aluminum                        $220        $201          $155
  Nonaluminum                       87         145            85
Intersegment revenues - aluminum   342           -             -
----------------------------------------------------------------------------
Total revenues                    $649        $346          $240
============================================================================
Operating income (loss)           $ 76        $ 34          $ 14
Interest expense
---------------------------------------------------------------------------
Income before income taxes
============================================================================

                                                            Recon-
                                Transpor-  Restruc-         ciling   Consoli-
Second Quarter 1998              tation    turing    Other  Items    dated
------------------------------------------------------------------------------
Customer aluminum shipments        15       103         9       -        378
nternal aluminum shipments          -         2         -     (84)         -
------------------------------------------------------------------------------
Total aluminum shipments           15       105         9     (84)       378
Customer revenues:
  Aluminum                        $81      $460      $ 32     $ -     $1,217
  Nonaluminum                       -         -        23       -        362
Intersegment revenues - aluminum    -         5         -    (131)         -
------------------------------------------------------------------------------
Total revenues                    $81      $465      $ 55   $(131)    $1,579
==============================================================================
Operating income (loss)           $(7)     $ 38      $(33)  $(303)    $ (162)
Interest expense                                                         (33)
------------------------------------------------------------------------------
Income before income taxes                                            $  (195)
==============================================================================

Second Quarter 1997
--------------------------------------------------------------------------------
Customer aluminum shipments        17       205        11        -        432
Internal aluminum shipments         -         3         -     (197)         -
------------------------------------------------------------------------------
Total aluminum shipments           17       208        11     (197)       432
Customer revenues:
  Aluminum                        $95      $728      $ 37   $    -     $1,436
  Nonaluminum                       -        17        16        -        350
Intersegment revenues - aluminum    -         9         -     (351)         -
------------------------------------------------------------------------------
Total revenues                    $95      $754      $ 53    $(351)    $1,786
==============================================================================
Operating income (loss)           $ 7      $ 46      $(40)   $ (20)    $  117
Interest expense                                                          (37)
------------------------------------------------------------------------------
Income before income taxes                                             $   80
==============================================================================


                                          Packaging    Construction
                                 Base       and            and
Six Months of 1998             Materials  Consumer     Distribution
-----------------------------------------------------------------------
Customer aluminum shipments        313        67            92
Internal aluminum shipments        181         -             -
-----------------------------------------------------------------------
Total aluminum shipments           494        67            92
Customer revenues:
  Aluminum                      $  516      $380          $335
  Nonaluminum                      229       280           163
Intersegment revenues - aluminum   289         -             -
-----------------------------------------------------------------------
Total revenues                  $1,034      $660          $498
=======================================================================
Operating income (loss)         $  174      $ 62          $ 16
Interest expense
-----------------------------------------------------------------------
Income before income taxes
=======================================================================

Six Months of 1997
-----------------------------------------------------------------------
Customer aluminum shipments        223        67            82
Internal aluminum shipments        379         -             -
-----------------------------------------------------------------------
Total aluminum shipments           602        67            82
Customer revenues:
  Aluminum                      $  399      $371          $299
  Nonaluminum                      199       279           168
Intersegment revenues - aluminum   653         -             -
-----------------------------------------------------------------------
Total revenues                  $1,251      $650          $467
=======================================================================
Operating income (loss)         $  142      $ 55          $ 22
Interest expense
-----------------------------------------------------------------------
Income before income taxes
=======================================================================


                                                            Recon-
                              Transpor-   Restruc-          ciling   Consoli-
Six Months of 1998             tation     turing    Other   Items    dated
------------------------------------------------------------------------------
Customer aluminum shipments        31        219      18        -       740
Internal aluminum shipments         -          4       -     (185)        -
------------------------------------------------------------------------------
Total aluminum shipments           31        223      18     (185)       740
Customer revenues:
  Aluminum                       $168     $  937    $ 61    $   0     $2,397
  Nonaluminum                       -          5      37        0        714
Intersegment revenues - aluminum    -         12       -     (301)         -
------------------------------------------------------------------------------
Total revenues                   $168     $  954    $ 98    $(301)    $3,111
==============================================================================
Operating income (loss)          $ (7)    $   79    $(68)   $(300)    $  (44)
Interest expense                                                         (67)
------------------------------------------------------------------------------
Income before income taxes                                            $ (111)
==============================================================================

Six Months of 1997
------------------------------------------------------------------------------
Customer aluminum shipments        34        398      18        -        822
Internal aluminum shipments         -          5       -     (384)         -
------------------------------------------------------------------------------
Total aluminum shipments           34        403      18     (384)       822
Customer revenues:
  Aluminum                       $184     $1,378    $ 64    $   -     $2,695
  Nonaluminum                       -         41      28        -        715
Intersegment revenues - aluminum    -         17       -     (670)         -
------------------------------------------------------------------------------
Total revenues                   $184     $1,436    $ 92    $(670)    $3,410
==============================================================================
Operating income (loss)          $ 11     $   54    $(72)   $  12     $  224
Interest expense                                                         (76)
------------------------------------------------------------------------------
Income before income taxes                                            $  148
==============================================================================

RECONCILING ITEMS
Reconciling items consist of the following:
                                         Quarters ended June 30
                                        ------------------------
                                            1998      1997
                                        ------------------------
Operating income (loss):
  Inventory accounting adjustments         $   1     $(13)
  Operational restructuring effects - net   (304)      (7)
                                        ------------------------
                                           $(303)    $(20)
                                        ========================


                                         Six Months ended June 30
                                        --------------------------
                                             1998      1997
                                        --------------------------
Operating income (loss):
  Inventory accounting adjustments         $   4       $(19)
  Operational restructuring effects - net   (304)        31
                                        --------------------------
                                           $(300)      $ 12
                                        ==========================

Inventory accounting adjustments are the elimination of unrealized profits and losses on sales between global business units. Operational restructuring effects are explained in Note
3.

9.  CONTINGENT LIABILITIES
As previously disclosed in the Company's 1997 Form 10-K, the Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party (PRP), with others, at various Environmental Protection Agency-designated Superfund sites. The Company has recorded amounts (on an undiscounted basis) which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements.

Estimated costs for future environmental compliance and remediation are necessarily imprecise because of factors such as:

= continuing evolution of environmental laws and regulatory requirements
=  availability and application of technology
=  identification of presently unknown remediation requirements
=  cost allocations among PRPs

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


10. CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY OF CANADA, LTD.
Financial statements and financial statement schedules for Canadian Reynolds Metals Company, Ltd. and Reynolds Aluminum Company of Canada, Ltd. have been omitted because certain securities registered under the Securities Act of 1933, of which these entities are obligors (thus subjecting them to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by Reynolds Metals Company. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the footnotes to the financial statements of Reynolds Metals Company. Summarized financial information is as follows:

10.  CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM
     COMPANY OF CANADA, LTD. - continued

Canadian Reynolds Metals Company, Ltd.


                              Quarters Ended June 30   Six Months Ended June 30
                              ----------------------   ------------------------
                                 1998     1997              1998      1997
                              ----------------------   ------------------------
Net Sales:
  Customers                     $ 90      $ 55              $183      $ 99
  Parent and related companies   118       170               249       360
                              ----------------------   ------------------------
                                $208      $225              $432      $459

Cost of products sold            176       174               361       362

Net income                      $ 21      $ 26              $ 49      $ 55


                            June 30      December 31
                              1998         1997
                           --------------------------

Current assets              $  321            $  179
Noncurrent assets            1,184             1,206
Current liabilities           (107)             (148)
Noncurrent liabilities        (514)             (415)


Reynolds Aluminum Company of Canada, Ltd.

                              Quarters Ended June 30   Six Months Ended June 30
                              ----------------------   ------------------------
                                1998      1997             1998      1997
                               ---------------------   ------------------------
Net Sales:
  Customers                     $112      $139             $231      $258
  Parent and related companies   114       159              239       335
                               ------------------       -----------------------
                                $226      $298             $470      $593

Cost of products sold            194       237              395       481

Net income                      $ 18      $ 30             $ 47      $ 57


                            June 30          December 31
                              1998               1997
                            -----------------------------
Current assets              $  298              $  208
Noncurrent assets            1,256               1,276
Current liabilities          (112)                (111)
Noncurrent liabilities       (544)                (445)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1997 Form 10-K along with the consolidated financial statements and related footnotes included in and referred to in this report. In the tables, dollars are in millions, except per share amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.

Management's Discussion and Analysis contains forecasts, projections, estimates, statements of management's plans and objectives for the Company and other forward-looking statements. Please refer to the "Risk Factors" section beginning on page 22, where we have summarized factors that could cause actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.


RESULTS OF OPERATIONS
We more than offset the negative impact of lower primary aluminum prices with improved sales volume in several of our ongoing businesses; significant cost reduction in our base materials operations; lower selling, administrative and general expenses; and lower interest expense. For information concerning the special items in the following table, see the notes to the consolidated financial statements.

                                                  Second Quarter    Six Months
                                                 ---------------   ------------
                                                  1998    1997     1998   1997
                                                 ---------------   ------------

Results
Income before special items                       $   73   $  59  $ 131   $ 79
Operational restructuring effects (see Note 3)      (196)     (4)  (196)    19
Extraordinary loss (see Note 4)                       (3)      -     (3)     -
Cumulative effect of accounting change (see Note 2)    -       -    (23)     -
                                                  ----------------------------
Net income (loss)                                 $ (126)  $  55  $ (91)  $ 98
                                                  ============================

Earnings per share - basic
Income before special items                       $ 1.02   $0.81  $ 1.81  $1.08
Operational restructuring effects - net            (2.72)  (0.05)  (2.70)  0.27
Extraordinary loss                                  (.04)      -    (.04)     -
Cumulative effect of accounting change                 -       -    (.32)     -
                                                  -----------------------------
Net income (loss)                                 $(1.74)  $0.76  $(1.25) $1.35
                                                  =============================

GLOBAL BUSINESS UNITS

Base Materials
                          Second Quarter      Six Months
                          ---------------   ----------------
                           1998   1997       1998   1997
                          ---------------   ----------------
Aluminum shipments:
  Customer                  168    121          313      223
  Internal                   82    194          181      379
                          ---------------   ----------------
  Total                     250    315          494      602
                          ===============   ================

Revenues:
  Customer - aluminum      $269   $220       $  516   $  399
           - nonaluminum    114     87          229      199
  Internal - aluminu        126    342          289      653
                          ---------------   -----------------
  Total                    $509   $649       $1,034   $1,251
                          ===============   =================

Operating income           $ 95   $ 76       $  174   $  142
                          ===============   =================

The increase in customer aluminum shipments in the 1998 periods reflected continuing strong demand for our rod, foundry and billet products. Our available supply to meet customer needs increased because we no longer need to supply downstream fabricating operations that have been sold. Our available supply also increased because of restarting idle capacity (as discussed below). The sale of certain of our operations resulted in lower internal requirements for primary aluminum, which caused our internal shipments to decline.

In addition to reflecting the changes in shipping volume, aluminum revenues were adversely affected in the 1998 periods by lower prices for primary aluminum. Average realized prices for customer shipments were $0.73 in the second quarter of 1998 compared to $0.83 in the second quarter of 1997. Average realized prices for customer shipments were $0.75 in the six-month period of 1998 compared to $0.82 in the six month period of 1997. We believe prices were lower mainly because of the continuing economic uncertainty in Asia.

Higher sales of alumina led to the increase in nonaluminum revenues in both 1998 periods. The additional supply was made possible by significant improvements in production and capacity utilization at our Sherwin, Texas alumina plant.

Operating income improved in the second quarter and six months of 1998 because of:

=  higher customer shipments
=  significant cost reductions
=  improved capacity utilization in alumina operations
=  lower costs for certain raw materials

These benefits were partially offset by:

=  lower internal shipments
=  lower prices for primary aluminum
=  restart costs at our primary aluminum plants
=  lower technical services income

Base Materials - continued
Results in both years were negatively impacted by temporarily curtailed capacity at our U.S. primary aluminum plants. In the first quarter of 1998, we began the process of restarting some of this idle capacity. The restart of 47,000 metric tons of capacity at our Longview, Washington plant was essentially completed in July 1998. The announced restarts of 41,000 metric tons of capacity at our Massena, New York plant and 74,000 metric tons at our Troutdale, Oregon plant should be completed by the end of September 1998. We plan to monitor market conditions before finalizing the schedule to restart the remaining 47,000 metric tons at the Troutdale plant.

We decided to restart our idled primary aluminum capacity because of our outlook for continued strong demand in the aluminum market. Volume outlook for our primary metals business is strong for billet, rod and sheet ingot. We are projecting aluminum consumption growth of 1.0%-1.5% in 1998 and 2.5%-3.0% in 1999.

Packaging and Consumer

                                Second Quarter     Six Months
                                ---------------   ---------------
                                 1998   1997       1998   1997
                                ---------------   ---------------
Customer aluminum shipments       37        36      67      67

Revenues:
  Customer - aluminum           $205      $201    $380     $371
           - nonaluminum         144       145     280      279
                                ---------------   ---------------
  Total                         $349      $346    $660     $650
                                ===============   ===============

Operating income                $ 40      $ 34    $ 62     $ 55
                                ===============   ===============

Total shipments and revenues for packaging and consumer products were essentially flat in the 1998 periods as compared to the same periods in 1997. Shipments of packaging products were slightly lower because of strong competition. Shipments of consumer products were higher due to strong demand for Reynolds Wrap aluminum foil and the recently introduced product, Hot Bags aluminum foil pouches.

Operating income benefited from higher shipments of consumer products and lower costs. Higher development and marketing costs for new consumer products introduced in 1998 partially offset these benefits. The new consumer products include Hot Bags aluminum foil pouches and Wrappers aluminum foil sheets. Shipments of both products began in the second quarter of 1998.

Construction and Distribution

                                 Second Quarter    Six Months
                                ---------------   ---------------
                                 1998    1997      1998   1997
                                ---------------   ---------------
Customer aluminum shipments       46        42       92       82

Revenues:
  Customer - aluminum           $170      $155     $335     $299
           - nonaluminum          81        85      163      168
                                ---------------   ---------------
  Total                         $251      $240     $498     $467
                                ===============   ===============

Operating income                $  8      $ 14     $ 16     $ 22
                                ===============   ===============


Shipments and revenues increased in both 1998 periods. These improvements were due principally to higher shipments for all of our major aluminum distribution products (plate, sheet and extrusions) resulting from strong demand and market share growth in our major domestic markets. Shipments of aluminum construction products were slightly higher, reflecting steady demand for these high value products. Growth in construction products shipments in Europe and North America was somewhat offset by a decline in shipments to all Asian markets except China.

Nonaluminum revenues decreased slightly despite significant increases in stainless steel shipments. Demand was strong for all of our major product groups (plate, sheet and shapes). The effect of the higher shipping volume was offset by lower prices for stainless steel products. Prices for these products continue to be under pressure due to high imports and strong competition.

The decline in operating income in both 1998 periods primarily resulted from lower capacity utilization at one of our construction products plants following the scheduled expiration of a steel composite tolling contract in 1997. That tolling customer now has its own production facility and pays us design and production royalties. We also incurred higher marketing costs as we introduced new products into the European construction markets and expanded into new European markets. These effects were somewhat offset by the higher shipping volume. The effect of lower prices for stainless steel products was mostly offset by lower costs for purchases of stainless steel.

Transportation
                                 Second Quarter    Six Months
                                ---------------   ---------------
                                   1998   1997     1998   1997
                                ---------------   ---------------
Customer aluminum shipments       15       17        31       34

Customer revenues                $81      $95      $168     $184
Operating income                  (7)       7        (7)      11
                                ===============   ===============

Lower shipments and revenues in both 1998 periods resulted from volume declines in wheels and bumpers. Wheel shipments were lower because of decreased demand and a strike at a customer. The decline in bumper shipments resulted from the completion of a contract in 1997 that we expect to replace in 1999.

Transportation - continued
Operating income declined in both 1998 periods because of the lower shipping volume and its adverse effect on capacity utilization. Start-up costs in our wheel operations also contributed to the declines.

We are implementing sales and cost reduction programs in an effort to improve performance of our Transportation operations.


Restructuring
The decline in shipments, revenues and operating income in both 1998 periods was due to sold operations. Operating income includes $17 million in the second quarter of 1998 and $37 million in the six-month period of 1998 relating to the ceasing of depreciation of assets held for sale as required by current accounting rules.

For additional information concerning the global business units, see Note 8 to the consolidated financial statements.


INTEREST EXPENSE
Interest expense decreased in both 1998 periods because of lower amounts of debt outstanding.


TAXES ON INCOME
The effective tax rates reflected in the income statement differ from the U.S. federal statutory rate principally because of the effects of foreign taxes in 1997 and 1998 and percentage depletion allowances in 1997.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL


                                                June 30     December 31
                                                 1998          1997
                                               ---------   -------------
Working capital                                   $632        $711
Ratio of current assets to current liabilities   1.5/1       1.6/1

OPERATING ACTIVITIES
We used the net cash provided by operating activities in the first half of 1998 to fund capital investments.

INVESTING ACTIVITIES
Capital investments totaled $129 million in the first half of 1998. This amount includes $57 million for operating requirements (replacement equipment, environmental control projects, etc.). The remainder was for strategic projects
(performance improvements, investments, etc.) principally carried forward from 1997, including:

=  the expansion of the Worsley Alumina Refinery in Australia
=  the modernization of our U.S. foil plants
= the modification of our Indiana automotive components plant to produce engine cradles

In addition, we are expanding our forged wheel plant in Virginia.
The expansion will cost approximately $32 million, and we expect it to be substantially completed in late 1998.

We expect capital investments in 1998 to total $350 million. Approximately 43% of this amount will be used for operating requirements. We plan to use the remainder for those strategic projects already underway. We expect to fund our capital investments in 1998 with cash generated from operations.

We used part of the cash from asset sales to repurchase common stock and to repay debt. We are temporarily investing the remainder pending additional debt repayments.


FINANCING ACTIVITIES
The significant financing activities in the first half of 1998 were:

=  borrowing of $100 million under our Canadian bank credit agreement
   (see Note 6)
=  the repurchase of common stock (see Note 7)
=  the extinguishment of $30 million of medium-term notes (see Note
   4)


PORTFOLIO REVIEW
We have completed a number of divestitures and have reached an agreement for the sale of our North American can operations. We have also signed letters of intent to sell our can machinery operations and our Alabama can stock complex. For additional information concerning these transactions, see Note 3 to the consolidated financial statements.

We have received $640 million in proceeds from divestitures. We have reduced debt by $350 million and repurchased 2 million shares of common stock. The remainder of our proceeds is in cash.

We also plan to sell the following:

= our 27.5% interest in United Arab Manufacturing Company, Ltd., a Saudi Arabian aluminum beverage can manufacturer
=  our aluminum extrusion operation in Spain
=  our aluminum recycling plant in Italy

We are working with the other stockholders of Latasa, a Latin
American aluminum beverage can manufacturer, to agree upon and implement a process that will permit the sale of our 34.9% interest in Latasa in the near future.

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

The Company expects favorable conditions in aluminum industry supply/demand fundamentals to continue for the next several years. Consensus expectations for 1998 indicate global economic growth of 2.5-3%. The Company is forecasting an increase in global aluminum consumption for 1998 of approximately 1-1.5% and for 1999 of 2.5-3%. The Company's long-term outlook for growth in aluminum consumption is between 2.5 and 4% per year.

Economic and/or market conditions other than those forecasted by the Company in the preceding paragraph, particularly in the U.S., Asia and Western Europe, could cause the Company's actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized. The Company's outlook for 1998 and beyond could be jeopardized by repercussions stemming from recent economic problems in Asia, particularly Japan.

The following factors also could affect the Company's results:

= Primary aluminum is an internationally traded commodity. The price of primary aluminum is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. The Company's use of contractual arrangements, including fixed-price sales contracts, fixed-price supply contracts, and forward, futures and option contracts, reduces its exposure to this volatility but does not eliminate it.

= The markets for most aluminum products are highly competitive. Certain of the Company's competitors are larger than the Company in terms of total assets and operations and have greater financial resources. Certain foreign governments are involved in the operation and/or ownership of certain competitors and may be motivated by political as well as economic considerations. In addition, aluminum competes with other materials, such as steel, vinyl, plastics and glass, among others, for various applications in the Company's key markets. Plastic products compete with products made of glass, aluminum, steel, paper, wood and ceramics, among others. Unanticipated actions or developments by or affecting the Company's competitors and/or the willingness of customers to accept substitutions for the products sold by the Company could affect results.

[FN]
---------------
<FN1>
Forward-looking statements can be identified generally as those containing words such as "should," "hope," "forecast," "outlook,"
"project," "estimate," "expect," "anticipate," or "plan" and words of similar effect.

= The Company spends substantial capital and operating amounts relating to ongoing compliance with environmental laws. In addition, the Company is involved in remedial investigations and actions in connection with past disposal of wastes. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company's operations, the availability and application of technology, the identification of currently unknown remediation sites, and the allocation of costs among potentially responsible parties.

= Unanticipated material legal proceedings or investigations, or the disposition of those currently pending against the Company other than as anticipated by management and counsel, could affect the Company's results.

= Changes in the costs of power, resins, caustic soda, green coke and other raw materials can affect results. The Company's contract with the Bonneville Power Administration for the period October 1996 to September 2001 provides fixed rates for electrical power provided to the Company's Washington and Oregon primary aluminum plants. These rates have been approved by federal regulatory authorities but have been appealed in court by a third party. If the appeal is successful, it is possible that higher electricity costs might result.

= A number of the Company's businesses are cyclical and can be influenced by economic conditions.

= A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's results.

= Since late 1996, the Company has been conducting a Portfolio Review of all its operations. The Company has announced the signing of letters of intent for the sale of its can machinery business and its can stock complex in North Alabama, which consists of a rolling mill, two reclamation plants and a coil coating facility. It has also reached an agreement to sell substantially all the assets of its North American can operations. These transactions are subject to certain conditions, including obtaining regulatory approvals, completion of purchaser financing, completion of definitive agreements and/or other customary closing conditions. As a result, these transactions may or may not be completed as contemplated. The Company is also planning to sell its interest in United Arab Manufacturing Company, Ltd., its aluminum extrusion operation in Spain and its aluminum recycling plant in Italy and is working with the other stockholders of Latasa to agree upon and implement a process that will permit the sale of the Company's interest in Latasa in the near future. However, at this time, the Company has not entered into any letter of intent or agreement for the sale of these assets.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Forward, futures, option and swap contracts are designated to manage market risks resulting from fluctuations in the aluminum, natural gas, foreign currency and debt markets. Contracts used to manage risks in these markets are not material.

                  PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As previously reported in the Registrant's 1997 Form 10-K, a private antitrust lawsuit styled Hammons v. Alcan Aluminum
Corp. et al., was filed in the Superior Court of California for the County of Los Angeles on March 5, 1996 against the Registrant and other aluminum producers. The lawsuit alleged a conspiracy to reduce worldwide and U.S. aluminum production. Estimated damages of approximately $26 billion were sought in the lawsuit, which claimed class action status. Defendants removed the case to the U.S. District Court for the Central District of California (the "District Court"). The District Court granted summary judgment for defendants. On December 11, 1997, the U.S. Court of Appeals for the Ninth Circuit sustained the District Court's dismissal of the case. The plaintiff filed a motion seeking review of the decision by all the judges of the Ninth Circuit. The motion was denied on May 14, 1998. Plantiff's counsel has stated he will petition the U.S. Supreme Court to review the case.

Item 2.  CHANGES IN SECURITIES

     (a)  Recent Sales of Unregistered Securities

     Under the Registrant's Stock Plan for Outside Directors (the "Plan"), 87 phantom shares, in the aggregate, were granted to the Registrant's nine outside Directors on April 1, 1998, based on an average price of $61.0625 per share. These phantom shares represent dividend equivalents paid on phantom shares previously granted under the Plan. 506 phantom shares, in the aggregate, were granted to the nine outside Directors on June 30, 1998, based on an average price of $55.6563 share. These phantom shares represent a quarterly installment of each outside Director's annual grant under the Plan.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Registrant was held on May 14, 1998. The stockholders (i) elected the eleven nominees named in the Registrant's proxy statement to serve as Directors,
(ii) ratified the selection of Ernst & Young LLP as independent auditors of the Registrant for 1998, and (iii) defeated a stockholder proposal requesting endorsement of the CERES Principles, which provide standards for environmental performance and reporting. The number of votes cast for, against or withheld, and the number of abstentions, and the number of broker no-votes, as applicable, with respect to each matter were as set forth below. No other matters were voted upon at the meeting.

     (i)  Election of Directors

Name                Number Of Votes    Number Of Votes
                      Cast "For"         Withheld
Patricia C. Barron    65,261,986        1,262,368
John R. Hall          65,253,649        1,270,705
Robert L. Hintz       65,259,711        1,264,643
William H. Joyce      65,269,240        1,255,114
Mylle Bell Mangum     65,252,009        1,272,345
D. Larry Moore        65,257,030        1,267,234
Randolph N. Reynolds  65,222,712        1,301,642
James M. Ringler      65,260,700        1,263,654
Samuel C. Scott, III  65,266,736        1,257,618
Jeremiah J. Sheehan   65,139,410        1,384,953
Joe B. Wyatt          65,264,158        1,260,196

        (ii)  Ratification of Selection of Ernst & Young LLP as
              Independent Auditors

         Number of Votes Cast "For"     66,232,893
         Number of Votes Cast "Against"    146,222
         Number of Abstentions             145,239


         (iii) Stockholder Proposal Requesting Ratification of CERES
               Principles

         Number of Votes Cast "Against" 49,804,810
         Number of Votes Cast "For"      6,001,605
         Number of Abstentions           6,167,128
         Number of Broker Non-Votes      4,550,812

Item 5.    Other Information

Stockholder Proposals for 1999 Annual Meeting of Stockholders

The 1999 Annual Meeting of Stockholders of the Registrant is scheduled to be held on May 20, 1999. In order for stockholder proposals to be included in the Registrant's proxy statement and form of proxy for the 1999 Annual Meeting, such proposals must be received by the Registrant no later than November 18, 1998, addressed to: Reynolds Metals Company, 6601 West Broad Street,
P. O. Box 27003, Richmond, Virginia 23261-7003, Attention:
Secretary.

In addition, under the advance notice provisions of the Registrant's By-Laws, any stockholder desiring to introduce any business at the 1999 Annual Meeting which is not included in the Registrant's proxy materials or is not brought before the 1999 Annual Meeting by or at the direction of the Board of Directors or the officer presiding over the meeting must provide the Registrant with written notice of such business no later than February 19, 1999, addressed to the Registrant at the address specified above. Should any matters requiring the vote of stockholders arise at the 1999 Annual Meeting of which the Registrant has not received timely notice, the Registrant intends that shares represented by proxies will be voted in accordance with the discretion of the person or persons holding the proxy.

Additional information regarding these requirements is set forth in the Registrant's Proxy Statement dated March 18, 1998 under the heading "Stockholders' Proposals and Nominations".

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

         During the second quarter of 1998, the Registrant filed two Current Reports on Form 8-K with the Commission. The Registrant reported on a Form 8-K dated April 23, 1998 that it had reached a definitive agreement on the sale of substantially all of its global can operations to Ball Corporation. The Registrant reported on a Form 8-K dated June 23, 1998 that it had signed a letter of intent to sell its Alabama can stock complex, consisting of a rolling mill, two reclamation plants and a coil coating facility, to Avalon-Borden Companies, Inc.

                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY


  By /s/ Allen M. Earehart
     ---------------------------------
     Allen M. Earehart
     Senior Vice President, Controller
     (Chief Accounting Officer)


DATE:    August 6, 1998

                       INDEX TO EXHIBITS

             EXHIBIT 2     -  Asset Purchase Agreement by and among
                              Ball Corporation, Ball Metal Beverage
                              Container Corp. and Reynolds Metals
                              Company dated as of April 22, 1998.
                              The Registrant agrees to furnish to
                              the Commission upon request a copy of
                              the disclosure schedules supplemental
                              to the Asset Purchase Agreement.

        <F1> EXHIBIT 3.1   -  Restated Certificate of Incorporation,
                              as amended.  (File No. 1-1430, 1997 Form
                              10-K Report, EXHIBIT 3.1)

             EXHIBIT 3.2   -  By-laws, as amended.

             EXHIBIT 4.1   -  Restated Certificate of Incorporation.
                              See EXHIBIT 3.1.

             EXHIBIT 4.2   -  By-Laws.  See EXHIBIT 3.2.

        <F1> EXHIBIT 4.3   -  Indenture dated as of April 1, 1989 (the
                              "Indenture") between Reynolds Metals
                              Company and The Bank of New York, as
                              Trustee, relating to Debt Securities.
                              (File No. 1-1430, Form 10-Q Report for
                              the Quarter Ended March 31, 1989,
                              EXHIBIT 4(c))

        <F1> EXHIBIT 4.4   -  Amendment No. 1 dated as of November 1,
                              1991 to the Indenture.  (File No. 1-
                              1430, 1991 Form 10-K Report, EXHIBIT
                              4.4)

        <F1> EXHIBIT 4.5   -  Rights Agreement dated as of December 1,
                              1997 (the "Rights Agreement") between
                              Reynolds Metals Company and The Chase
                              Manhattan Bank, N.A.  (File No. 1-1430,
                              Registration Statement on Form 8-A dated
                              December 1, 1997, pertaining to
                              Preferred Stock Purchase Rights, EXHIBIT 1)

        <F1> EXHIBIT 4.6   -  Form of 9-3/8% Debenture due June 15, 1999.
                              (File No. 1-1430, Form 8-K Report dated
                              June 6, 1989, EXHIBIT 4)

        <F1> EXHIBIT 4.7   -  Form of Fixed Rate Medium-Term Note.
                              (Registration Statement No. 33-30882 on
                              Form S-3, dated August 31, 1989, EXHIBIT
                              4.3)

        <F1> EXHIBIT 4.8   -  Form of Floating Rate Medium-Term Note.
                              (Registration Statement No. 33-30882 on
                              Form S-3, dated August 31, 1989, EXHIBIT
                              4.4)

        <F1> EXHIBIT 4.9   -  Form of Book-Entry Fixed Rate Medium-Term
                              Note.  (File No. 1-1430, 1991 Form 10-K
                              Report, EXHIBIT 4.15)

        <F1> EXHIBIT 4.10  -  Form of Book-Entry Floating Rate Medium-Term
                              Note.  (File No. 1-1430, 1991 Form 10-K
                              Report, EXHIBIT 4.16)

        <F1> EXHIBIT 4.11  -  Form of 9% Debenture due August 15, 2003.
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

        <F1> EXHIBIT 4.15   - By-Laws of CRM, as amended.  (File No. 1-
                              1430, Form 10-Q Report for the Quarter
                              Ended September 30, 1997, EXHIBIT 4.16)

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

    <F1><F2> EXHIBIT 10.10  - Form of Executive Severance Agreement as
                              amended between Reynolds Metals Company
                              and key executive personnel, including
                              each of the individuals listed in Item
                              4A of the 1997 Form 10-K Report.  (File
                              No. 1-1430, 1997 Form 10-K Report,
                              EXHIBIT 10.10)

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

    <F1><F2> EXHIBIT 10.37  - Reynolds Metals Company Supplemental
                              Incentive Plan. (File No. 1-1430, 1996
                              Form 10-K Report, EXHIBIT 10.40)

    <F1><F2> EXHIBIT 10.38  - Reynolds Metals Company Stock Plan for
                              Outside Directors. (File No. 1-1430,
                              1996 Form 10-K Report, EXHIBIT 10.41)

    <F1><F2> EXHIBIT 10.39  - Special Executive Severance Package for
                              Certain Employees who Terminate
                              Employment between January 1, 1997 and
                              June 30, 1999 (or, if earlier, the date
                              of completion of employment related
                              actions related to the Company's portfolio review process, as designated by the Company's Chief Executive Officer), approved by the Compensation Committee of the Company's Board of Directors on January 17, 1997 and extended on May 15, 1998. (File No. 1-1430, 1996 Form 10-K Report, EXHIBIT 10.42)


    <F1><F2> EXHIBIT 10.40  - Special Award Program for Certain
                              Executives or Key Employees, as approved by the Compensation Committee of the Company's Board of Directors on January 17, 1997. (File No. 1-1430, 1996 Form
                              10-K Report, EXHIBIT 10.43)

    <F1><F2> EXHIBIT 10.41  - Amendment to Reynolds Metals Company
                              1996 Nonqualified Stock Option Plan
                              effective December 1, 1997.  (File No. 1-
                              1430, 1997 Form 10-K Report, EXHIBIT
                              10.41)

[FN]
____________________________
<F1> Incorporated by reference.
<F2> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

    <F1><F2> EXHIBIT 10.42  - Amendment to Reynolds Metals Company
                              Restricted Stock Plan for Outside
                              Directors effective December 1, 1997.
                              (File No. 1-1430, 1997 Form 10-K Report,
                              EXHIBIT 10.42)

        <F2> EXHIBIT 10.43  - Reynolds Metals Company Long-Term
                              Performance Share Plan

             EXHIBIT 10.44  - Asset Purchase Agreement by and among Ball
                              Corporation, Ball Metal Beverage
                              Container Corp. and Reynolds Metals
                              Company dated as of April 22, 1998.
                              See EXHIBIT 2.

             EXHIBIT 11     - Omitted; see Part I, Item 1 for
                              computation of earnings per share.

             EXHIBIT 15     - None

             EXHIBIT 18     - None

             EXHIBIT 19     - None

             EXHIBIT 22     - None

             EXHIBIT 23     - None

             EXHIBIT 24     - None

             EXHIBIT 27.1   - Financial Data Schedule as of June 30, 1998

             EXHIBIT 27.2   - Restated Financial Data Schedule as of
                              March 31, 1998

        <F1> EXHIBIT 99     - Description of Reynolds Metals Company
                              Capital Stock.  (File No. 1-1430, Form
                              10-Q Report for the Quarter Ended March
                              31, 1998, EXHIBIT 99)

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