Form 10-Q
period 1998-09-30
REYNOLDS METALS CO
filed 1998-11-13
CIK 83604

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 1998

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












Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of October 30, 1998, the Registrant had 64,456,697 shares of Common Stock, no par value, outstanding and entitled to vote.

                       PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)  (millions, except per share amounts)
----------------------------------------------------------------------------

                                Quarters ended           Nine months ended
                                 September 30              September 30
----------------------------------------------------------------------------
                                1998       1997           1998      1997
----------------------------------------------------------------------------

REVENUES                       $1,368     $1,717         $4,479    $5,127

COSTS AND EXPENSES
Cost of products sold           1,109      1,410          3,635     4,233
Selling, administrative and
  general expenses                 93         95            282       304
Depreciation and
  amortization                     57         92            193       277
Interest                           27         40             94       116
Operational restructuring
  effects                        (315)         -            (11)      (31)
----------------------------------------------------------------------------
                                  971      1,637          4,193     4,899
----------------------------------------------------------------------------
EARNINGS
Income before income taxes,
  extraordinary loss and
  cumulative effect of
  accounting change               397         80            286       228
Taxes on income                   135         25             89        75
----------------------------------------------------------------------------
Income before extraordinary
  loss and cumulative effect
  of accounting change            262         55            197       153
Extraordinary loss                (60)         -            (63)        -
Cumulative effect of
  accounting change                 -          -            (23)        -
----------------------------------------------------------------------------
NET INCOME                     $  202     $   55         $  111    $  153
============================================================================


EARNINGS PER SHARE
 Basic:
  Average shares outstanding       69         74             72        73
  Income before extraordinary
    loss and cumulative effect
    of accounting change        $3.80      $0.74          $2.76     $2.09
  Extraordinary loss            (0.88)         -          (0.89)        -
  Cumulative effect of
    accounting change               -          -          (0.32)        -
----------------------------------------------------------------------------
  Net income                    $2.92      $0.74          $1.55     $2.09
============================================================================
 Diluted:
  Average shares outstanding       69         75             72        74
  Income before extraordinary
    loss and cumulative effect
    of accounting change        $3.80      $0.73          $2.76     $2.08
  Extraordinary loss            (0.88)         -          (0.89)        -
  Cumulative effect of
    accounting change               -          -          (0.32)        -
----------------------------------------------------------------------------
  Net income                    $2.92      $0.73          $1.55     $2.08
============================================================================

CASH DIVIDENDS PER COMMON SHARE $0.35      $0.35          $1.05     $1.05
============================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)          (millions)
----------------------------------------------------------------------------

                                                   September 30  December 31
----------------------------------------------------------------------------
                                                       1998         1997
----------------------------------------------------------------------------

ASSETS
Current assets:
 Cash and cash equivalents                            $   43       $   70
 Receivables, less allowances of $16 (1997 - $16)        890        1,015
 Inventories                                             529          744
 Prepaid expenses and other                              168          165
----------------------------------------------------------------------------
   Total current assets                                1,630        1,994
Unincorporated joint ventures and associated companies 1,425        1,381
Property, plant and equipment                          5,158        6,533
Less allowances for depreciation and amortization      2,995        3,579
----------------------------------------------------------------------------
                                                       2,163        2,954
Deferred taxes and other assets                          900          897
----------------------------------------------------------------------------
Total assets                                          $6,118       $7,226
============================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, accrued and other liabilities      $  888       $1,074
 Short-term borrowings                                   163           67
 Long-term debt                                          229          142
----------------------------------------------------------------------------
   Total current liabilities                           1,280        1,283
Long-term debt                                           996        1,501
Postretirement benefits                                1,002        1,043
Environmental, deferred taxes and other liabilities      583          660
Stockholders' equity:
  Common stock                                         1,533        1,521
  Retained earnings                                    1,289        1,253
  Treasury stock, at cost                               (526)           -
  Accumulated other comprehensive income                 (39)         (35)
----------------------------------------------------------------------------
   Total stockholders' equity                          2,257        2,739
Contingent liabilities
Total liabilities and stockholders' equity            $6,118       $7,226
============================================================================


The accompanying notes to consolidated financial statements are an integral part of these statements.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)                (millions)
----------------------------------------------------------------------------

----------------------------------------------------------------------------

Nine months ended September 30                             1998     1997
----------------------------------------------------------------------------

OPERATING ACTIVITIES
 Net income                                              $   111   $ 153
 Adjustments to reconcile to net cash provided by
  operating activities:
    Depreciation and amortization                            193     277
    Operational restructuring effects                        (11)    (40)
    Extraordinary item                                        63       -
    Cumulative effect of accounting change                    23       -
    Changes in operating assets and liabilities net of
      effects of dispositions:
     Accounts payable, accrued and other liabilities        (149)      3
     Receivables                                             (49)   (161)
     Inventories                                              75    (190)
     Other                                                   (95)     16
----------------------------------------------------------------------------
Net cash provided by operating activities                    161      58

INVESTING ACTIVITIES
 Capital investments:
   Operational                                              (102)   (103)
   Strategic                                                (115)    (84)
 Sales of assets - operational restructuring               1,066     343
 Other                                                       (24)     (5)
----------------------------------------------------------------------------
Net cash provided by investing activities                    825     151

FINANCING ACTIVITIES
 Increase (decrease) in short-term borrowings                 97    (127)
 Proceeds from long-term debt                                250       -
 Reduction of long-term debt                                (769)    (46)
 Cash dividends paid                                         (76)    (73)
 Repurchase of common stock                                 (526)
 Stock options exercised                                      11      67
----------------------------------------------------------------------------
Net cash used in financing activities                     (1,013)   (179)

CASH AND CASH EQUIVALENTS
 Net increase (decrease)                                     (27)     30
 At beginning of period                                       70      38
----------------------------------------------------------------------------


At end of period                                          $   43   $  68
============================================================================


The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Nine months ended September 30                     1998        1997
----------------------------------------------------------------------------

SHARES (thousands):
 Common stock
   Balance at January 1                           73,909      72,719
   Issued under employee benefit plans               194       1,182
----------------------------------------------------------------------------
   Balance at September 30                        74,103      73,901
----------------------------------------------------------------------------


 Treasury stock
   Balance at January 1                                -           -
   Purchased and held as treasury stock           (9,647)          -
----------------------------------------------------------------------------
   Balance at September 30                        (9,647)          -
----------------------------------------------------------------------------
 Net common shares outstanding                    64,456      73,901
----------------------------------------------------------------------------


DOLLARS (millions):
 Common stock
   Balance at January 1                           $1,521      $1,451
   Issued under employee benefit plans                12          70
----------------------------------------------------------------------------
   Balance at September 30                        $1,533      $1,521
----------------------------------------------------------------------------


 Retained earnings
   Balance at January 1                           $1,253      $1,220
   Net income                                        111         153
   Cash dividends declared for common stock          (75)        (77)
----------------------------------------------------------------------------
   Balance at September 30                        $1,289      $1,296
----------------------------------------------------------------------------


 Treasury stock
   Balance at January 1                           $    -      $    -
   Purchased and held as treasury stock             (526)          -
----------------------------------------------------------------------------
   Balance at September 30                        $ (526)     $    -
----------------------------------------------------------------------------


 Accumulated other comprehensive income (loss)
   Balance at January 1                           $  (35)     $  (37)

   Foreign currency translation adjustments            2         (46)
   Income taxes                                       (6)          2
                                               -----------------------------
   Other comprehensive income (loss)                  (4)        (44)
----------------------------------------------------------------------------
   Balance at September 30                           (39)        (81)
----------------------------------------------------------------------------
 Total stockholders' equity                       $2,257      $2,736
----------------------------------------------------------------------------


COMPREHENSIVE INCOME (millions):
 Net income                                       $  111      $  153
 Other comprehensive income (loss)                    (4)        (44)
----------------------------------------------------------------------------
 Comprehensive income                             $  107      $  109
----------------------------------------------------------------------------


Comprehensive income for the third quarter of 1998 and 1997 was $213 million and $43 million, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

            REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Quarters and Nine Months Ended September 30, 1998 and 1997



1.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. Operating results for the interim periods of 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain amounts have been reclassified to conform to the 1998 presentation. In the tables, dollars are in millions, except per share amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.


2.  ACCOUNTING POLICIES
COMPREHENSIVE INCOME
In the first quarter of 1998, the Company adopted the Financial Accounting Standards Board's (FASB) Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adopting the Statement had no impact on the Company's net income or stockholders' equity. Statement No. 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130. Comprehensive income is presented in the Consolidated Statement of Changes in Stockholders' Equity.

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


3.  OPERATIONAL RESTRUCTURING
In the nine-month period of 1998, the Company sold the following:

-     U.S. recycling operations
-     Canadian extrusion facilities
-     European rolling mill operations
-     an Illinois sheet and plate plant
-     North American aluminum beverage can operations

The Company has signed a letter of intent to sell its Alabama can stock complex. The sale will include a rolling mill, two nearby reclamation plants that provide input metal to the mill, and a coil coating facility. The Company recorded a pre-tax charge of $304 million ($196 million after taxes) in the second quarter of 1998 for this transaction. Early in the fourth quarter of 1998, the buyer informed the Company that it was critical the buyer negotiate new labor agreements with unions at the complex. The Company has advised union leaders that if (1) the buyer and unions are able to agree on new labor agreements and (2) the Company and the buyer are able to successfully conclude negotiations and complete a sale, the Company would recognize the transaction as a "plant closing" for purposes of benefit payments under its existing labor contracts. Thus, even though the facility would continue to operate, union employees would be eligible for additional retirement and other contractual benefits. This would require the Company to record an additional after-tax restructuring charge in the range of $75 million to $85 million.

The Company has also signed a letter of intent to sell its aluminum extrusion operation in Spain.

Both of these transactions are subject to one or more of the following: regulatory approvals, transaction financing by the purchaser, negotiation and execution of definitive agreements and/or other customary closing conditions.

The Company had signed a letter of intent to sell its can machinery operations. The letter of intent has expired and the Company is pursuing other sales opportunities.

The carrying amount for assets to be sold was approximately $400 million at September 30, 1998.

The Company has used the proceeds from completed divestitures for debt repayments and repurchases of common stock (see Notes 4 and 7).

In 1997, the Company sold the following:

-     U.S. residential construction products business
-     an aluminum reclamation plant in Virginia
-     aluminum extrusion plants in Virginia and Texas
-     coal properties in Kentucky
- one-half of its wholly-owned interest in a rolling mill and related assets in Canada
-     an aluminum powder and paste plant in Kentucky

The Company recognized pre-tax gains of $56 million from these sales. Proceeds were used to reduce debt and to temporarily support operating requirements.

Also in the nine-month period of 1997, the Company recorded a pre-tax charge of $25 million for termination benefits applicable to approximately 500 corporate headquarters employees. Cash requirements relating to the termination benefits have been paid.


4.  EXTRAORDINARY LOSSES
The Company had extraordinary losses from debt extinguishments in the third quarter ($60 million) and the nine-month period of 1998 ($63 million). These amounts are net of income tax benefits of $38 million in the third quarter and $39 million in the nine-month period. The debt extinguished consisted of the following:

- $500 million of medium term notes with an average interest rate of 9% and original maturities ranging from 2002 to 2013
-    $79 million of 9% debentures due 2003
- a mortgage with a remaining balance of approximately $5 million that had a 10% interest rate and required monthly payments of principal and interest until 2009


5.  EARNINGS PER SHARE
The following reconciles income and average shares for the basic and diluted earnings per share computations for "Income before extraordinary loss and cumulative effect of accounting change."

                                                Quarters ended September 30
                                               -----------------------------
                                                    1998           1997
                                               -----------------------------
Income (numerator):
 Income before extraordinary loss and
  cumulative effect of accounting
  change (Basic and Diluted)                          $262            $55

Average shares (denominator):
 Basic                                          69,241,000     73,747,000
 Effect of dilutive securities:
   Stock options                                    84,000        791,000
                                               -----------------------------
 Diluted                                        69,325,000     74,538,000
                                               -----------------------------

Per share amount for income before
 extraordinary loss and cumulative
 effect of accounting change:
   Basic earnings per share                          $3.80          $0.74
   Diluted earnings per share                        $3.80          $0.73
Antidilutive securities excluded:
 Stock options                                   3,955,000        150,000


                                               Nine Months ended September 30
                                              -------------------------------
                                                    1998            1997
                                              -------------------------------
Income (numerator):
 Income before extraordinary loss and
   cumulative effect of accounting change
   (Basic and Diluted)                               $197            $153

Average shares (denominator):
 Basic                                         71,474,000      73,247,000
 Effect of dilutive securities:
   Stock options                                  257,000         658,000
                                              -------------------------------
 Diluted                                       71,731,000      73,905,000
                                              -------------------------------

Per share amount for income before
 extraordinary loss and cumulative
 effect of accounting change:
   Basic earnings per share                         $2.76           $2.09
   Diluted earnings per share                       $2.76           $2.08
Antidilutive securities excluded:
 Stock options                                  2,306,000         387,000

6.  FINANCING ARRANGEMENTS
In the first quarter of 1998, the Company borrowed $100 million under its Canadian bank credit agreement. The borrowing bears interest at a variable rate (5.8% at September 30, 1998) and requires repayment in a lump sum in 2001.

In the second and third quarters of 1998, the Company extinguished approximately $584 million principal amount of debt. See Note 4 for more information concerning these transactions.

In the third quarter of 1998, the Company terminated a $100-million interest rate swap originally scheduled to mature in 2001. The small gain realized will be recognized over the remainder of the designated hedge period ending 2001.

Early in the fourth quarter, the Company borrowed $150 million under its revolving credit facility that matures in 2001. Interest on the revolving credit facility is at a variable rate (5.6% in October 1998). The proceeds from the borrowing were used to repay $150 million of commercial paper, which was included in long-term debt at September 30, 1998.


7.  STOCKHOLDERS' EQUITY
Authority to repurchase up to 18 million shares of common stock (including the shares already repurchased) became effective in the second quarter of 1998 with the signing of the definitive agreement for the sale of the Company's North American aluminum beverage can operations. This repurchase authorization includes the five million share repurchase program announced in the first quarter of 1998 and it extends to December 31, 2000.

8.  COMPANY OPERATIONS
In the second quarter of 1998, the Company signed a letter of intent to sell its Alabama can stock complex (see Note 3). As a result, the Company has moved this operation from the "Other" category to the "Restructuring" category in its segment disclosures. The comparative periods of 1997 have been restated to reflect this change.

                                                Packaging       Construction
                                    Base           and               and
Third Quarter 1998                Materials      Consumer       Distribution
-----------------------------------------------------------------------------
Customer aluminum shipments          172            34                48
Internal aluminum shipments           94             -                 -
-----------------------------------------------------------------------------
Total aluminum shipments             266            34                48
Customer revenues:
  Aluminum                          $264          $191              $176
  Nonaluminum                         85           150                79
Intersegment revenues - aluminum     156             -                 -
-----------------------------------------------------------------------------
Total revenues                      $505          $341              $255
=============================================================================
Operating income (loss)             $ 65          $ 34              $ 13
Interest expense
-----------------------------------------------------------------------------
Income before income taxes,
 extraordinary loss and
 cumulative effect of
 accounting change
=============================================================================


Third Quarter 1997
-----------------------------------------------------------------------------
Customer aluminum shipments          144            33                42
Internal aluminum shipments          166             -                 -
-----------------------------------------------------------------------------
Total aluminum shipments             310            33                42
Customer revenues:
  Aluminum                          $262          $194              $158
  Nonaluminum                         82           152                83
Intersegment revenues - aluminum     290             -                 -
-----------------------------------------------------------------------------
Total revenues                      $634          $346              $241
=============================================================================
Operating income (loss)             $ 68          $ 33              $ 12
Interest expense
-----------------------------------------------------------------------------
Income before income taxes,
 extraordinary loss and
 cumulative effect
 of accounting change
=============================================================================



Third Quarter 1998                 Transportation   Restructuring     Other
-----------------------------------------------------------------------------
Customer aluminum shipments             15                88             9
Internal aluminum shipments              -                 -             -
-----------------------------------------------------------------------------
Total aluminum shipments                15                88             9
Customer revenues:
  Aluminum                             $76              $299          $ 31
  Nonaluminum                            -                 -            17
Intersegment revenues - aluminum         -                 -             -
-----------------------------------------------------------------------------
Total revenues                         $76              $299          $ 48
=============================================================================
Operating income (loss)                $(7)             $ 31          $(28)
Interest expense
-----------------------------------------------------------------------------
Income before income taxes,
  extraordinary loss and
  cumulative effect of
  accounting change
=============================================================================


Third Quarter 1997
-----------------------------------------------------------------------------
Customer aluminum shipments             15               179            10
Internal aluminum shipments              -                 3             -
-----------------------------------------------------------------------------
Total aluminum shipments                15               182            10
Customer revenues:
  Aluminum                             $78              $642          $ 32
  Nonaluminum                            -                23            11
Intersegment revenues - aluminum         -                10             -
-----------------------------------------------------------------------------
Total revenues                         $78              $675          $ 43
=============================================================================
Operating income (loss)                $ -              $ 38          $(36)
Interest expense
Income before income taxes,
 extraordinary loss and
 cumulative effect
 of accounting change
=============================================================================

                                      Reconciling
Third Quarter 1998                       Items           Consolidated
-----------------------------------------------------------------------------
Customer aluminum shipments                 -                  366
Internal aluminum shipments               (94)                   -
-----------------------------------------------------------------------------
Total aluminum shipments                  (94)                 366
Customer revenues:
  Aluminum                              $   -               $1,037
  Nonaluminum                               -                  331
Intersegment revenues - aluminum         (156)                   -
-----------------------------------------------------------------------------
Total revenues                          $(156)              $1,368
=============================================================================
Operating income (loss)                 $ 316               $  424
Interest expense                                               (27)
-----------------------------------------------------------------------------
Income before income taxes,
 extraordinary loss and
 cumulative effect
 of accounting change                                       $  397
=============================================================================


Third Quarter 1997
-----------------------------------------------------------------------------
Customer aluminum shipments                 -                  423
Internal aluminum shipments              (169)                   -
-----------------------------------------------------------------------------
Total aluminum shipments                 (169)                 423
Customer revenues:
  Aluminum                              $   -               $1,366
  Nonaluminum                               -                  351
Intersegment revenues - aluminum         (300)                   -
-----------------------------------------------------------------------------
Total revenues                          $(300)              $1,717
=============================================================================
Operating income (loss)                 $   5               $  120
Interest expense                                               (40)
-----------------------------------------------------------------------------
Income before income taxes,
 extraordinary loss and
 cumulative effect
 of accounting change                                       $   80
=============================================================================



                                                 Packaging     Construction
                                     Base           and            and
Nine Months of 1998                Materials      Consumer     Distribution
-----------------------------------------------------------------------------
Customer aluminum shipments             485            101        140
Internal aluminum shipments             275              -          -
-----------------------------------------------------------------------------
Total aluminum shipments                760            101        140
Customer revenues:
  Aluminum                           $  780         $  571       $511
  Nonaluminum                           314            430        242
Intersegment revenues - aluminum        445              -          -
-----------------------------------------------------------------------------
Total revenues                       $1,539         $1,001       $753
=============================================================================
Operating income (loss)              $  239         $   96       $ 29
Interest expense
-----------------------------------------------------------------------------
Income before income taxes
 extraordinary loss and
 cumulative effect
 on accounting change
=============================================================================

Nine Months of 1997
-----------------------------------------------------------------------------
Customer aluminum shipments             367            100        124
Internal aluminum shipments             545              -          -
-----------------------------------------------------------------------------
Total aluminum shipments                912            100        124
Customer revenues:
  Aluminum                            $ 661           $565       $457
  Nonaluminum                           281            431        251
Intersegment revenues - aluminum        943              -          -
-----------------------------------------------------------------------------
Total revenues                       $1,885           $996       $708
=============================================================================
Operating income (loss)              $  210           $ 88       $ 34
Interest expense
-----------------------------------------------------------------------------
Income before income taxes,
 extraordinary loss and
 cumulative effect of
 accounting change
=============================================================================


Nine Months of 1998             Transportation   Restructuring      Other
-----------------------------------------------------------------------------
Customer aluminum shipments          46               307               27
Internal aluminum shipments           -                 4                -
-----------------------------------------------------------------------------
Total aluminum shipments             46               311               27
Customer revenues:
  Aluminum                         $244            $1,236            $  92
  Nonaluminum                         -                 5               54
Intersegment revenues - aluminum      -                12                -
-----------------------------------------------------------------------------
Total revenues                     $244            $1,253            $ 146
=============================================================================
Operating income (loss)            $(14)           $  110            $ (96)
Interest expense
-----------------------------------------------------------------------------
Income before income taxes
  extraordinary loss and
  cumulative effect
  on accounting change
=============================================================================

Nine Months of 1997
-----------------------------------------------------------------------------
Customer aluminum shipments          49               577               28
Internal aluminum shipments           -                 8                -
-----------------------------------------------------------------------------
Total aluminum shipments             49               585               28
Customer revenues:
  Aluminum                         $262            $2,020            $  96
  Nonaluminum                         -                64               39
Intersegment revenues - aluminum      -                27                -
-----------------------------------------------------------------------------
Total revenues                     $262            $2,111            $ 135
=============================================================================
Operating income (loss)            $ 11            $   92            $(108)
Interest expense
-----------------------------------------------------------------------------
Income before income taxes,
  extraordinary loss and
  cumulative effect
  of accounting change
=============================================================================

                                        Reconciling
Nine Months of 1998                        Items          Consolidated
-----------------------------------------------------------------------------
Customer aluminum shipments                   -                1,106
Internal aluminum shipments                (279)                   -
-----------------------------------------------------------------------------
Total aluminum shipments                   (279)               1,106
Customer revenues:
  Aluminum                                $   -               $3,434
  Nonaluminum                                 -                1,045
Intersegment revenues - aluminum           (457)                   -
-----------------------------------------------------------------------------
Total revenues                            $(457)              $4,479
=============================================================================
Operating income (loss)                   $  16               $  380
Interest expense                                                 (94)
-----------------------------------------------------------------------------
Income before income taxes
  extraordinary loss and
  cumulative effect
  on accounting change                                        $  286
=============================================================================

Nine Months of 1997
-----------------------------------------------------------------------------
Customer aluminum shipments                   -                1,245
Internal aluminum shipments                (553)                   -
-----------------------------------------------------------------------------
Total aluminum shipments                   (553)               1,245
Customer revenues:
  Aluminum                                $   -               $4,061
  Nonaluminum                                 -                1,066
Intersegment revenues - aluminum           (970)                   -
-----------------------------------------------------------------------------
Total revenues                            $(970)              $5,127
=============================================================================
Operating income (loss)                   $  17               $  344
Interest expense                                                (116)
-----------------------------------------------------------------------------
Income before income taxes,
  extraordinary loss and
  cumulative effect
  of accounting change                                        $  228
=============================================================================

RECONCILING ITEMS
Reconciling items consist of the following:

                                               Quarters ended September 30
                                            ---------------------------------
                                                  1998             1997
                                            ---------------------------------
Operating income:
 Inventory accounting adjustments                 $  1             $  5
 Operational restructuring effects - net           315                -
                                            ---------------------------------
                                                  $316             $  5
                                            =================================

                                              Nine Months ended September 30
                                            ---------------------------------
                                                  1998             1997
                                            ---------------------------------
Operating income (loss):
 Inventory accounting adjustments                 $  5             $(14)
 Operational restructuring effects - net            11               31
                                            ---------------------------------
                                                  $ 16             $ 17
                                            =================================

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


10. CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY OF CANADA, LTD.
Financial statements and financial statement schedules for Canadian Reynolds Metals Company, Ltd. and Reynolds Aluminum Company of Canada, Ltd. have been omitted because certain securities registered under the Securities Act of 1933, of which these entities are obligors (thus subjecting them to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by Reynolds Metals Company. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the footnotes to the financial statements of Reynolds Metals Company.
Summarized financial information is as follows:

10. CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY OF CANADA, LTD. - continued

Canadian Reynolds Metals Company, Ltd.

                                   Quarters Ended        Nine Months Ended
                                    September 30           September 30
                                ---------------------------------------------
                                  1998       1997       1998         1997
                                ---------------------------------------------
Net Sales:
  Customers                       $ 78       $ 69       $261         $168
  Parent and related companies     119        161        368          521
                                ---------------------------------------------
                                  $197       $230       $629         $689

Cost of products sold              178        177        539          539

Net income                        $ 12       $ 31       $ 61         $ 86

                                      September 30       December 31
                                          1998               1997
                                  ----------------------------------------
Current assets                           $  279             $  179
Noncurrent assets                         1,172              1,206
Current liabilities                        (101)              (148)
Noncurrent liabilities                     (453)              (415)


Reynolds Aluminum Company of Canada, Ltd.

                                    Quarters Ended      Nine Months Ended
                                     September 30          September 30
                                 --------------------------------------------
                                     1998     1997      1998         1997
                                 --------------------------------------------
Net Sales:
  Customers                          $ 98     $150      $329         $408
  Parent and related companies        121      156       360          491
                                 --------------------------------------------
                                     $219     $306      $689         $899

Cost of products sold                 199      247       594          728

Net income                           $ 12     $ 32      $ 59         $ 90

                                      September 30     December 31
                                          1998             1997
                                   ------------------------------------
Current assets                           $  257           $  208
Noncurrent assets                         1,242            1,276
Current liabilities                        (106)            (111)
Noncurrent liabilities                     (481)            (445)

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

Management's Discussion and Analysis contains forecasts, projections, estimates, statements of management's plans and objectives for the Company and other forward-looking statements. Please refer to the "Risk Factors" section beginning on page 25, where we have summarized factors that could cause actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.


RESULTS OF OPERATIONS
We more than offset the negative impact of lower primary aluminum prices with improved sales volume in several of our ongoing businesses; significant cost reductions in our base materials operations; lower selling, administrative and general expenses; and lower interest expense. Our ability to generate higher operating income at lower pricing levels in 1998, compared to 1997, reflects the benefits of our portfolio review process, including restructuring assets, debt reduction and share repurchases. For information concerning the special items in the following table, see the notes to the consolidated financial statements.

                                          Third Quarter        Nine Months
                                          1998    1997       1998     1997
                                        -----------------   -----------------
Results
Net income before special items           $   61  $  55      $  192   $ 134
Operational restructuring effects (see
 Note 3)                                     201      -           5      19
Extraordinary loss (see Note 4)              (60)     -         (63)      -
Cumulative effect of accounting change
 (see Note 2)                                  -      -         (23)      -
                                        -------------------------------------
Net income                                $  202  $  55      $  111   $ 153
                                        =====================================

Earnings per share - basic
Net income before special items           $ 0.89  $0.74      $ 2.69   $1.82
Operational restructuring effects - net     2.91      -        0.07    0.27
Extraordinary loss                         (0.88)     -       (0.89)      -
Cumulative effect of accounting change         -      -       (0.32)      -
                                        -------------------------------------
Net income                                $ 2.92  $0.74     $  1.55   $2.09
                                        =====================================

---------------------
GLOBAL BUSINESS UNITS

Base Materials

                                     Third Quarter           Nine Months
                                  -------------------   ---------------------
                                     1998      1997        1998       1997
                                  -------------------   ---------------------
Aluminum shipments:
 Customer                             172       144          485        367
 Internal                              94       166          275        545
                                  -------------------   ---------------------
 Total                                266       310          760        912
                                  ===================   =====================

Revenues:
 Customer - aluminum                 $264      $262       $  780     $  661
          - nonaluminum                85        82          314        281
 Internal - aluminum                  156       290          445        943
                                  -------------------   ---------------------
 Total                               $505      $634       $1,539     $1,885
                                  ===================   =====================

Operating income                     $ 65      $ 68       $  239     $  210
                                  ===================   =====================

The increase in customer aluminum shipments in the 1998 periods reflects continuing strong demand for our rod, foundry and billet products. Our available supply to meet customer needs increased because we no longer need to supply downstream fabricating operations that have been sold. Our available supply also increased because of restarting idle capacity (as discussed below). The sale of certain of our operations resulted in lower internal requirements for primary aluminum, which caused our internal shipments to decline.

In addition to reflecting the changes in shipping volume, aluminum revenues were adversely affected in both 1998 periods by lower prices for primary aluminum. Average realized prices for customer shipments were $0.70 per pound in the third quarter of 1998 compared to $0.82 per pound in the third quarter of 1997. Average realized prices for customer shipments were $0.73 per pound in the nine-month period of 1998 compared to $0.82 per pound in the nine-month period of 1997.

Higher sales of alumina led to the increase in nonaluminum revenues in both 1998 periods. The additional supply was made possible by significant improvements in production and capacity utilization at our Sherwin, Texas alumina plant.

Operating income benefited in the third quarter and nine months of 1998 because of:

-     higher customer shipments of aluminum and alumina
-     significant cost reductions
-     improved capacity utilization
-     lower costs for certain raw materials

These benefits were offset by:

-     lower internal shipments
-     lower prices for aluminum and alumina
-     restart costs at our primary aluminum plants
-     lower technical services income

---------------------
GLOBAL BUSINESS UNITS - continued

Base Materials - continued
Results in both years were negatively impacted by temporarily curtailed capacity at our U.S. primary aluminum plants. In the first quarter of 1998, we began the process of restarting some of this idle capacity. In the third quarter of 1998, we had essentially completed restarts of the following capacity:
-     47,000 metric tons at our Longview, Washington plant
-     41,000 metric tons at our Massena, New York plant
-     74,000 metric tons at our Troutdale, Oregon plant

We plan to monitor market conditions before finalizing the schedule to restart the remaining 47,000 metric tons at the Troutdale plant.


Packaging and Consumer

                                     Third Quarter          Nine Months
                                   -----------------     ------------------
                                     1998     1997         1998       1997
                                   -----------------     ------------------
Customer aluminum shipments            34       33           101       100

Revenues:
 Customer - aluminum                 $191     $194        $  571      $565
          - nonaluminum               150      152           430       431
                                   -----------------     ------------------
 Total                               $341     $346        $1,001      $996
                                   =================     ==================

Operating income                     $ 34     $ 33        $   96      $ 88
                                   =================     ==================

Total shipments and revenues for packaging and consumer products were essentially flat in the 1998 periods as compared to the same periods in 1997. Shipments of packaging products were slightly lower because of strong competition and the discontinuance of certain products. Shipments of consumer products were higher due to strong demand for Reynolds Wrap aluminum foil and a recently introduced product, Hot Bags aluminum foil pouches.

Operating income benefited from higher shipments of consumer products and lower costs. Higher product development and marketing costs for new consumer products introduced in 1998 partially offset these benefits. The new consumer products include Hot Bags aluminum foil pouches and Wrappers aluminum foil sheets. Shipments of both products began in the second quarter of 1998.

---------------------
GLOBAL BUSINESS UNITS - continued

Construction and Distribution

                                     Third Quarter          Nine Months
                                   ------------------   -------------------
                                     1998     1997        1998       1997
                                   ------------------   -------------------
Customer aluminum shipments            48       42         140        124

Revenues:
 Customer - aluminum                 $176     $158        $511       $457
          - nonaluminum                79       83         242        251
                                   ------------------   -------------------
 Total                               $255     $241        $753       $708
                                   ==================   ===================

Operating income                     $ 13     $ 12        $ 29       $ 34
                                   ==================   ===================

Aluminum shipments and revenues increased in both 1998 periods. These improvements resulted from significantly higher shipments of most products. All of our major distribution products (plate, sheet and extrusions) benefited from strong demand and market share growth in our major domestic markets. Construction products benefited from strong demand and our global expansion efforts. Growth in construction products shipments in Europe and North America was somewhat offset by a decline in shipments to all Asian markets except China.

Nonaluminum revenues decreased slightly despite significant increases in stainless steel shipments. Demand was strong for all of our major stainless steel distribution products (plate, sheet and shapes). The effect of the higher shipping volume was offset by lower prices for stainless steel products. Prices for these products continue to be under pressure due to increased imports and strong competition.

Operating income in both 1998 periods benefited from the higher shipping volume. This was offset by lower capacity utilization at one of our construction products plants following the scheduled expiration of a steel composite tolling contract in 1997. That tolling customer now has its own production facility and pays us design and production royalties. We also incurred higher marketing costs to globally expand construction products sales. The effect of lower prices for stainless steel products was offset by lower costs for purchases of stainless steel.


Transportation

                                 Third Quarter        Nine Months
                               -----------------   -----------------
                                1998       1997     1998      1997
                               -----------------   -----------------
Customer aluminum shipments      15         15        46        49

Customer revenues               $76        $78      $244      $262
Operating income (loss)          (7)         -       (14)       11
                               =================   =================

Shipments and revenues in both 1998 periods were adversely affected by volume declines in bumpers and cast aluminum wheels. The decline in bumper shipments resulted from the completion of a contract in 1997 at our Indiana automotive structures plant. Cast aluminum wheel shipments were lower because of decreased demand related to a substantial number of mid-year wheel program conversions and a strike at a customer earlier in the year. The lower shipments of cast aluminum wheels were somewhat offset by higher shipments of forged aluminum wheels from our Virginia plant in both 1998 periods.

---------------------
GLOBAL BUSINESS UNITS - continued

Transportation - continued
Operating income declined in both 1998 periods because of:

-     lower shipping volume and its adverse effect on capacity utilization
-     lower prices
- start-up costs from the expansion of our forged aluminum wheel plant in Virginia
-     operational difficulties at our Wisconsin cast aluminum wheel plant

We have been working hard to address the issues affecting this business. In aluminum wheels, facilities in Canada, Italy and Venezuela are operating reasonably well. Our newer plant in Wisconsin has experienced a variety of operational difficulties since it began operation. In 1998, we have substantially completed pre-production certification programs for 16 new wheel models at the plant - a major cost hurdle. This new production volume should help the plant improve, although there are other issues that are currently being addressed. Our automotive structures plant in Indiana has been operating well below capacity as indicated above. We are currently testing a new engine cradle program that should be in production next year and should help improve performance there. In addition, we have entered into a new bumper contract that is scheduled to go into production in 1999. Aside from plant-specific initiatives, we are also evaluating options for our transportation business as a whole, including strategic alliances.

Restructuring
Shipments, revenues and operating income were adversely affected in both 1998 periods because of sold operations. The effect on operating income in both periods was offset by the ceasing of depreciation of assets held for sale as required by current accounting rules. The depreciation amount was $17 million in the third quarter of 1998 and $54 million in the nine-month period of 1998.

For additional information concerning the global business units, see Note 8 to the consolidated financial statements.


INTEREST EXPENSE
Interest expense decreased in both 1998 periods because of lower amounts of debt outstanding.


OTHER EXPENSES
The decline in selling, administrative and general expenses and depreciation and amortization in both 1998 periods resulted from our restructuring activities.


TAXES ON INCOME
The effective tax rates reflected in the income statement differ from the U.S. federal statutory rate principally because of the effects of foreign taxes.


YEAR 2000

Problem
The Year 2000 issue results from computer programs and systems that rely on two digits rather than four to define the applicable year. Such systems may recognize a date using "00" as the year 1900 rather than the year 2000.
As a result, computer systems could fail to operate or make miscalculations, causing disruption of business operations.

---------------------
YEAR 2000 - continued

Problem - continued
Left unrepaired, many of the Company's systems, including information and computer systems and automated equipment, could be affected by the Year 2000 issue. Failure to adequately address the issue could result, among other things, in the temporary inability to manufacture products, process transactions, send invoices, and/or engage in normal business activities.
We do not believe the products we sell require remediation to address the Year 2000 issue since they contain no embedded micro-chips or similar electronic components that are date-sensitive.

Goal
The Company has a formal program to address and resolve potential exposure associated with information and non-information technology systems arising from the Year 2000 issue. Our goal is that none of the Company's critical business operations or computer processes we share with our suppliers and customers will be substantially impaired by the advent of the Year 2000.

Year 2000 Remediation Project
We are preparing our critical, date-sensitive computer systems, processes and interfacing software for the Year 2000. Our remediation project is focusing on the following three areas:

- Information Systems - Computer hardware and software systems, business application software, end-user computing and communications infra-structure
- Non-Information Systems - Manufacturing equipment and the mechanical systems in our buildings (e.g., HVAC, security, and safety systems)
-     Third Parties - Suppliers and customers

In the first two areas, Information Systems and Non-Information Systems, the project consists of the following five phases:

- Inventory - Identifying our critical, date-sensitive computer systems that are not ready for the Year 2000
-     Planning - Deciding how to correct those systems
- Conversion - Repairing or replacing hardware and software to make them ready for the Year 2000
- Pre-installation Testing - Testing those aspects of computer systems that have been repaired or replaced to ensure that year entries after 1999 are interpreted properly, that date-based calculations are computed correctly, and that date-based control systems function accurately
-     Installation - Bringing corrected systems on-line

We measure progress in each phase as a percentage of actual staff hours expended to staff hours projected for completion of each phase. Our progress will change as various aspects of the project are completed and as new issues are encountered, either as a result of discovering unanticipated problems in our existing systems or acquiring new computer systems or equipment. We also are monitoring our computer and software vendors' readiness statements to assure that readiness changes in their products do not negatively affect our systems.

---------------------
YEAR 2000 - continued

Year 2000 Remediation Project - continued
As of September 30, 1998, our estimated progress with respect to the five phases of our Year 2000 remediation project for Information and Non-Information Systems was approximately as follows:

                   Information Systems      Non-Information Systems
                   -------------------      -----------------------

Inventory                  99%                        97%
Planning                   97%                        87%
Conversion                 87%                        62%
Pre-installation
  Testing                  84%                        52%
Installation               71%                        41%
Overall                    89%                        69%

With respect to Information Systems, the Company expects to substantially complete each of the phases identified above by December 31, 1998. For Non-Information Systems, we expect to substantially complete each of the phases by the end of the second quarter of 1999.

Our Year 2000 program also includes assessment of the business impact on the Company resulting from the failure of our suppliers to provide needed products and services. We are assessing the Year 2000 readiness of all our suppliers who are deemed to be critical to each of our operating locations, even though the products or services they provide may not be material to the Company's business as a whole. We have surveyed approximately 2,000 suppliers and rated them low, medium or high risk in their progress toward being ready for the Year 2000. Critical suppliers rated as high risk are receiving our immediate attention for contingency planning or other measures.

In addition, we are responding to customer inquiries regarding our Year 2000 program and our progress in addressing the issue. We expect to evaluate the Year 2000 readiness of those customers whose business is material to the Company as a whole as part of our future contingency planning.

The Company and certain of its customers and suppliers use Electronic Data Interchange (EDI) to effect business communications. The Company's EDI system software hass been upgraded to support transactions recorded using a four-digit year. Migration of EDI transactions to the four-digit year format will occur as existing EDI transaction formats are modified by the Company and its trading partners on a case by case basis. Some of the Company's customers have indicated they will not modify EDI transaction sets but will rely on other techniques such as data windowing to achieve Year 2000 capability.

We are also addressing the Year 2000 readiness of our unconsolidated affiliates.

1999 Activities

Quality Assurance
-----------------
In addition to completing the five phases of our Year 2000 remediation project described above, we expect to validate our remediation efforts with additional post-installation testing of certain of our critical computer systems. We also expect to respond to and initiate requests to test with various external agents including certain of our suppliers, customers and some government agencies after they ready their systems.

---------------------
YEAR 2000 - continued

1999 Activities - continued

Contingency Planning
--------------------
Currently, our contingency planning efforts are focused primarily on working to identify additional sources of supply for critical materials. We anticipate that 1999 will be a year of further contingency planning and monitoring of conditions to determine realistic Year 2000 issues beyond those already addressed. While it is still too early to identify a reasonably likely worst case scenario, our operations, particularly in the Base Materials business, require significant quantities of energy. Curtailments or disruptions of energy supplies would result in full or partial shutdowns of these operations until energy availability could be restored. In addition, unanticipated loss of energy supply could result in damage to production equipment.
During 1999, we will be assessing these and other business disruption risks and developing contingency plans to mitigate them.

Costs
The total cost of our five-phase Year 2000 remediation project is currently expected to be approximately $18 million. Of this amount, approximately $16 million will be for labor costs and $2 million for the purchase of equipment and license agreements. As of September 30, 1998, we had incurred labor costs of $13 million and spent $1 million on equipment and licenses. Our cost projections do not include the post-installation testing and contingency planning expected to occur in 1999; however, we do not anticipate that these costs will be significant. They also do not include any costs of business disruptions from supplier or customer non-performance.


EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and a common currency, the euro. The euro will then trade on currency exchanges and be available for non-cash transactions. Between January 1, 1999 and July 1, 2002, participating countries will convert all bills and coins denominated in the legacy currencies to the new euro currency. Based on the information presently available, we do not expect any material adverse effects from the euro conversion on our competitive or financial position or our ongoing results of operations.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL

                                               September 30    December 31
                                                   1998           1997
                                              --------------  -------------
Working capital                                    $ 350           $ 711
Ratio of current assets to current liabilities     1.3/1           1.6/1

Working capital was lower at September 30, 1998 principally because of reduced receivables and inventories resulting from dispositions of assets as a part of the Company's restructuring activities.

-------------------------------

OPERATING ACTIVITIES
We used the net cash provided by operating activities in the nine-month period of 1998 to fund capital investments.


INVESTING ACTIVITIES
Capital investments totaled $217 million in the nine-month period of 1998. This amount includes $102 million for operating requirements (replacement equipment, environmental control projects, etc.). The remainder was for strategic projects (performance improvements, investments, etc.) principally carried forward from 1997, including:

-     the expansion of the Worsley Alumina Refinery in Australia
-     the modernization of our U.S. foil plants
- the modification of our Indiana automotive components plant to produce engine cradles

In addition, we are doubling the capacity of our forged wheel plant in Virginia. The expansion will cost approximately $32 million, and we expect to substantially complete it in late 1998.

We expect capital investments in 1998 to total $350 million. Approximately 42% of this amount will be used for operating requirements. We plan to use the remainder for strategic projects already underway. We expect to fund our capital investments in 1998 with cash generated from operations, supple-mented by borrowings.

We used the cash from asset sales to repurchase common stock and to repay debt.


FINANCING ACTIVITIES
The significant financing activities in the nine-month period of 1998 were:

- extinguishment of debt (see Note 4 to the consolidated financial statements)
-     borrowings and the termination of an interest rate swap agreement (see
      Note 6 to the consolidated financial statements)
- repurchase of common stock (see the Consolidated Statement of Changes in Stockholders' Equity)


PORTFOLIO REVIEW
We have completed a number of divestitures and have also signed letters of intent to sell our aluminum extrusion operation in Spain and our Alabama can stock complex. For additional information concerning these transactions, see Note 3 to the consolidated financial statements.

We have received approximately $1.4 billion in proceeds from divestitures since the inception of our portfolio review in late 1996. With these proceeds, we have reduced debt by approximately $900 million and repurchased
9.6 million shares of common stock for $526 million.

-------------------------------
PORTFOLIO REVIEW - continued


We also plan to sell the following:

- our 27.5% interest in United Arab Manufacturing Company, Ltd., a Saudi Arabian aluminum beverage can manufacturer
-     our aluminum recycling plant in Italy
- our can machinery operations (the previously reported letter of intent to sell this operation has expired)

In addition, we are working with the other stockholders of Latasa, a Latin American aluminum beverage can manufacturer, to agree upon and implement a process that will permit the sale of our 34.9% interest in Latasa in the near future.

RISK FACTORS
------------
This section should be read in conjunction with Part l, Items 1 (Business), 3 (Legal Proceedings) and 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's 1997 Form 10-K; Part II, Item 1 (Legal Proceedings) of this report and the Company's report on Form 10-Q for the second quarter of 1998; and the preceding portions of this Item.

This report contains (and oral communications made by or on behalf of the Company may contain) forecasts, projections, estimates, statements of management's plans and objectives for the Company and other forward-looking statements(FN1). The Company's expectations for the future and related forward-looking statements are based on a number of assumptions and forecasts as to world economic growth and other economic indicators (including rates of inflation, industrial production, housing starts and light vehicle sales), trends in the Company's key markets, global aluminum supply and demand conditions, and aluminum ingot prices, among other items. By their nature, forward-looking statements involve risk and uncertainty, and various factors could cause the Company's actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

Although growth in aluminum consumption has flattened out this year, the Company expects favorable conditions in aluminum industry supply/demand fundamentals over the next several years. Consensus expectations for 1998 indicate global economic growth of 1.5-2.5%. The Company is forecasting an increase in global primary aluminum consumption for 1998 of less than 0.5% and for 1999 of 1-2%. Assuming resumption of favorable economic conditions in Asia, the Company's long-term outlook for growth in aluminum consumption is 2.5-4% per year.

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

- The markets for most aluminum products are highly competitive.
  Certain of the Company's competitors are larger than the Company in terms of total assets and operations and have greater financial resources. Certain foreign governments are involved in the operation and/or ownership of certain competitors and may be motivated by political as well as economic considerations. In addition, aluminum competes with other materials, such as steel, plastics and glass, among others, for various applications in the Company's key markets. Plastic products compete with products made of glass, aluminum, steel, paper, wood and ceramics, among others. Unanticipated actions or developments by or affecting the Company's competitors and/or the willingness of customers to accept substitutions for the products sold by the Company could affect results.

_________________________
[FN]
(FN1)Forward-looking statements can be identified generally as those containing words such as "should," "will," "will likely result," "hope," "forecast," "outlook," "project," "estimate," "expect," "anticipate," or "plan" and words of similar effect.

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

- A number of the Company's businesses are cyclical and can be influenced by economic conditions.

- A failure to complete the Company's major capital projects, such as expansion of the Worsley Alumina Refinery, as scheduled and within budget could affect the Company's results.

- The Company's results may be adversely affected if it fails to timely meet its Year 2000 readiness goals. The Company's assessments of the effort required to meet its Year 2000 readiness goal and the total cost of its Year 2000 remediation program are based on the Company's best estimates. These were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, we cannot guarantee these estimates are accurate and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Also, there can be no guarantee that other companies with which the Company does business will be converted on a timely basis or their failure to be Year 2000 compliant will not have an adverse effect on the Company.

- A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's results.

------------
- Since late 1996, the Company has been conducting a Portfolio Review of all its operations. The Company has announced the signing of a letter of intent for the sale of its can stock complex in North Alabama, which consists of a rolling mill, two reclamation plants and a coil coating facility. It has entered into a letter of intent for the sale of its aluminum extrusion operations in Spain. These transactions are subject to certain conditions, including obtaining regulatory approvals, completion of purchaser financing, completion of definitive agreements and/or other customary closing conditions. In addition, the sale of the North Alabama can stock complex is dependent on the purchaser's ability to successfully negotiate new labor agreements with the applicable unions. As a result of these conditions, the sale of the can stock complex and the Spanish extrusion operation may or may not be completed as contemplated. The Company is also planning to sell its can machinery business, its interest in United Arab Manufacturing Company, Ltd. and its aluminum recycling plant in Italy and is working with the other stockholders of Latasa to agree upon and implement a process that will permit the sale of the Company's interest in Latasa in the near future. However, at this time, the Company has not entered into any letter of intent or agreement for the sale of these assets.

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

                  PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

As previously reported in the Registrant's Form 10-Q for the second quarter of 1998, a private antitrust lawsuit styled Hammons v. Alcan Aluminum Corp. et al. was filed in the Superior Court of California for the County of Los Angeles on March 5, 1996 against the Registrant and other aluminum producers. The lawsuit alleged a conspiracy to reduce worldwide and U.S. aluminum production. Estimated damages of approximately $26 billion were sought in the lawsuit, which claimed class action status. Defendants removed the case to the U.S. District Court for the Central District of California (the "District Court"). The District Court granted summary judgment for defendants. On December 11, 1997, the U.S. Court of Appeals for the Ninth Circuit sustained the District Court's dismissal of the case. The plaintiff filed a motion seeking review of the decision by all the judges of the Ninth Circuit. The motion was denied on May 14, 1998. On August 12, 1998, plaintiff petitioned the U.S. Supreme Court to review the case. On October 19, 1998, the U.S. Supreme Court declined to review.

Item 2.  CHANGES IN SECURITIES
         ---------------------

     (a)      Recent Sales of Unregistered Securities

     Under the Registrant's Stock Plan for Outside Directors (the "Plan"), 99 phantom shares, in the aggregate, were granted to the Registrant's nine outside Directors on July 1, 1998, based on an average price of $55.5938 per share. These phantom shares represent dividend equivalents paid on phantom shares previously granted under the Plan. 506 phantom shares, in the aggregate, were granted to the nine outside Directors on September 30, 1998, based on an average price of $52.00 share. These phantom shares represent a quarterly installment of each outside Director's annual grant under the Plan.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

          During the third quarter of 1998, the Registrant filed two Current Reports on Form 8-K with the Commission. The Registrant reported on a Form 8-K dated August 10, 1998 that it had completed the sale of its North American aluminum beverage can operations to Ball Corporation ("Ball") for $746 million in cash. Included in the filing were pro forma financial statements showing the effect on the Company of the disposition of the assets to Ball. The Registrant reported on a Form 8-K dated September 15, 1998 that it had achieved its $900 million debt reduction goal and had repurchased 9.6 million of its common shares as of that date. The report also indicated that $549 million principal amount of debt securities were tendered and accepted for payment in response to the Registrant's fixed-spread tender offer, first announced on August 12, 1998.

          In addition to the foregoing, the Registrant reported on a Form 8-K dated October 16, 1998, that it had advised local union officials at its Alloys can stock complex in Alabama that the proposed purchaser of the facility had informed the Registrant that it is critical that the purchaser and labor unions representing employees at the complex negotiate new labor agreements with respect to those employees. The report stated additionally that the Registrant had advised the labor leaders at the complex that if (1) the proposed purchaser and the unions are able to agree on a new labor contract and (2) the Registrant and the proposed purchaser are able to successfully conclude negotiations and complete the sale, the Registrant would treat the transaction as a "plant closing" for purposes of benefit payments under its existing labor contracts.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY




  By /s/ Allen M. Earehart
     ----------------------------
     Allen M. Earehart
     Senior Vice President, Controller
     (Chief Accounting Officer)


DATE:    November 13, 1998

                          INDEX TO EXHIBITS

 <FN1>  EXHIBIT 2     -  Asset Purchase Agreement by and
                         among Ball Corporation, Ball Metal Beverage
                         Container Corp. and Reynolds Metals Company dated
                         as of April 22, 1998.  The Registrant agrees to
                         furnish to the Commission upon request a copy of
                         the disclosure schedules supplemental to the Asset
                         Purchase Agreement.  (File No. 1-1430, Form 10-Q
                         Report for the Quarter Ended June 30, 1998, EXHIBIT
                         2)

 <FN1>  EXHIBIT 3.1   -  Restated Certificate of Incorporation, as
                         amended.  (File No. 1-1430, 1997
                         Form 10-K Report, EXHIBIT 3.1)

 <FN1>  EXHIBIT 3.2   -  By-laws, as amended.  (File No. 1-1430, Form
                         10-Q Report for the Quarter Ended June
                         30, 1998, EXHIBIT 3.2)

        EXHIBIT 4.1   -  Restated Certificate of Incorporation.
                         See EXHIBIT 3.1.

        EXHIBIT 4.2   -  By-laws.  See EXHIBIT 3.2.

 <FN1>  EXHIBIT 4.3   -  Indenture dated as of April 1, 1989 (the
                         "Indenture") between Reynolds Metals
                         Company and The Bank of New York, as Trustee, relating to Debt Securities. (File No. 1-1430,
                         Form 10-Q Report for the Quarter Ended March 31,
                         1989, EXHIBIT 4(c))

 <FN1>  EXHIBIT 4.4   -  Amendment No. 1 dated as of November 1, 1991
                         to the Indenture.  (File No. 1-1430, 1991
                         Form 10-K Report, EXHIBIT 4.4)

 <FN1>  EXHIBIT 4.5   -  Rights Agreement dated as of December 1, 1997
                         (the "Rights Agreement") between Reynolds
                         Metals Company and The Chase Manhattan
                         Bank, N.A.  (File No. 1-1430, Registration
                         Statement on Form 8-A dated December 1, 1997, pertaining to Preferred Stock Purchase Rights,
                         EXHIBIT 1)

 <FN1>  EXHIBIT 4.6   -  Form of 9-3/8% Debenture due June 15, 1999.
                         (File No. 1-1430, Form 8-K Report
                         dated June 6, 1989, EXHIBIT 4)

 <FN1>  EXHIBIT 4.7   -  Form of Fixed Rate Medium-Term Note.
                         (Registration Statement No. 33-30882 on Form
                         S-3, dated August 31, 1989, EXHIBIT 4.3)

 <FN1>  EXHIBIT 4.8   -  Form of Floating Rate Medium-Term Note.
                         (Registration Statement No. 33-30882 on
                         Form S-3, dated August 31, 1989, EXHIBIT 4.4)

 <FN1>  EXHIBIT 4.9   -  Form of Book-Entry Fixed Rate Medium-Term
                         Note.  (File No. 1-1430, 1991 Form 10-K
                         Report, EXHIBIT 4.15)

 <FN1>  EXHIBIT 4.10  -  Form of Book-Entry Floating Rate Medium-Term
                         Note.  (File No. 1-1430, 1991 Form 10-K Report,
                         EXHIBIT 4.16)

[FN]
______________________
<FN1>  Incorporated by reference.

 <FN1>     EXHIBIT 4.11 -  Form of 9% Debenture due August 15, 2003.
                           (File No. 1-1430, Form 8-K Report dated
                           August 16, 1991, Exhibit 4(a))

 <FN1>     EXHIBIT 4.12 -  Articles of Continuance of Societe
                           d'Aluminium Reynolds du Canada,
                           Ltee/Reynolds Aluminum Company of Canada,
                           Ltd. (formerly known as Canadian Reynolds Metals
                           Company, Limited -- Societe Canadienne de Metaux
                           Reynolds, Limitee) ("RACC"), as amended.  (File No.
                           1-1430, 1995 Form 10-K Report, EXHIBIT 4.13)

 <FN1>     EXHIBIT 4.13  - By-Laws of RACC, as amended.  (File
                           No. 1-1430, Form 10-Q Report for
                           the Quarter Ended March 31, 1997, EXHIBIT 4.14)

 <FN1>     EXHIBIT 4.14  - Articles of Incorporation of Societe Canadienne
                           de Metaux Reynolds, Ltee/Canadian Reynolds
                           Metals Company, Ltd. ("CRM"), as amended.
                           (File No. 1-1430, Form 10-Q Report for
                           the Quarter Ended September 30, 1997,
                           EXHIBIT 4.15)

 <FN1>     EXHIBIT 4.15  - By-Laws of CRM, as amended.  (File
                           No. 1-1430, Form 10-Q Report for
                           the Quarter Ended September 30, 1997, EXHIBIT 4.16)

 <FN1>     EXHIBIT 4.16  - Indenture dated as of April 1, 1993
                           among RACC, Reynolds Metals
                           Company and The Bank of New York, as Trustee. (File No. 1-1430, Form 8-K Report dated July 14, 1993, EXHIBIT 4(a))

 <FN1>     EXHIBIT 4.17  - First Supplemental Indenture, dated as of
                           December 18, 1995 among RACC, Reynolds
                           Metals Company, CRM and The Bank of
                           New York, as Trustee.  (File No. 1-
                           1430, 1995 Form 10-K Report, EXHIBIT 4.18)

 <FN1>     EXHIBIT 4.18  - Form of 6-5/8% Guaranteed Amortizing
                           Note due July 15, 2002.  (File No. 1-1430,
                           Form 8-K Report dated July 14, 1993,
                           EXHIBIT 4(d))

<FN1><FN2> EXHIBIT 10.1  - Reynolds Metals Company 1987 Nonqualified
                           Stock Option Plan.  (Registration
                           Statement No. 33-13822 on Form S-8,
                           dated April 28, 1987, EXHIBIT 28.1)

<FN1><FN2> EXHIBIT 10.2  - Reynolds Metals Company 1992 Nonqualified
                           Stock Option Plan.  (Registration
                           Statement No. 33-44400 on Form S-8, dated
                           December 9, 1991, EXHIBIT 28.1)

<FN1><FN2> EXHIBIT 10.3  - Reynolds Metals Company Performance
                           Incentive Plan, as amended and restated
                           effective January 1, 1996. (File No. 1-1430, Form 10-Q Report for the Quarter Ended
                           March 31, 1995, EXHIBIT 10.4)


[FN]
_______________________
<FN1>  Incorporated by reference.
<FN2>  Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

<FN1><FN2> EXHIBIT 10.4  - Agreement dated December 9, 1987 between
                           Reynolds Metals Company and Jeremiah
                           J. Sheehan. (File No. 1-1430, 1987 Form 10-K Report, EXHIBIT 10.9)

<FN1><FN2> EXHIBIT 10.5  - Supplemental Death Benefit Plan for Officers.
                           (File No. 1-1430, 1986 Form 10-K
                           Report, EXHIBIT 10.8)

<FN1><FN2> EXHIBIT 10.6  - Financial Counseling Assistance Plan for
                           Officers.  (File No. 1-1430, 1987 Form 10-
                           K Report, EXHIBIT 10.11)

<FN1><FN2> EXHIBIT 10.7  - Management Incentive Deferral Plan.
                           (File No. 1-1430, 1987 Form 10-K Report,
                           EXHIBIT 10.12)

<FN1><FN2> EXHIBIT 10.8  - Deferred Compensation Plan for Outside
                           Directors as Amended and Restated Effective
                           December 1, 1993.  (File No. 1-1430, 1993 Form 10-K
                           Report, EXHIBIT 10.12)

<FN1><FN2> EXHIBIT 10.9  - Form of Indemnification Agreement for
                           Directors and Officers.  (File No. 1-
                           1430, Form 8-K Report dated April 29, 1987, EXHIBIT 28.3)

<FN1><FN2> EXHIBIT 10.10 - Form of Executive Severance Agreement
                           as amended between Reynolds Metals
                           Company and key executive personnel, including each of the current executive officers. (File No. 1-1430, 1997 Form 10-K Report, EXHIBIT 10.10)

<FN1><FN2> EXHIBIT 10.11 - Amendment to Reynolds Metals Company 1987
                           Nonqualified Stock Option Plan
                           effective May 20, 1988. (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1988,
                           EXHIBIT 19(a))

<FN1><FN2> EXHIBIT 10.12 - Amendment to Reynolds Metals Company 1987
                           Nonqualified Stock Option Plan
                           effective October 21, 1988. (File No. 1-1430, Form 10-Q Report for the Quarter Ended September 30, 1988, EXHIBIT 19(a))

<FN1><FN2> EXHIBIT 10.13 - Amendment to Reynolds Metals Company 1987
                           Nonqualified Stock Option Plan
                           effective January 1, 1987. (File No. 1-1430, 1988 Form 10-K Report, EXHIBIT 10.22)

<FN1><FN2> EXHIBIT 10.14 - Form of Stock Option and Stock Appreciation
                           Right Agreement, as approved February
                           16, 1990 by the Compensation Committee of the Company's Board of Directors. (File No. 1-1430, 1989 Form 10-K Report, EXHIBIT 10.24)


<FN1><FN2> EXHIBIT 10.15 - Amendment to Reynolds Metals Company 1987
                           Nonqualified Stock Option Plan
                           effective January 18, 1991. (File No. 1-1430, 1990 Form 10-K Report, EXHIBIT 10.26)

[FN]
_______________________
<FN1>  Incorporated by reference.
<FN2>  Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

<FN1><FN2> EXHIBIT 10.16 - Form of Stock Option Agreement, as approved
                           April 22, 1992 by the Compensation
                           Committee of the Company's Board of Directors. (File No. 1-1430, Form 10-Q Report for the Quarter Ended March 31, 1992, EXHIBIT 28(a))

<FN1><FN2> EXHIBIT 10.17 - Reynolds Metals Company Restricted Stock
                           Plan for Outside Directors.  (Registration
                           Statement No. 33-53851 on Form S-8,
                           dated May 27, 1994, EXHIBIT 4.6)

<FN1><FN2> EXHIBIT 10.18 - Reynolds Metals Company New Management
                           Incentive Deferral Plan.  (File No. 1-
                           1430, Form 10-Q Report for the Quarter Ended June 30, 1994, EXHIBIT 10.30)

<FN1><FN2> EXHIBIT 10.19 - Reynolds Metals Company Salary Deferral
                           Plan for Executives.  (File No. 1-1430,
                           Form 10-Q Report for the Quarter Ended June 30, 1994, EXHIBIT 10.31)

<FN1><FN2> EXHIBIT 10.20 - Reynolds Metals Company Supplemental Long
                           Term Disability Plan for Executives.
                           (File No. 1-1430, Form 10-Q Report for
                           the Quarter Ended June 30, 1994, EXHIBIT 10.32)

<FN1><FN2> EXHIBIT 10.21 - Amendment to Reynolds Metals Company 1987
                           Nonqualified Stock Option Plan effective
                           August 19, 1994.  (File No. 1-1430, Form
                           10-Q Report for the Quarter Ended September 30, 1994, EXHIBIT 10.34)

<FN1><FN2> EXHIBIT 10.22 - Amendment to Reynolds Metals Company 1992
                           Nonqualified Stock Option Plan effective
                           August 19, 1994.  (File No. 1-1430, Form
                           10-Q Report for the Quarter Ended September 30, 1994, EXHIBIT 10.35)

<FN1><FN2> EXHIBIT 10.23 - Amendment to Reynolds Metals Company New
                           Management Incentive Deferral Plan
                           effective January 1, 1995. (File No. 1-1430, 1994 Form 10-K Report, EXHIBIT 10.36)

<FN1><FN2> EXHIBIT 10.24 - Form of Split Dollar Life Insurance Agreement
                           (Trustee Owner, Trustee Pays Premiums). (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1995, EXHIBIT 10.34)

<FN1><FN2> EXHIBIT 10.25 - Form of Split Dollar Life Insurance Agreement
                           (Trustee Owner, Employee Pays Premium). (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1995, EXHIBIT 10.35)

<FN1><FN2> EXHIBIT 10.26 - Form of Split Dollar Life Insurance Agreement
                           (Employee Owner, Employee Pays Premium). (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1995, EXHIBIT 10.36)


[FN]
____________________________
<FN1>  Incorporated by reference.
<FN2>  Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

<FN1><FN2> EXHIBIT 10.27 - Form of Split Dollar Life Insurance Agreement
                           (Third Party Owner, Third Party Pays Premiums). (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1995, EXHIBIT 10.37)

<FN1><FN2> EXHIBIT 10.28 - Form of Split Dollar Life Insurance Agreement
                           (Third Party Owner, Employee Pays Premiums).
                           (File No. 1-1430, Form 10-Q Report for the
                           Quarter Ended June 30, 1995, EXHIBIT 10.38)

<FN1><FN2> EXHIBIT 10.29 - Reynolds Metals Company 1996 Nonqualified Stock
                           Option Plan.  (Registration Statement No.
                           333-03947 on Form S-8, dated May 17,
                           1996, EXHIBIT 4.6)

<FN1><FN2> EXHIBIT 10.30 - Amendment to Reynolds Metals Company 1992
                           Nonqualified Stock Option Plan effective
                           January 1, 1993.  (Registration Statement
                           No. 333-03947 on Form S-8, dated May 17, 1996,
                           EXHIBIT 99)

<FN1><FN2> EXHIBIT 10.31 - Form of Stock Option Agreement, as approved
                           May 17, 1996 by the Compensation
                           Committee of the Company's Board of Directors. (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1996, EXHIBIT 10.41)

<FN1><FN2> EXHIBIT 10.32 - Form of Three Party Stock Option Agreement,
                           as approved May 17, 1996 by the Compensation
                           Committee of the Company's Board of
                           Directors. (File No. 1-1430, Form 10-Q Report for the Quarter Ended June 30, 1996, EXHIBIT 10.42)

<FN1><FN2> EXHIBIT 10.33 - Stock Option Agreement dated August 30,
                           1996 between Reynolds Metals Company and
                           Jeremiah J. Sheehan. (File No. 1-1430, Form 10-Q Report for the Quarter Ended September 30, 1996,
                           EXHIBIT 10.43)

<FN1><FN2> EXHIBIT 10.34 - Amendment to Deferred Compensation Plan
                           for Outside Directors effective
                           August 15, 1996.  (File No. 1-1430, Form 10-Q
                           Report for the Quarter Ended September 30, 1996,
                           EXHIBIT 10.44)

<FN1><FN2> EXHIBIT 10.35 - Amendment to Reynolds Metals Company New
                           Management Incentive Deferral Plan
                           effective January 1, 1996. (File No. 1-1430, 1996 Form 10-K Report, EXHIBIT 10.38)

<FN1><FN2> EXHIBIT 10.36 - Amendment to Reynolds Metals Company Performance
                           Incentive Plan effective January 1, 1996.
                           (File No. 1-1430, 1996 Form 10-K
                           Report, EXHIBIT 10.39)

<FN1><FN2> EXHIBIT 10.37 - Reynolds Metals Company Supplemental Incentive
                           Plan. (File No. 1-1430, 1996
                           Form 10-K Report, EXHIBIT 10.40)


[FN]
____________________________
<FN1>  Incorporated by reference.
<FN2>  Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

<FN1><FN2> EXHIBIT 10.38 - Reynolds Metals Company Stock Plan for
                           Outside Directors. (File No. 1-1430, 1996
                           Form 10-K Report, EXHIBIT 10.41)

<FN1><FN2> EXHIBIT 10.39 - Special Executive Severance Package for
                           Certain Employees who Terminate
                           Employment between January 1, 1997 and June 30, 1999 (or, if earlier, the date of completion of employment related actions related to the Company's portfolio review process, as designated by the Company's Chief Executive Officer), approved by the Compensation Committee of the Company's Board of Directors on January 17, 1997 and extended on May 15, 1998. (File No. 1-1430, 1996 Form 10-K Report,
                           EXHIBIT 10.42)

<FN1><FN2> EXHIBIT 10.40 - Special Award Program for Certain Executives
                           or Key Employees, as approved by the Compensation Committee of the Company's Board of Directors on January 17, 1997. (File No. 1-1430,
                           1996 Form 10-K Report, EXHIBIT 10.43)

<FN1><FN2> EXHIBIT 10.41 - Amendment to Reynolds Metals Company 1996
                           Nonqualified Stock Option Plan effective December 1, 1997. (File No. 1-1430, 1997 Form 10-K
                           Report, EXHIBIT 10.41)

<FN1><FN2> EXHIBIT 10.42 - Amendment to Reynolds Metals Company Restricted
                           Stock Plan for Outside Directors effective
                           December 1, 1997.  (File No. 1-1430, 1997
                           Form 10-K Report, EXHIBIT 10.42)

<FN1><FN2> EXHIBIT 10.43 - Reynolds Metals Company Long-Term Performance
                           Share Plan. (File No. 1-1430, Form
                           10-Q Report for the Quarter Ended June 30, 1998,
                           EXHIBIT 10.43)

           EXHIBIT 10.44 - Asset Purchase Agreement by and among
                           Ball Corporation, Ball Metal Beverage
                           Container Corp. and Reynolds Metals
                           Company dated as of April 22, 1998.  See EXHIBIT 2.

           EXHIBIT 11    - Omitted; see Part I, Item 1 for
                           computation of earnings per share.

           EXHIBIT 15    - None

           EXHIBIT 18    - None

           EXHIBIT 19    - None

           EXHIBIT 22    - None

           EXHIBIT 23    - None


[FN]
_______________________
<FN1>  Incorporated by reference.
<FN2>  Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

           EXHIBIT 24    - None

           EXHIBIT 27    - Financial Data Schedule as of September 30, 1998

  <FN1>    EXHIBIT 99    - Description of Reynolds Metals Company
                           Capital Stock.  (File No. 1-1430, Form 10-Q
                           Report for the Quarter Ended March
                           31, 1998, EXHIBIT 99)

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






[FN]
_______________________
<FN1>  Incorporated by reference.