Form 10-K
period 1998-12-31
REYNOLDS METALS CO
filed 1999-03-26
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

                Commission File Number 001-01430

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

As of March 22, 1999:

(a) the aggregate market value of the voting stock known by the Registrant to be held by nonaffiliates of the Registrant was approximately $2.4 billion<F1>.

(b) the Registrant had 64,457,809 shares of Common Stock outstanding and entitled to vote.


               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of
Stockholders to be held on May 20, 1999 - Part III
[FN]
___________________
<F1> For this purpose, "nonaffiliates" are deemed to be persons other than directors, officers and persons owning beneficially more than five percent of the voting stock as reported to the Securities and Exchange Commission.

                              NOTE

This copy includes only EXHIBIT 21 of those listed on pages 66 -
72.

In accordance with the Securities and Exchange Commission's requirements, we will furnish copies of the remaining exhibits listed below upon payment of a fee of 10 cents per page. Please remit the proper amount with your request to:

                    Secretary
                    Reynolds Metals Company
                    P.O. Box 27003
                    Richmond, Virginia 23261-7003

Exhibits have the following number of pages:

       EXHIBIT 2       137              EXHIBIT 10.16    4
       EXHIBIT 3.1      89              EXHIBIT 10.17    3
       EXHIBIT 3.2      23              EXHIBIT 10.18    3
       EXHIBIT 4.1      89              EXHIBIT 10.19    2
       EXHIBIT 4.2      23              EXHIBIT 10.20    1
       EXHIBIT 4.3     165              EXHIBIT 10.21   10
       EXHIBIT 4.4       6              EXHIBIT 10.22   10
       EXHIBIT 4.5      44              EXHIBIT 10.23   13
       EXHIBIT 4.6       2              EXHIBIT 10.24    6
       EXHIBIT 4.7       2              EXHIBIT 10.25    2
       EXHIBIT 4.8       2              EXHIBIT 10.26    2
       EXHIBIT 4.9      10              EXHIBIT 10.27    1
       EXHIBIT 4.10     14              EXHIBIT 10.28    3
       EXHIBIT 4.11      9              EXHIBIT 10.29    3
       EXHIBIT 4.12     36              EXHIBIT 10.30    2
       EXHIBIT 4.13     17              EXHIBIT 10.31   10
       EXHIBIT 4.14     19              EXHIBIT 10.32   10
       EXHIBIT 4.15     18              EXHIBIT 10.33   10
       EXHIBIT 4.16     89              EXHIBIT 10.34   10
       EXHIBIT 4.17      7              EXHIBIT 10.35    1
       EXHIBIT 4.18     12              EXHIBIT 10.36    2
       EXHIBIT 10.1     21              EXHIBIT 10.37    5
       EXHIBIT 10.2     16              EXHIBIT 10.38    9
       EXHIBIT 10.3     19              EXHIBIT 10.39    1
       EXHIBIT 10.4      7              EXHIBIT 10.40    1
       EXHIBIT 10.5      2              EXHIBIT 10.41    1
       EXHIBIT 10.6      7              EXHIBIT 10.42    1
       EXHIBIT 10.7      6              EXHIBIT 10.43   21
       EXHIBIT 10.8     10              EXHIBIT 10.44  137
       EXHIBIT 10.9     15              EXHIBIT 10.45    1
       EXHIBIT 10.10    16              EXHIBIT 10.46    1
       EXHIBIT 10.11     7              EXHIBIT 21       1
       EXHIBIT 10.12    12              EXHIBIT 23       1
       EXHIBIT 10.13    13              EXHIBIT 24      19
       EXHIBIT 10.14     2              EXHIBIT 27       1
       EXHIBIT 10.15     1

                        TABLE OF CONTENTS

                             PART I
ITEM                                                   PAGE

 1.  BUSINESS.......................................... 1
       GENERAL
         Nature of Operations.......................... 1
         Portfolio Review.............................. 1
         Financial Information Regarding Global
           Business Units and Operations by
           Geographic Location......................... 2
       GLOBAL BUSINESS UNITS
         Base Materials................................ 2
         Packaging and Consumer........................ 7
         Construction and Distribution................. 7
         Transportation................................ 8
       OTHER OPERATIONS................................ 8
       COMPETITION..................................... 9
       ENVIRONMENTAL COMPLIANCE....................... 10
       RESEARCH AND DEVELOPMENT....................... 11
       EMPLOYEES...................................... 11
 2.  PROPERTIES....................................... 12
 3.  LEGAL PROCEEDINGS................................ 16
 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
       HOLDERS........................................ 16
 4A. EXECUTIVE OFFICERS OF THE REGISTRANT............. 17

PART II

 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS............................ 19
 6.  SELECTED FINANCIAL DATA.......................... 21
 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS..................................... 22
 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK.................................... 36
 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...... 37
 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE......... 65

PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
       REGISTRANT..................................... 65
11.  EXECUTIVE COMPENSATION........................... 65
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
       AND MANAGEMENT................................. 65
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS... 65

PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
       REPORTS ON FORM 8-K............................ 66

                             PART I


Item 1.  BUSINESS

Reynolds Metals Company (the "Registrant") was incorporated in 1928 under the laws of the State of Delaware. In this report, "Reynolds" and "Company" and personal pronouns, such as "we," "our" and "us," mean the Registrant and its consolidated subsidiaries unless otherwise indicated.


                             GENERAL

Nature of Operations
--------------------

Reynolds is the world's third-largest aluminum producer and the world's leading producer of aluminum foil. We serve customers in growing world markets including the aluminum fabricating, packaging and consumer, commercial construction, distribution, and automotive markets, with a wide variety of aluminum, plastic and other products. At December 31, 1998, Reynolds employed approximately 20,000 people. We have operations or interests in operations at more than 100 locations in 24 countries. Our world headquarters is in Richmond, Virginia.

Reynolds' operations are organized into four market-based, global business units: Base Materials; Packaging and Consumer; Construction and Distribution; and Transportation. For a description of these units, see the discussion below under the heading "Global Business Units." For information about certain operations that are not considered part of a global business unit, see the discussion below under the heading "Other Operations."

Portfolio Review
----------------
In late 1996, we began a portfolio review of our operations and businesses. Below is a summary of the portfolio review transactions that we have completed since the beginning of 1998, as well as those that are currently pending:

     In February 1998, we sold our Canadian aluminum extrusion plants, located in Richmond Hill, Ontario and Ste. Therese, Quebec, to the William L. Bonnell subsidiary of Tredegar Industries, Inc. The plants manufacture products used primarily in the construction, transportation, electrical, machinery and equipment, consumer durables and climbing equipment markets.

     In March 1998, we sold our U.S. recycling operations to Wise Recycling, LLC, an affiliate of Wise Metals Co., Inc. In a related transaction, TOMRA Pacific, Inc., an affiliate of TOMRA Systems, ASA, acquired the western region of our U.S. recycling operations.

     In May 1998, we sold our European rolling mill businesses to VAW aluminium AG. Included in the sale were the aluminum rolling operations of Reynolds Aluminium Deutschland, Inc. in Hamburg, Germany (known as RADI); Reynolds Italy Slim, S.p.A. in Cisterna di Latina, Italy (known as SLIM); and Industria Navarra del Aluminio, S. A. in Irurzun, Spain (known as INASA).

     In June 1998, we sold our McCook, Illinois sheet and plate plant to McCook Metals L.L.C. The plant produces aluminum products for the aircraft and aerospace, transportation and distribution markets.

     In August 1998, we sold our North American beverage can business to Ball Corporation.

     In December 1998, we signed a definitive agreement to sell our Alloys can stock complex located in Alabama to Wise Alloys LLC, an affiliate of Wise Metals Co., Inc. Included in the complex are the Alloys rolling mill, two reclamation plants, and a coil coating facility. Wise Alloys took title to the inventory and spare parts associated with the Alloys complex in December 1998, and until the final closing, we are operating the facility on behalf of Wise Alloys for a management fee. The final closing is expected to occur by the end of the first quarter of 1999 and is subject to customary closing conditions.

     In December 1998, we signed a definitive agreement to sell our aluminum extrusion plant in Irurzun, Spain, as well as our distribution operations for architectural systems located in Spain, to an affiliate of Alcoa Inc. The transaction is subject to customary closing conditions and is expected to close by the end of the first quarter of 1999.


Financial Information Regarding Global Business Units and
Operations by Geographic Location
---------------------------------------------------------

Financial information for operations and assets attributable to our global business units and information regarding our operations by geographic location are included in Note 11 to the consolidated financial statements in Item 8 of this report.


                      GLOBAL BUSINESS UNITS

Base Materials
--------------

Our base materials global business unit produces metallurgical alumina, alumina chemicals and primary aluminum. It also produces carbon products, principally for use in primary aluminum reduction plants.

Aluminum is one of the most plentiful metals in the earth's crust. It is found chemically combined with other elements. Aluminum silicates are in almost every handful of clay, but aluminum is produced primarily from bauxite, an ore containing aluminum in the form of aluminum oxide, commonly referred to as alumina.

Aluminum is made by extracting alumina from bauxite and then removing oxygen from the alumina through an electrolytic process known as "reduction." The result is molten primary aluminum, which is cast into various forms for shipment to fabricating plants. It takes about four tons of bauxite to make two tons of alumina, which in turn yield about a ton of primary aluminum.

We refine bauxite into alumina at our Sherwin alumina plant near Corpus Christi, Texas. We also are entitled to a share of the production from two joint ventures in which we have interests, one located in Western Australia, known as the Worsley Joint Venture ("Worsley"), and the other located in Stade, Germany, known as Aluminium Oxid Stade ("Stade"). See Table 1 under this Item. In addition, we have a contract with a third party to purchase 120,000 metric tons of alumina annually in 1999 and 2000.

Worsley currently has the capacity to produce 1.7 million metric tons of alumina per year. Reynolds is entitled to 56% of the alumina produced by the joint venture. The Worsley refinery is currently being expanded to increase its annual capacity to 3.1 million metric tons. In addition to increasing capacity, the expansion project will further reduce operating costs and improve product quality. Construction is scheduled to be completed in the second quarter of 2000. Worsley has proven bauxite reserves sufficient to operate the plant at capacity for at least the next 35 years, even after taking into account the ongoing expansion of the refinery's annual capacity.

Bauxite requirements for our Sherwin alumina plant and our share of the Stade joint venture are obtained from the following sources:

     Australia

     We have a long-term purchase arrangement under which we may buy from a third party an aggregate of approximately
     18,800,000 dry metric tons of Australian bauxite through 2021.

     Brazil

     We own a 5% interest in Mineracao Rio Do Norte S.A. (known as MRN), which owns the Trombetas bauxite mining project in Brazil. We will buy at least 322,000 dry metric tons of Brazilian bauxite from the project in 1999.

     We also maintain an interest in other, undeveloped bauxite deposits in Brazil.

     Guinea

     We own a 6% interest in Halco (Mining), Inc. Halco owns 51% and the Guinean government owns 49% of Compagnie des Bauxites de Guinee ("CBG"), which has the exclusive right through 2038 to develop and mine bauxite in a 10,000 square-mile area in northwestern Guinea. We have a bauxite purchase contract with CBG that will provide us with a minimum of approximately 6,550,000 dry metric tons of Guinean bauxite for the period 1999 through 2011.

     Guyana

     We are a 50% partner with the Guyanese government in a bauxite mining project in the Berbice region of Guyana.
     During 1999, we will buy between 1,500,000 and 1,800,000 dry metric tons of bauxite from the project.

     Jamaica

     We have a purchase arrangement under which we will buy from a third party an aggregate of up to 5,400,000 dry metric tons of Jamaican bauxite for the period 1999 through 2001.

     Other

     We have an arrangement with the U.S. government under which we will buy at a negotiated price during 1999 approximately
     529,000 long dry tons of Jamaican bauxite stored next to our Sherwin alumina plant.

Our present sources of bauxite and alumina are more than adequate to meet the forecasted requirements of our primary aluminum production operations for the foreseeable future.

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

Our primary aluminum products include unalloyed aluminum ingot; billet, which is used by extrusion plants; sheet ingot, which is supplied to rolling facilities; foundry ingot, which is the base material for cast products such as automotive wheels; and electrical redraw rod, which is used by the electrical cable industry. During 1998, approximately 65% of our primary aluminum products was sold externally to third parties; the remainder was purchased by other Reynolds business units. Our internal demands for primary aluminum have declined as a result of actions taken in connection with our portfolio review. Consequently, we expect that a larger percentage of our future primary aluminum sales will be to external customers.

Production at our primary aluminum plants can vary due to a number of factors, including changes in worldwide supply and demand. Reynolds currently has the annual capacity to produce 1,094,000 metric tons of primary aluminum, of which 47,000 metric tons are temporarily idled. During 1998, we restarted 162,000 metric tons of previously idled production capacity. We will monitor market conditions and our internal needs before proceeding with further restarts.

In addition to the primary aluminum plants listed in Table 2, Reynolds has a 10% equity interest in the Aluminum Smelter Company of Nigeria ("ALSCON"), which is currently under construction. When ALSCON is operating at capacity, we expect to buy at market-related prices approximately 153,000 metric tons of primary aluminum annually from the 193,000 metric ton smelter. Startup of one line began in late 1997. That line was operating at the end of 1998 at 41% of its rated capacity of 96,500 metric tons. We also have an 8% equity interest in C.V.G. Aluminio del Caroni, S.A. (known as ALCASA), which produces primary aluminum in Venezuela.

Reynolds owns and operates two carbon products manufacturing facilities located in Lake Charles and Baton Rouge, Louisiana. These facilities produce 855,000 metric tons of calcined petroleum coke and 136,000 metric tons of carbon anodes annually. The anodes are produced principally for consumption at our primary aluminum plant in Baie Comeau, Quebec. The calcined petroleum coke is used by our wholly owned primary aluminum plants. We also sell it worldwide to the aluminum and titanium dioxide industries.

In addition to producing aluminum and carbon products, our base materials business operates a commercial hazardous waste treatment facility in Gum Springs, Arkansas for the treatment of spent potliner resulting from Reynolds' and other producers' North American aluminum reduction operations. Regulations issued by the U.S. Environmental Protection Agency (the "EPA") require the treatment of spent potliner to prescribed standards prior to disposal. Our facility has the capacity to treat 120,000 short tons of spent potliner annually and is currently operating at approximately 50% of capacity. In July 1998, the U. S. Court of Appeals for the District of Columbia struck down the treatment standards included in the then current EPA regulations. The EPA subsequently adopted temporary standards, which are expected to continue in effect until final standards are adopted. Our Gum Springs facility is the only commercial facility in the U.S. capable of treating spent potliner to the temporary standards, as well as to the standards previously in effect. In addition, we have submitted permit applications to state and federal environmental authorities to allow us to operate the Gum Springs facility's landfill as a hazardous waste landfill. The applications were submitted as a result of EPA's 1997 decision to classify treated spent potliner as a hazardous waste.

Energy
------

Reynolds consumes substantial amounts of energy in the aluminum production process. Refining alumina from bauxite requires high temperatures. The facilities where we refine alumina achieve these temperatures by burning natural gas or coal to produce direct heat or steam. Natural gas and coal for these facilities are purchased under long- and short-term contracts. See Table 1 under this Item.

The electrolytic process for reducing alumina to primary aluminum requires large amounts of electricity. We generally expect to meet the energy requirements for our primary aluminum production for the foreseeable future under long-term contracts. Under these contracts, however, we may experience shortages of interruptible power from time to time at our Massena, New York plant and at the plant in Ghana in which we hold a joint-venture interest. The portion of power supplied to the Massena plant that is interruptible (approximately 15%) can be offset with purchased power. Production at Ghana is dependent on hydroelectric power. The Ghana plant is currently operating at reduced capacity due to drought conditions that have existed since 1994. See Table 2 under this Item.

Rates for electricity charged by the Bonneville Power
Administration, which serves the Company's Troutdale, Oregon and Longview, Washington primary aluminum plants, are established under a five-year contract that runs through September 2001. We are now evaluating the sources of electricity that may be available to us after the current contract expires.

                             Table 1
                Alumina Plants and Energy Supply

                           Rated
                       Capacity(a) at                     Principal
                      December 31, 1998  Energy        Energy Contract
Plant                    Metric Tons     Purchased(b)  Expiration Date
-----                    -----------     ------------  ---------------
Corpus Christi, Texas    1,600,000       Natural Gas      (c),(d)
Worsley, Australia         969,000(e)    Coal             2002(d)
Stade, Germany             375,000(e)    Natural Gas      2008

                             TABLE 2
      Primary Aluminum Production Plants and Energy Supply

                        Rated
                    Capacity(a) at                     Principal
                   December 31, 1998    Energy       Energy Contract
Plant                 Metric Tons     Purchased(b)   Expiration Date
-----                 -----------     ------------   ---------------
Baie Comeau, Quebec     400,000       Electricity    2011 and 2014
Longview, Washington   204,000(f)     Electricity    2001
Massena, New York      123,000(f)     Electricity    2013(g)
Troutdale, Oregon      121,000(f)     Electricity    2001
Becancour, Quebec      186,000(h)     Electricity    2014
Hamburg, Germany        40,000(h)     Electricity    2005
Ghana                   20,000(h)     Electricity    2017


                             TABLE 3
      Alumina and Primary Aluminum Capacity and Production
                          (Metric Tons)

            Alumina(e),(i)              Primary Aluminum(h),(j)
       --------------------------    ----------------------------
         Rated                         Rated
Year   Capacity(a)   Production(k)   Capacity(a)    Production(f)
----   -----------   -------------   -----------    -------------
1996   2,927,000     2,674,000       1,094,000      893,500
1997   2,944,000     2,724,000       1,094,000      893,200
1998   2,944,000     2,868,000       1,094,000      982,900


NOTES TO TABLES 1, 2, and 3.

(a) Ratings are estimates at the end of the period based on designed capacity and normal operating efficiencies and do not necessarily represent maximum possible production.

(b)  See "Energy" above.

(c) The Sherwin plant purchases approximately 50% of the natural gas required to operate the plant under a three-year contract that is scheduled to expire in October 1999. The remainder is purchased under short-term contracts. After the base term of the existing three-year contract expires in 1999, it will continue on a month-to-month basis until one of the parties terminates the contract.

(d) We have a long-term agreement to purchase all of Sherwin's steam and a portion of its electricity from a third-party cogeneration facility beginning in mid-year 2000. Worsley has a similar contract to purchase a portion of its steam and electricity beginning in early 2000.

(e) We are entitled to 56% of the production of Worsley and 50% of the production of Stade. Capacity and production figures reflect our share.

(f) We curtailed 121,000 metric tons of production capacity at our Troutdale primary aluminum plant in the second half of 1991 and restarted 74,000 metric tons of that capacity in 1998. We also curtailed an aggregate of 88,000 metric tons of primary aluminum production capacity at our Massena (41,000 metric tons) and Longview (47,000 metric tons) plants effective in the fourth quarter of 1993. We restarted all of the idled capacity at Massena and Longview during 1998.

(g) The power contract terminates in 2013, subject to earlier termination by the supplier in 2003 if its federal license for its hydroelectric project is not renewed.

(h) We are entitled to 50% of the production of Becancour, 33-1/3% of the production of Hamburg, and 10% of the production of Ghana. Capacity and production figures reflect our share. Production at Ghana has been curtailed since September 1994 by drought. At December 31, 1997, Ghana was operating at 77% of capacity and was further reduced to 20% of capacity in the first half of 1998. In December 1998, Ghana began to restart a portion of its curtailed capacity. The plant is currently operating at approximately 60% of capacity.

(i) Production is from the alumina production operations listed in Table 1.

(j) Production is from the primary aluminum production operations listed in Table 2.

(k)  We reduced production at our Sherwin alumina plant near
Corpus Christi, Texas during the third quarter of 1996. We restarted the idle alumina capacity at the Sherwin plant late in 1997.

Packaging and Consumer
----------------------

Reynolds' packaging and consumer global business unit provides a variety of foil, plastic and other products and related services to the packaging and consumer products markets. We are the world's leading producer of aluminum foil and a major converter of plastic resins.

Reynolds markets a diverse range of flexible packaging products including inner and outer wraps, pouches, specialty cartons, child-resistant blister backing, and plastic containers. Our customers include global marketers of food, confection, healthcare and tobacco products. We also serve the foodservice market (restaurants, delis, supermarket take-out, and fast-food and catering establishments) with over 1,000 foil, plastic and paper products including aluminum and plastic film, plastic containers and lids, foodservice bags, catering trays, sandwich bags and wraps, baking cups and trays. We also produce industrial plastic film (including Reynolon shrink film) and labels for shrink wrapping and tamper-evident packaging.

We manufacture our packaging products at wholly owned facilities in the U.S., Canada and Spain. See Table 4 under the heading "Packaging and Consumer." We also have interests in foil operations in Colombia and Venezuela. The capacity of these manufacturing facilities depends on the variety and types of products manufactured.

Reynolds' packaging and consumer global business unit also manufactures and markets an extensive line of foil, plastic and paper consumer products under the Reynolds name. Products include the well-known Reynolds Wrap Aluminum Foil, Reynolds Plastic Wrap, Reynolds Oven Bags, Reynolds Freezer Paper, Reynolds Cut-Rite Wax Paper and Reynolds Baker's Choice Bake Cups. In 1998, we introduced two new products - Reynolds Hot Bags Foil Bags and Reynolds Wrappers Foil Sandwich Sheets. Our consumer products are distributed throughout the U.S., which is our largest market for these products, and in more than 65 other countries.

Through our Presto Products Company subsidiary, we are a supplier of private label consumer products. Presto produces a variety of plastic food wraps and bags (including trash bags and reclosable snack, sandwich, storage and freezer bags) that are sold under private labels.

Our subsidiary, Southern Graphic Systems, Inc., produces rotogravure printing cylinders, color separations and flexographic plates used in our packaging printing operations and for the consumer and industrial packaging industry. Southern Graphic's major customers, in addition to Reynolds, are other consumer products companies and converters, with a trend toward consumer products companies. Southern Graphic also provides graphics management services and manufactures printing accessories (bases and anilox rolls).

In February 1999, we acquired London Graphics Inc. London Graphics is based in Toronto, Ontario and produces flexographic separations and plates for the packaging industry in Canada. It is being integrated with Southern Graphic's Canadian operations.

Construction and Distribution
-----------------------------

The Company's construction and distribution global business unit distributes aluminum, stainless steel and other specialty metal products under the name Reynolds Aluminum Supply Company
("RASCO"). This business unit also produces and sells architectural products and systems.

RASCO provides supply chain management services to North American metal fabricating customers requiring high-quality aluminum, stainless steel and other specialty metal products. During 1998, RASCO's sales were 56% in aluminum products and 44% in stainless steel products. RASCO processes and distributes plate, sheet, extrusions, rod and bar products through 28 facilities across North America. RASCO provides metal processing services such as cutting to length, slitting, shearing, sawing and plasma burning. The customized metal processing services offered by RASCO allow it to provide just-in-time delivery to customers. Its customers include fabricators and manufacturers in transportation, equipment, machinery and other markets.

Through our construction operations we produce Reynobond and other architectural cladding products in the U.S. that are sold globally. In 1998, we began a $25 million expansion of our plant in Merxheim, France. The expansion will allow us to produce Reynobond and other composite architectural products in Europe.

Our construction and distribution business unit also produces Reynolux painted aluminum sheet and profiled products; designs and markets architectural systems consisting of curtainwall and window and door units for residential and commercial applications in Europe; sells polymer-coated magnet wire for electrical transformers; and designs and markets highway sound barrier systems in Europe.

Transportation
--------------

Reynolds' transportation global business unit operates nine plants supplying a wide range of fabricated aluminum products to the transportation industry and has interests in two additional plants located in Canada and Venezuela. See Table 4 below under the heading "Transportation." Our principal products are wheels, heat exchanger tubing and automotive structures. We market these products primarily in North America to the "Big Three" automobile manufacturers, with customers also in Europe and Venezuela.

We produce forged and cast aluminum wheels in a variety of sizes, styles and finishes. In February 1999, we completed the start-up of a $32 million expansion of our forged aluminum wheel manufacturing facility in Lebanon, Virginia. The expansion doubled the plant's production capacity to 1.4 million wheels per year.

Heat exchanger tubing products include extruded and drawn round tube, micro multivoid tube and oval tube made of aluminum and long-life alloys. These products are used in applications such as automotive air conditioning systems and radiators.

Automotive structures include bumpers, car and truck door frames, convertible roof brackets, sunroof frames, antilock brake system housings, steering shafts and steering column brackets, among other items, for use in automobiles and truck and trailer systems. In addition, we are currently testing a new engine cradle program that should be in production in mid-1999.


                        OTHER OPERATIONS

Reynolds has certain operations that are not within a global business unit. These include, principally, our headquarters operations, as well as the following:

     Emerging Markets Group - The purpose of the Emerging Markets Group is to identify and develop new business opportunities in strategic emerging world markets. The group oversees our interests in an aluminum foil and extrusion plant in China. It also provides technical services to rolling operations owned by third parties in Russia and India.

     European Extrusion Operations - Our plants in Nachrodt, Germany and Harderwijk, Netherlands produce extruded aluminum products that are used internally by our construction and distribution and our transportation global business units. In addition, the plants manufacture products that are sold directly to third parties. The portion of these extrusion operations related to products sold directly to third parties is not included within our global business units.

     Reycan L.P./Reycan S.E.C. - We own a 50% partnership interest in this Canadian aluminum rolling operation.

     Latas de Aluminio. S.A. ("Latasa") - We own a 34.9% interest in this South American aluminum can operation. Previously, we disclosed an intent to sell this interest; however, we now expect to maintain our interest in Latasa.

     United Arab Can Manufacturing Company, Ltd. - We own a 27.5% interest in this aluminum can operation located in Saudi
     Arabia.

     Can Machinery - We operate a can machinery plant that manufactures can production machinery used by aluminum can manufacturers around the world.

     Alloys Complex - Our Alloys can stock complex in Alabama consists of a rolling mill, two reclamation plants that provide input metal to the mill, and a coil coating facility. The principal product of the rolling mill is aluminum sheet used to produce beverage can bodies, ends and tabs. We have signed a definitive agreement with Wise Alloys LLC for the sale of the complex and have transferred title to certain of the assets of the complex. We are currently operating the facility on behalf of Wise Alloys. See "General - Portfolio Review" for additional information.

     Certain Spanish Operations - We operate an aluminum extrusion plant in Irurzun, Spain. We also have warehouses in several cities in Spain that are part of our distribution operation for architectural systems. We have signed an agreement with Alcoa Inc. for the sale of these assets. See "General - Portfolio Review" for additional information.


                           COMPETITION

Competition in our industry is based on price, quality and service. In the sale of our products, we compete primarily with
(i) producers of alumina and primary aluminum and processors of reclaimed aluminum, (ii) producers of plastic products, (iii) producers of aluminum and non-aluminum packaging materials, (iv) metals service center companies engaged in the distribution of aluminum and other products and (v) fabricators of aluminum and non-aluminum automotive products. Reynolds' principal competitors in the manufacture of primary aluminum products in North America and other global markets are ten U.S. companies, a Canadian company and other foreign producers. In Europe, our principal competitors are seven major multinational producers of extruded aluminum products and a number of smaller European producers of aluminum semifabricated products. Our consumer products operations compete primarily with three U.S. companies. North America is our largest market for our flexible packaging products. We have a large number of competitors in this area, ranging from small, local businesses to large, national companies. Aluminum and related products compete with various products, including those made of iron, steel, copper, zinc, tin, titanium, lead, glass, wood, plastic, magnesium and paper. Plastic products compete with products made of glass, aluminum, steel, paper, wood and ceramics, among others.

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

Our capital expenditures for equipment designed for environmental control purposes were approximately $24 million in 1996, $43 million in 1997 and $80 million in 1998. The portion of such amounts expended in the United States was $16 million in 1996, $41 million in 1997 and $74 million in 1998. We estimate that annual capital expenditures for environmental control facilities will be approximately $55 million in 1999, $17 million in 2000, and $40 million in 2001. The majority of these estimated expenditures are associated with the capital spending program referred to above at the Massena plant. Future capital expenditures for environmental control facilities cannot be predicted with accuracy for the reasons cited above; however, it is reasonable to expect that environmental control standards will become increasingly stringent and that the expenditures necessary to comply with them could increase substantially.

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

Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, we are investigating possible environmental contamination, which may also require remedial action, at certain of our present and former United States manufacturing facilities, including contamination by polychlorinated biphenyls ("PCBs") at our Massena, New York primary aluminum production plant which requires remediation. In 1994, the EPA added our Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites. We are cooperating with the EPA and, under a September 1995 consent order, are working with the EPA in investigating potential environmental contamination at the Troutdale site and promoting more efficient cleanup at the site. At most of the Superfund sites referred to above where Reynolds has been identified as a PRP, we are one of many PRPs, and our share of the anticipated cleanup costs is expected to be small. With respect to certain other sites (not included in the foregoing number) where Reynolds has been identified as a PRP, we have either fully or substantially settled or resolved actions related to such sites at minimal cost or believe that we have no responsibility with regard to them. We have been notified that Reynolds may be a PRP at certain sites in addition to those already referred to in this paragraph.

Reynolds' policy is to accrue remediation costs when it is probable that remedial efforts will be required and the related costs can be reasonably estimated. On a quarterly basis, we evaluate the status of all sites, develop or revise estimates of costs to satisfy known remediation requirements and adjust our accruals accordingly. At December 31, 1998, the accrual for known remediation requirements was $172 million. This amount reflects management's best estimate of our ultimate liability for such costs. Potential insurance recoveries are uncertain and therefore have not been considered. As a result of factors such as the developing nature of administrative standards promulgated under Superfund and other environmental laws; the unavailability of information regarding the condition of potential sites; the lack of standards and information for use in the apportionment of remedial responsibilities; the numerous choices and costs associated with diverse technologies that may be used in remedial actions at such sites; the availability of insurance coverage; the ability to recover indemnification or contribution from third parties; and the time periods over which eventual remediation may occur, estimated costs for future environmental compliance and remediation are necessarily imprecise. It is not possible to predict the amount or timing of future costs of environmental remediation that may subsequently be determined. Based on information currently available, it is management's opinion that such future costs are not likely to have a material adverse effect on Reynolds' competitive or financial position or our ongoing results of operations.
However, such costs could be material to future quarterly or annual results of operations.

See the discussion under "Environmental" in Item 7, and under
Note 12 to the consolidated financial statements in Item 8 of this report regarding the Company's anticipated costs of environmental compliance.


                    RESEARCH AND DEVELOPMENT

Reynolds engages in a continuous program of basic and applied research and development to support its global business units. This program deals with new and improved materials, products, processes and related environmental compliance technologies. It includes development and expansion of products and markets that benefit from aluminum's light weight, strength, resistance to corrosion, ease of fabrication, high heat and electrical conductivity, recyclability and other properties. Materials and core competencies involving aluminum, ceramics, composites and various polymers and their processing, fabrication and applications are also included in the scope of our research and development activities.

Expenditures for Reynolds-sponsored research and development activities were approximately $31 million in 1998, $41 million in 1997, and $49 million in 1996.

We own numerous patents relating to our products and processes based predominantly on our in-house research and development activities. The patents owned by Reynolds, or under which we are licensed, generally concern particular products or manufacturing techniques. Our business is not, however, materially dependent on patents.

                            EMPLOYEES

At December 31, 1998, Reynolds had approximately 20,000 employees. After the completion of the sale of our Alloys can stock complex, Reynolds will have approximately 18,400 employees.

In 1996, we entered into new six-year labor contracts with the United Steelworkers of America and the Aluminum, Brick and Glass Workers International Union. The contracts involve approximately 4,000 active employees. At the end of the fifth year, the economic provisions of the contracts will be reopened. If agreement cannot be reached, the economic provisions applicable to the sixth year will be submitted to arbitration.

Item 2.  PROPERTIES

Reynolds' products are produced at numerous domestic and foreign plants wholly or partly owned by Reynolds. The annual capacity of many of these plants depends upon the variety and type of products manufactured. For information on the location and general nature of certain of our principal domestic and foreign properties, see Item 1 of this report. Table 4 lists as of March 22, 1999 our wholly owned domestic and foreign operations and shows the domestic and foreign locations of operations in which we have interests. Facilities that are under construction or for other reasons have not begun production are not listed. The properties listed are held in fee except as otherwise indicated. Properties held other than in fee are not, individually or in the aggregate, material to our operations and the arrangements under which such properties are held are not expected to limit their use. We believe that our facilities are suitable and adequate for our operations. With the exception of the Troutdale and Ghana primary aluminum production plants and the Arkansas spent potliner treatment facility, as explained in Item 1, and the automotive structures plant in Auburn, Indiana, as explained in
Item 7, there is no significant surplus or idle capacity at our major manufacturing facilities.

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

  Electrical Redraw Rod:
  Becancour, Quebec

                     Packaging and Consumer

  Foil Feed Stock:                  Packaging Graphics and Image Carriers:
  Hot Springs, Arkansas             Atlanta, Georgia<F1>
                                    LaGrange, Georgia<F1>
  Packaging and Consumer Products:  Elgin, Illinois<F1>
  Beacon Falls, Connecticut         Clarksville, Indiana<F1>
  Louisville, Kentucky (2)          Louisville, Kentucky (2)
  Mt. Vernon, Kentucky              Newport, Kentucky<F1>
  Sparks, Nevada<F1>                West Monroe, Louisiana
  Boyertown, Pennsylvania           Battle Creek, Michigan<F1>
  Downingtown, Pennsylvania         St. Louis, Missouri
  Lewiston, Utah                    Armonk, New York<F1>
  Bellwood, Virginia                Fulton, New York
  Grottoes, Virginia                Wilmington, North Carolina<F1>
  Richmond, Virginia                Exton, Pennsylvania<F1>
  South Boston, Virginia            Dallas, Texas
  Appleton, Wisconsin (2)           Richmond, Virginia (2)<F1>
  Little Chute, Wisconsin           Brockville, Ontario<F1>
  Weyauwega, Wisconsin              Mississauga, Ontario (2)<F1>
  Rexdale, Ontario<F1>              Toronto, Ontario<F1>
  Barcelona, Spain

                  Construction and Distribution

  Construction:                     Distribution:
  Eastman, Georgia                  Service Centers (U.S.) (24)<F2>
  Ashland, Virginia                 Processing Centers (U.S.) (4)<F2>
  Merxheim, France
  Lelystadt, Netherlands
  Distribution Centers (Europe-8)<F2>
                       (China-1) <F2>


                         Transportation

  Heat Exchangers:                  Wheels:
  Louisville, Kentucky              Lebanon, Virginia
  Wexford, Ireland                  Beloit, Wisconsin
                                    Ferrara, Italy
  Structures:
  Auburn, Indiana
  Maracay, Venezuela
  Nachrodt, Germany<F3>
  Harderwijk, Netherlands<F3>

                              Other

  Can Machinery and Systems:        Reclamation:
  Richmond, Virginia                Sheffield, Alabama (2)<F5>

  Extrusions:                       Research and Development:
  Irurzun, Spain<F4>                Sheffield, Alabama
                                    Richmond, Virginia (2)
  Mill Products:                    Corpus Christi, Texas
  Sheffield, Alabama<F5>


                        Other Operations
                 In Which Reynolds Has Interests

Argentina:                          Ghana:
Aluminum cans                       Primary aluminum<F1>

Australia:                          Guinea:
Bauxite, alumina                    Bauxite

Brazil:                             Guyana:
Aluminum cans and ends, bauxite     Bauxite

Canada:                             Italy:
Primary aluminum, electric power    Reclamation
generation, aluminum wheels,
mill products, coil coating         Nigeria:
                                    Primary aluminum
Chile:
Aluminum cans                       Saudi Arabia:
                                    Aluminum cans
China:
Foil, extrusions                    Spain:
                                    Extrusions
Colombia:
Mill products, extrusions, foil     Venezuela:
                                    Primary aluminum, mill products,
Egypt:                              foil, aluminum wheels
Extrusions

Germany:
Alumina, primary aluminum

____________________________
<F1> Leased.  One of the two packaging graphics and image carrier operations located in Richmond, Virginia is leased.
<F2> European Distribution Centers - 5 leased.
     U.S. Service Centers - 16 leased.
     U.S. Processing Centers - 2 leased.
<F3> These plants also produce extruded products for our
     construction and distribution business unit. The plant in Harderwijk, Netherlands also manufactures heat exchangers and other extruded products.
<F4> We have entered into a definitive agreement to sell this extrusion plant.  See "General - Portfolio Review."
<F5> We have entered into a definitive agreement to sell the
     Alloys can stock complex.  See
     "General - Portfolio Review."

The titles to our various properties were not examined specifically for this report.

Item 3.  LEGAL PROCEEDINGS


A private antitrust lawsuit styled Hammons v. Alcan Aluminum Corp. et al. was filed in the Superior Court of California for the County of Los Angeles on March 5, 1996 against the Registrant and other aluminum producers. The lawsuit alleged a conspiracy to reduce worldwide and U.S. aluminum production. Estimated damages of approximately $26 billion were sought in the lawsuit, which claimed class action status. Defendants removed the case to the U.S. District Court for the Central District of California (the "District Court"). The District Court granted summary judgment for defendants. On December 11, 1997, the U.S. Court of Appeals for the Ninth Circuit sustained the District Court's dismissal of the case. The plaintiff filed a motion seeking review of the decision by all the judges of the Ninth Circuit. The motion was denied on May 14, 1998. On August 12, 1998, the plaintiff filed a petition for a writ of certiorari in the U.S. Supreme Court. On October 19, 1998, the Supreme Court denied the petition and declined to review the case. On November 10, 1998, the plaintiff requested a rehearing but the Supreme Court denied that request on December 7, 1998.

Various other suits, claims and actions are pending against Reynolds. In the opinion of Reynolds' management, after consultation with legal counsel, disposition of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our competitive or financial position or our ongoing results of operations. No assurance can be given, however, that the disposition of one or more of such suits, claims or actions in a particular reporting period will not be material in relation to the reported results for such period.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of 1998.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant are as follows:


Name                      Age<F1>  Positions Held During Past Five Years

Jeremiah J. Sheehan           60   Chairman of the Board and Chief
                                   Executive Officer since October 1996.
                                   President and Chief Operating Officer
                                   1994-1996.  Executive Vice President,
                                   Fabricated Products 1993-1994. Director since 1994.

Randolph N. Reynolds<F2>      57   Vice Chairman and Executive Officer
                                   since October 1996.  Vice Chairman 1994-
                                   1996.  Executive Vice President,
                                   International 1990-1994.  Director since
                                   1984.

William E. Leahey, Jr.        49   Executive Vice President and Chief
                                   Financial Officer since July 1998.
                                   Senior Vice President, Global Can, April
                                   1997-1998.  Vice President, Can Division
                                   1993-1997.

Thomas P. Christino           59   Senior Vice President, Global
                                   Packaging and Consumer Products, since
                                   April 1997.  Vice President, Flexible
                                   Packaging Division 1993-1997.

Donald T. Cowles              52   Senior Vice President, Global
                                   Construction and Distribution, since
                                   April 1997.  Vice President and Reynolds
                                   Aluminum Supply Company Division General
                                   Manager August 1995-1997.  Executive Vice
                                   President, Human Resources and External
                                   Affairs 1993-1995.

Eugene M. Desvernine          57   Senior Vice President, Global
                                   Transportation, since April 1997.  Vice
                                   President 1994-1997.

Allen M. Earehart             56   Senior Vice President and Controller
                                   since July 1998.  Vice President,
                                   Controller 1994-1998.  Controller 1993-
                                   1994.

D. Michael Jones              45   Senior Vice President and General
                                   Counsel since October 1996.  Vice
                                   President, General Counsel and Secretary
                                   1993-1996.

John M. Lowrie                58   Senior Vice President and Executive
                                   Director - Enterprise Systems since
                                   January 1999.  Vice President, Consumer
                                   Products 1988-1999.

Paul Ratki                    59   Senior Vice President, Global Metals
                                   and Carbon Products, since April 1997.
                                   Vice President, Metals Division 1994-
                                   1997.  Reduction and Reclamation Division
                                   General Manager 1993-1994.

C. Stephen Thomas             59   Senior Vice President, Global
                                   Technology and Operational Services,
                                   since May 1997.  Vice President, Mill
                                   Products Division 1992-1997.

Donna C. Dabney               51   Secretary and Assistant General
                                   Counsel since October 1996.  Associate
                                   General Counsel 1993-1996.

Douglas M. Jerrold            48   Vice President, Tax Affairs, since
                                   April 1990.

John B. Kelzer                62   Vice President since April 1993.

Lou Anne J. Nabhan            44   Vice President, Corporate
                                   Communications, since January 1998.
                                   Director, Corporate Communications 1993-
                                   1998.

F. Robert Newman              55   Vice President, Human Resources,
                                   since October 1995.  Corporate Director,
                                   Human Resources 1993-1995.

Edmund H. Polonitza           56   Vice President, Development and
                                   Strategic Planning, since January 1998.
                                   Corporate Director, Development and
                                   Strategic Planning 1987-1998.

William G. Reynolds, Jr.<F2>  60   Vice President, Government
                                   Relations and Public Affairs, since
                                   October 1980.

John F. Rudin                 53   Vice President, Chief Information
                                   Officer, since August 1995.  Vice
                                   President since April 1995.  Reynolds
                                   Aluminum Supply Company Division General
                                   Manager 1989-1995.

Julian H. Taylor              55   Vice President, Treasurer, since
                                   April 1988.
[FN]
_______________
<F1> As of March 22, 1999
<F2> Randolph N. Reynolds and William G. Reynolds, Jr. are
brothers.

                             PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Registrant's Common Stock is listed on the New York Stock
Exchange. At March 22, 1999, there were 7,908 holders of record of the Registrant's Common Stock.

The high and low sales prices for shares of the Registrant's
Common Stock as reported on the New York Stock Exchange Composite
Transactions Tape and the dividends declared per share during the periods indicated are set forth below:

                           High       Low      Dividends
     1998

     First Quarter     $ 66        $ 54-3/8      $.35
     Second Quarter      68-1/8      52-1/4       .35
     Third Quarter       56-15/16    46-7/8       .35
     Fourth Quarter      60-15/16    49-5/16      .35

     1997
     First Quarter     $ 65-7/8    $ 56-3/4      $.35
     Second Quarter      73-7/8      61-3/8       .35
     Third Quarter       79-3/4      67-1/16      .35
     Fourth Quarter      72-7/16     56-3/16      .35

On February 19, 1999, the Board of Directors declared a dividend of $.35 per share of Common Stock, payable April 1, 1999 to stockholders of record on March 3, 1999.


Sale of Unregistered Securities
-------------------------------

Under the Registrant's Stock Plan for Outside Directors (the "Stock Plan"), each outside Director serving on the Registrant's Board of Directors on or after January 1, 1997 will receive an annual grant of 225 shares of phantom stock of the Registrant, plus dividend equivalents based on the dividends that would have been paid on the phantom stock if the outside Director had actually owned shares of the Registrant's Common Stock. The annual grant will be made in quarterly installments at the end of each calendar quarter. This rate is increased for each outside Director to 425 shares of phantom stock per year once the restrictions have expired on all 1,000 shares of restricted stock awarded to such outside Director under the Registrant's Restricted Stock Plan for Outside Directors. Payments under the Stock Plan will be made upon the outside Director's retirement, resignation or death in shares of Common Stock of the Registrant, with fractional shares paid in cash.

Under the Stock Plan, 113 phantom shares, in the aggregate, were granted to the Registrant's nine outside Directors on October 1, 1998, based on an average price of $50.375 per share. These phantom shares represent dividend equivalents paid on phantom shares previously granted under the Stock Plan. 506 phantom shares, in the aggregate, were granted to the nine outside Directors on December 31, 1998, based on an average price of $52.375 per share. These phantom shares represent a quarterly installment of each outside Director's annual grant under the Stock Plan. During 1998, 2,409 phantom shares were granted under the Stock Plan.

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

Item 6.  SELECTED FINANCIAL DATA
____________________________________________________________________________

Consolidated Income Statement  (millions, except per share amounts)
----------------------------------------------------------------------------
                                  1998     1997     1996     1995     1994
                                ____________________________________________

Revenues                         $5,859   $6,900   $7,016   $7,252   $5,925

Cost of products sold             4,774    5,658    5,856    5,739    4,950
Selling, general and
 administrative expenses            378      406      445      449      376
Depreciation and amortization       252      368      365      344      341
Interest                            114      153      160      172      156
Operational restructuring
 effects - net                      144       75       37       --      (88)
                                ____________________________________________
                                  5,662    6,660    6,863    6,704    5,735
                                ____________________________________________

Income before income taxes,
 extraordinary loss and
 cumulative effects of
 accounting changes                 197      240      153      548      190
Taxes on income                      45      104       49      159       68
                                ____________________________________________

Income before extraordinary
 loss and cumulative effects
 of accounting changes              152      136      104      389      122
Extraordinary loss                  (63)      --       --       --       --
Cumulative effects of
 accounting changes<F1>            (23)      --      (15)      --       --
                                ____________________________________________

Net income                       $   66   $  136    $  89   $  389   $  122
                                ============================================
Earnings per share
 Basic:
  Income before extraordinary
   loss and cumulative effects
   of accounting changes         $ 2.18   $ 1.86    $ 1.06  $ 5.60   $ 1.42
  Extraordinary loss              (0.91)      --        --      --       --
  Cumulative effects of
   accounting changes             (0.33)      --     (0.24)     --       --
                                ____________________________________________
  Net income                     $ 0.94   $ 1.86    $ 0.82  $ 5.60   $ 1.42
                                ============================================
 Diluted:
  Income before extraordinary
   loss and cumulative effects
   of accounting changes         $ 2.18   $ 1.84    $ 1.06  $ 5.25   $ 1.41
  Extraordinary loss              (0.91)      --        --      --      --
  Cumulative effects of
   accounting changes             (0.33)      --     (0.24)     --      --
                                ____________________________________________
  Net income                     $ 0.94   $ 1.84    $ 0.82  $ 5.25   $ 1.41
                                ============================================
  Cash dividends declared
   per common share              $ 1.40   $ 1.40    $ 1.40  $ 1.20   $ 1.00
                                ============================================
Other items:
  Total assets                   $6,134   $7,226    $7,516  $7,740   $7,461
                                ============================================

  Long-term debt                 $1,035   $1,501    $1,793  $1,853   $1,848
                                ============================================

<F1> See Item 8. Financial Statements and Supplementary Data - Note 1 for a
     discussion of the 1998 and 1996 changes in accounting principles.

Items 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements, related notes and other sections of this report. In the tables, dollars are in millions, except per share and per pound amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.

Management's Discussion and Analysis contains forecasts, projections, estimates, statements of management's plans, objectives and strategies for the Company and other forward-looking statements. Please refer to the "Risk Factors" section beginning on page 34, where we have summarized factors that could cause actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.


RESULTS OF OPERATIONS
---------------------
Lower primary aluminum prices had a significant negative impact on our 1998 results. We were able to completely overcome this impact with improved sales volumes from our ongoing operations, significant cost reductions, and lower selling, general and administrative expenses and interest expenses.

Over the past two years, through our Portfolio Review process, we have improved our focus and lowered our threshold for profitability at decreased pricing levels. We increased earnings per share from operations in 1998 by 19% compared to 1997, while experiencing a 12% reduction in realized primary aluminum prices. Comparing 1998 results to our pre-restructuring base year of 1996, we more than doubled our earnings per share from operations despite 5% lower realized primary aluminum prices.

As we enter 1999, we have made significant progress on cost reduction, debt reduction, share repurchases and effective management of inventory and capital spending.

                                       1998     1997     1996
                                     __________________________
Results
Net income before special items       $ 242    $ 214    $ 127
Operational restructuring effects -
 net (see Note 2)                       (90)     (78)     (23)
Extraordinary loss (see Note 3)         (63)      --       --
Cumulative effects of accounting
 changes (see Note 1)                   (23)      --      (15)
                                     __________________________
Net income                            $  66    $ 136    $  89
                                     ==========================
Earnings per share - basic
Net income before special items       $3.47    $2.91    $1.42
Operational restructuring
 effects - net                        (1.29)   (1.05)   (0.36)
Extraordinary loss                    (0.91)      --       --
Cumulative effects of accounting
 changes                              (0.33)      --    (0.24)
                                     __________________________
Net income                            $0.94    $1.86    $0.82
                                     ==========================

GLOBAL BUSINESS UNITS
The Company is organized into four market-based, global business units. The four global business units and their principal products are as follows:

- Base Materials - alumina, carbon products, primary aluminum ingot and billet, and electrical rod
- Packaging and Consumer - aluminum and plastic packaging and consumer products; printing products
- Construction and Distribution - architectural construction products and the distribution of a wide variety of aluminum and stainless steel products
- Transportation - aluminum wheels, heat exchangers and automotive structures

---------------------
GLOBAL BUSINESS UNITS -  continued

Base Materials
                                  1998     1997     1996
                               _____________________________
    Aluminum shipments:
      Customer                     668      513      458
      Internal                     354      684      577
                               _____________________________
      Total                      1,022    1,197    1,035
                               =============================

    Revenues:
      Customer - aluminum       $1,058   $  923   $  763
               - nonaluminum       402      405      373
    Internal - aluminum            572    1,187      944
                               _____________________________
    Total                       $2,032   $2,515   $2,080
                               =============================
    Operating income            $  290   $  312   $  242
                               =============================

The Base Materials global business unit consists principally of the following:

Aluminum
--------
- Primary aluminum -- Three plants in the U.S., one in Canada and partial interests in plants in Canada (50% owned), Germany (33-1/3% owned) and Ghana (10% owned). Our rated annual production capacity including our share of partial interests is 1,094,000 metric tons, of which 47,000 metric tons is temporarily idled (see below).
- Electrical rod -- One plant in Canada.

Nonaluminum
-----------
- Alumina -- One plant in the U.S. and partial interests in plants in Australia (56% owned) and Germany (50% owned). Our rated annual production capacity including our share of partial interests is 2,944,000 metric tons. Depending on operating rates of primary aluminum and alumina facilities, approximately 71% of alumina production is consumed within the Base Materials global business unit.
- Carbon products -- Two U.S. plants that produce calcined petroleum coke (one of which also produces carbon anodes) principally for use in primary aluminum facilities. Depending on operating rates of primary aluminum and carbon products facilities, approximately 45% of carbon products production is consumed within the Base Materials global business unit.

The increase in customer aluminum shipments in 1998 and 1997 reflects strong demand for our value-added products (foundry and sheet ingot, billet and rod). Our available supply to meet customer needs has increased because we no longer need to supply downstream fabricating operations that have been sold. Our available supply also increased because of restarting idled capacity in 1998 (as discussed below).

In addition to reflecting the changes in shipping volume, aluminum revenues were significantly affected by primary aluminum prices. Average realized prices for customer shipments were:

                               Per Pound
               1998              $.72
               1997               .82
               1996               .76

Alumina shipments were higher in both 1998 and 1997 because of significant improvements in production efficiencies and capacity utilization at our U.S. alumina plant. Nonaluminum revenues were flat in 1998 as lower prices for alumina and carbon products offset the effect of higher alumina shipments.

---------------------
GLOBAL BUSINESS UNITS -  continued
Base Materials - continued
The most significant factor affecting operating profit in 1998 was lower prices for primary aluminum and alumina. Also contributing to the decline were non-recurring restart costs at our primary aluminum plants and lower technical services income. We were able to offset most of the decline with improved capacity utilization, significant cost reductions, lower costs for certain raw materials and higher customer shipments of aluminum and alumina.

In addition to higher prices, 1997 operating income improved due to increased operating efficiencies and capacity utilization.
Somewhat offsetting these improvements were non-recurring maintenance costs in our alumina operations and higher costs for raw materials in carbon products operations.

Results in all three years were negatively impacted by temporarily curtailed capacity at our U.S. primary aluminum plants. During 1998, we restarted 162,000 metric tons of previously idled capacity. We plan to monitor our internal needs and market conditions before finalizing the schedule to restart the remaining 47,000 metric tons at our Troutdale, Ore., plant.

In 1999, we expect to continue to benefit from performance improvements. We also expect approximately 70% of our primary aluminum shipments to be in the form of value-added products, enabling us to earn a premium over primary aluminum market prices.

Packaging and Consumer
                                   1998      1997      1996
                                _____________________________

   Customer aluminum shipments      141       142       136

   Revenues:
     Customer -- aluminum        $  787    $  797    $  768
              -- nonaluminum        605       602       585
                                _____________________________
     Total                       $1,392    $1,399    $1,353
                                =============================
   Operating income              $  156    $  141    $  149
                                =============================

The Packaging and Consumer global business unit consists principally of 17 packaging and consumer products plants in the U.S., one each in Canada and Spain, and 21 graphics facilities located in the U.S. and Canada that produce graphics, printing cylinders and plates.

Shipments and revenues for packaging and consumer products were essentially flat in 1998. Sales of consumer products increased because of strong demand for Reynolds Wrap aluminum foil and the introduction of new products. Sales of packaging products decreased because of aluminum foil capacity constraints and the elimination of certain low-margin products.

Operating income increased in 1998 due to higher sales of consumer products, lower raw material costs and cost reduction programs. Higher product development and marketing costs for new consumer products introduced in 1998 partially offset these benefits.

Shipments and revenues increased for most products in 1997.
Growth was particularly strong for tobacco, pharmaceutical and lidstock packaging products, consumer foil products and plastic wraps and bags.

---------------------
GLOBAL BUSINESS UNITS -  continued
Packaging and Consumer - continued
Operating income declined in 1997 due to higher costs for aluminum and other raw materials. These costs were mostly offset by higher shipping volume, improved capacity utilization, lower advertising costs, cost reduction programs and some price increases.

Construction and Distribution
                                     1998      1997      1996
                                   _____________________________
   Customer aluminum shipments        184       166       151

   Revenues:
     Customer -- aluminum            $681      $614      $600
              -- nonaluminum          314       328       332
                                   ______________________________
     Total                           $995      $942      $932
                                   ==============================
   Operating income                  $ 39      $ 41      $ 45
                                   ==============================

The Construction and Distribution global business unit consists principally of 37 distribution centers in the U.S., Europe and China and four manufacturing plants, two in the U.S. and two in Europe.

The increase in aluminum shipments and revenues in 1998 and 1997 resulted from strong demand for most products. All of our major distribution products (plate, sheet and extrusions) benefited from market share growth in our major domestic markets. Construction products benefited from our global expansion efforts. Composite sheet shipments for architectural applications were strong in several global markets. Average realized prices were relatively flat in 1998 after being lower in 1997 due to product mix.

The decline in nonaluminum revenues in 1998 and 1997 resulted from lower prices for stainless steel distribution products. Prices for these products continue to be under pressure due to increased imports and strong competition. Our shipments were up approximately 8% in 1998 reflecting strong demand for all of our products.

Operating income in 1998 and 1997 benefited from the higher shipping volume. This was offset by higher marketing costs to expand global sales of construction products and to improve market penetration in existing markets. In addition, operating income for 1998 decreased because of lower capacity utilization in construction products plants and poor business conditions for the construction industry in Asian markets. Operating income in 1997 was also adversely affected by higher aluminum raw material costs.

Our outlook for 1999 is for growth in shipments in our highly competitive global markets. The shipment growth is expected to result from 1998 geographic expansion and product development initiatives.

Transportation
                                   1998      1997      1996
                                 _____________________________
   Customer aluminum shipments       63        66        58

   Customer revenues               $337      $353      $326

   Operating income (loss)          (19)       10        17
                                 _____________________________


RESULTS OF OPERATIONS - continued
---------------------
GLOBAL BUSINESS UNITS -  continued
Transportation - continued
The Transportation global business unit consists principally of the following:

- Aluminum wheels - Two plants in the U.S., one in Italy, and partial interests in plants in Canada (75% owned) and Venezuela
  (41% owned).
- Automotive extrusions - Two plants in the U.S. and one each in The Netherlands, Germany, Ireland and Venezuela.

Shipments and revenues in 1998 were negatively impacted by volume declines in bumpers and cast aluminum wheels.
The decline in bumper shipments resulted from the completion of a contract in 1997 at our Indiana automotive
structures plant.  Cast aluminum wheel shipments were lower
because of decreased demand related to a substantial   number of
mid-year wheel program conversions and a strike at a customer earlier in the year.  The lower shipments of cast aluminum wheels were somewhat offset by higher shipments of forged aluminum
wheels from our Virginia plant.

Shipments of aluminum wheels were strong in 1997 as we were able to increase market share with new business at cast wheel facilities, and our new forged wheel plant in Virginia started production. Shipments of automotive extrusions were also higher due to growth in European business.

Revenues in 1998 and 1997 also declined due to lower prices for wheels because of competition for new business.

The principal reasons for the declines in operating income in 1998 and 1997 were as follows:

1998
- lower shipping volume and its adverse effect on capacity
  utilization
- lower average realized prices
- operational difficulties at our Wisconsin cast aluminum
  wheel plant

1997
- lower average realized prices
- higher metal costs
- higher selling, general and administrative expenses because of growth in operations

Both periods were also affected by non-recurring start-up costs relating to the new Virginia forged aluminum wheel plant and an engine cradle program at our Indiana automotive structures plant.
The wheel plant expansion was completed in February 1999. The start-up phase of the engine cradle program should be completed in mid-1999.

We have been working hard to address the issues affecting this business. In cast aluminum wheels, facilities in Canada, Italy and Venezuela are operating reasonably well. Our newer plant in Wisconsin has experienced a variety of operational difficulties since it began operation. In 1998, we substantially completed pre-production certification programs for 16 new wheel models at the plant - a major cost hurdle. This new production volume should help the plant improve. During the second half of 1998, the plant showed improvement.

Our automotive structures plant in Indiana has been operating below capacity for the reasons previously discussed. We are currently testing a new engine cradle program that should be in production in mid-1999 and should help improve performance.
In addition, we have entered into a new bumper contract that is scheduled to begin production in 1999.

Aside from plant-specific initiatives, we are also evaluating options for our transportation business as a whole, including strategic alliances.

RESULTS OF OPERATIONS - continued
---------------------
GLOBAL BUSINESS UNITS -  continued
Restructuring
This category consists of those operations that are not part of the Company's long-term business focus.  In addition to the
Alabama can stock complex that we expect to finalize the sale of in early 1999, the Restructuring category includes the following, which have been sold:

- U.S. recycling operations
- aluminum extrusion facilities in Canada
- European rolling mill operations
- Illinois sheet and plate plant
- North American aluminum beverage can operations
- U.S. residential construction products business
- aluminum reclamation plant in Virginia
- aluminum extrusion plants in Virginia and Texas
- coal properties in Kentucky
- one-half of the Company's wholly owned interest in a rolling mill and related assets in Canada
- aluminum powder and paste plant in Kentucky

Financial information for 1998, 1997 and 1996 relating to operations divested and the Alabama can stock complex is reflected in the Restructuring category in Note 11. Customer revenues generated by these entities were $1.4 billion in 1998, $2.7 billion in 1997 and $3.1 billion in 1996. The decline in shipments and net sales in 1998 and 1997 was due to the sale of these operations. In 1998, the absence of operating income from sold operations was offset by the effect ($65 million) of ceasing depreciation on assets held for sale. Operating income in 1997 improved because of higher shipping volume and capacity utilization in can operations.

After finalizing the sale of the Alabama can stock complex, the Company's restructuring activities will be essentially complete.
As of the end of 1998, the only assets remaining in the Restructuring category relate to the Company's Alabama can stock complex. In accordance with the terms of the definitive agreement to sell this complex, the Company is operating the facility on behalf of the purchasers for a management fee until the final closing. As a result, the Company expects no revenues or operating results to be reflected in the Restructuring category in 1999.

For additional information concerning the Company's restructuring activities, see "Portfolio Review" on page 33 and Notes 2 and 11 to the consolidated financial statements.


GEOGRAPHIC AREA ANALYSIS
The Company has worldwide operations in the U.S., Canada and other foreign areas including Europe and Australia. Certain of these consist of equity interests in entities, the revenues of which are not included in our consolidated revenues. In
Australia, we participate in an unincorporated joint venture that mines bauxite and produces alumina.

Revenues were negatively impacted in all geographic areas as a result of the Company's restructuring activities in 1998 and 1997. Despite the restructuring activities, revenues in Canada improved in 1997 because of higher average realized primary aluminum prices. Other foreign revenues also increased in 1997 due to strong demand for our construction and transportation products.


INTEREST EXPENSE
Interest expense decreased in 1998 and 1997 because we reduced the amount of debt outstanding.

RESULTS OF OPERATIONS - continued
TAXES ON INCOME
The Company pays U.S. federal, state and foreign taxes based on the laws of the various jurisdictions in which it operates. The effective tax rates (see reconciliation in Note 10 to the consolidated financial statements) reflected in the income statement differ from the U.S. federal statutory rate principally because of the following:

- foreign taxes at different rates
- the effects of percentage depletion allowances
- additionally in 1997, the adverse effect of permanent basis differences on asset dispositions
- additionally in 1998, credits and other tax benefits

We have worldwide operations in many tax jurisdictions that generate deferred tax assets and/or liabilities. Deferred tax assets and liabilities have been netted by jurisdiction. This results in both a deferred tax asset and a deferred tax liability on the balance sheet.

At December 31, 1998, we had $844 million of deferred tax assets that relate primarily to U.S. tax positions. The most significant portions of these assets relate to tax carryforward benefits and accrued costs for employee health care, environmental and restructuring costs. We expect to realize a major portion of these assets in the future through the reversal of temporary differences, principally depreciation. To the extent that these assets are not covered by reversals of depreciation, we expect the remainder to be realized through U.S.
income earned in future periods.

The Company has a strong history of sustainable earnings.
However, even without considering projections of income, certain tax planning strategies (such as changing the method of valuing inventories from LIFO to FIFO and/or entering into sale-leaseback transactions) would generate sufficient taxable income to realize the portion of the deferred tax asset relating to U.S.
operations. In addition, the majority of our U.S. tax carryforward benefits may be carried forward indefinitely.

Based on our evaluation of these matters, we expect to realize these deferred tax assets. We are not aware of any events or uncertainties that could significantly affect our conclusions regarding realization. We reassess the realization of deferred tax assets quarterly and, if necessary, adjust the valuation allowance accordingly.


ENVIRONMENTAL
The Company is involved in remedial investigations and actions at various locations, including Environmental Protection Agency-designated Superfund sites where we and, in most cases, others have been designated as potentially responsible parties (PRPs).
We accrue remediation costs when it becomes probable that such efforts will be required and the costs can be reasonably estimated. We evaluate the status of all significant existing or potential environmental issues quarterly, develop or revise cost estimates to satisfy known remediation requirements, and adjust the accrual accordingly. At December 31, 1998, the accrual was $172 million. The accrual reflects our best estimate of the ultimate liability for known remediation costs.

In estimating anticipated costs, we consider the extent of our involvement at each site, joint and several liability provisions under applicable law, and the likelihood of obtaining contributions from other PRPs. Potential insurance recoveries are uncertain and therefore have not been considered. Based on information currently available, we expect to make remediation expenditures relating to costs currently accrued over the next 15 to 20 years with the majority spent by the year 2002. We expect cash provided by operating activities to provide the funds for environmental capital, operating and remediation expenditures.

Annual capital expenditures for equipment designed for environmental control purposes averaged approximately $49 million over the past three years. Ongoing environmental operating costs for the same period averaged approximately $81 million per year.
The Company expects operating expenditures for 1999 through 2001 to be approximately $70 million per year. We estimate annual capital expenditures for environmental control facilities will be approximately $55 million in 1999, $17 million in 2000 and $40 million in 2001. The majority of these expenditures are for the capital spending program referred to below at our primary aluminum plant in New York.

RESULTS OF OPERATIONS - continued
---------------------
ENVIRONMENTAL - continued
Our spending on environmental compliance will be influenced by future environmental regulations, including those issued and to be issued under the Clean Air Act Amendments of 1990.  We are spending an estimated $200 million at our primary aluminum plant in New York for new air emissions controls and a phased
modernization of the plant's production lines.  We expect to complete this project in the year 2000.  We are accelerating certain expenditures believed necessary to achieve compliance with the Clean Air Act's proposed Maximum Achievable Control
Technology standards.  Based on current information, we estimate that compliance with the Clean Air Act's hazardous air pollutant standards will require in excess of $250 million of capital
expenditures (including a portion of the expenditures at the New
York plant previously discussed), principally at our U.S. primary aluminum plants.

For additional information concerning environmental expenditures, see Note 12 to the consolidated financial statements.


YEAR 2000 READINESS DISCLOSURE
Issue
The Year 2000 issue results from computer programs and systems that rely on two digits rather than four to define the applicable year. Such systems may recognize a date using "00" as the year
1900 rather than the year 2000. As a result, computer systems could fail to operate or make miscalculations, causing disruptions of business operations.


Left unrepaired, many of the Company's systems, including information and computer systems and automated equipment, could be affected by the Year 2000 issue. Failure to adequately address the issue could result in, among other things, the temporary inability to manufacture products, process transactions, send invoices, and/or engage in normal business activities. We do not believe the products we sell require remediation to address the Year 2000 issue since they contain no embedded micro-chips or similar electronic components that are date-sensitive.

Goal
The Company has a formal program to address and resolve potential exposure associated with information and non-information technology systems arising from the Year 2000 issue. Our goal is that none of the Company's critical business operations or computer processes we share with our suppliers and customers will be substantially impaired by the advent of the year 2000.

Year 2000 Remediation Project
We are preparing our critical, date-sensitive systems, processes and interfacing software for the year 2000. Our remediation project is focusing on the following three areas:

- Information Systems - Computer hardware and software systems, business application software, end-user computing and communications infrastructure
- Non-Information Systems - Manufacturing equipment and the mechanical systems in our buildings (e.g., HVAC, security and safety systems)
- Third Parties - Suppliers and customers

In the first two areas, Information Systems and Non-Information
Systems, the project consists of the following five phases:

- Inventory - identifying our critical, date-sensitive systems that are not ready for the year 2000
- Planning - deciding how to correct those systems
- Conversion - repairing or replacing computer hardware and software to make them ready for the year 2000
- Pre-Installation Testing - testing those aspects of systems that have been repaired or replaced to ensure that year entries after 1999 are interpreted properly, date-based calculations are computed correctly, and date-based control systems function accurately
- Installation - bringing corrected systems on-line

RESULTS OF OPERATIONS - continued
---------------------
YEAR 2000 READINESS DISCLOSURE - continued
Year 2000 Remediation Project - continued
We measure progress in each phase as a percentage of actual staff hours expended to staff hours projected for completion of each phase.  Our progress will change as various aspects of the
project are completed and as new issues are encountered, either as a result of discovering unanticipated problems in our existing systems or new computer systems or equipment.  We also are
monitoring our computer and software vendors' readiness
statements to assure that readiness changes in their products do not negatively affect our systems.

As of January 31, 1999, our estimated progress with respect to the five phases of our Year 2000 Remediation Project for Information and Non-Information Systems was approximately as follows:


                                Information    Non-Information
                                  Systems          Systems
                              ___________________________________
       Inventory                    100%             97%
       Planning                      99%             96%
       Conversion                    97%             91%
       Pre-Installation Testing      90%             89%
       Installation                  91%             84%
       Overall                       98%             92%

With respect to Information Systems, the Company is substantially complete, with a small amount of work remaining in the testing and installation phases. This work is expected to be finished by the end of the first quarter of 1999. For Non-Information Systems, we expect to substantially complete each of the phases by the end of the second quarter of 1999.

The third area of our remediation project, Third Parties, focuses on assessment of the business impact on the Company resulting from the possible failure of our suppliers to provide needed products and services. We are assessing the Year 2000 readiness of all our suppliers who are deemed to be critical to each of our operating locations, even though the products or services they provide may not be material to the Company's business as a whole. We have surveyed over 2,000 suppliers and rated them low, medium or high risk in their progress toward being ready for the year 2000. Critical suppliers rated as high risk are receiving our immediate attention for contingency planning or other measures.

In addition, we are responding to customer inquiries regarding our Year 2000 program and our progress in addressing the issue. We expect to evaluate the Year 2000 readiness of certain of our largest customers as part of our future contingency planning.

As of January 31, 1999, we were on schedule for the Third Party portion of our remediation project, having completed approximately 39% of the projected total effort that we currently estimate will be needed. Early in the fourth quarter of 1999, we plan to have either ranked our critical suppliers as low risk, or to have identified additional sources of supply or to have developed other contingency plans with respect to those critical suppliers who are not ranked as low risk. We will continue monitoring these suppliers into the year 2000.

The Company and certain of its customers and suppliers use Electronic Data Interchange (EDI) to perform business communications. The Company's EDI system software has been upgraded to support transactions recorded using a four-digit year. Migration of EDI transactions to the four-digit year format will occur as existing EDI transaction formats are modified by the Company and its trading partners on a case-by-case basis. Some of the Company's customers have indicated they will not modify EDI transaction sets but will rely on other techniques such as date interpretation to achieve Year 2000 capability.

We are also addressing the Year 2000 readiness of our unconsolidated affiliates.

As of January 31, 1999, we had completed approximately 95% of the total effort that we currently estimate will be required for our Year 2000 Remediation Project. This does not include the quality assurance or contingency planning activities that we expect to conduct in 1999 with respect to our Information and Non-Information Systems.

---------------------
YEAR 2000 READINESS DISCLOSURE - continued
1999 Activities
Quality Assurance
-----------------
In addition to completing the five phases of our Year 2000 Remediation Project described above, we expect to validate our remediation efforts with additional post-installation testing of certain critical computer systems. We also expect to respond to and initiate requests to test with certain of our suppliers and customers and some government agencies after they ready their systems.

Contingency Planning
--------------------
Currently, our contingency planning efforts are focused primarily on working to identify additional sources of supply for critical materials. We anticipate that 1999 will be a year of further contingency planning and monitoring to determine realistic Year 2000 issues beyond those already addressed. While it is still too early to identify a reasonably likely worst case scenario, our operations, particularly in the Base Materials business, require significant quantities of energy. Curtailments or disruptions of energy supplies would result in full or partial shutdowns of these operations until energy availability could be restored. In addition, an unanticipated loss of energy supply could result in damage to production equipment. During 1999, we will be assessing these and other business disruption risks and developing contingency plans to mitigate them. We have not determined the potential costs of business disruptions from supplier or customer non-performance.

Costs
The total cost of our Year 2000 Remediation Project is currently expected to be approximately $22 million. As of January 31, 1999, we had incurred approximately $16 million, which includes labor, equipment and license costs. Our cost projections include approximate costs for post-installation testing and contingency planning expected to occur in 1999.


EURO CONVERSION
On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their former sovereign currencies and a common currency, the euro. The euro trades on currency exchanges and is available for non-cash transactions. Between January 1, 1999 and July 1, 2002, entities in the participating countries must convert all of their transactions denominated in the legacy currencies to the new euro currency. We expect to have our systems ready in time to process euro denominated transactions. We do not expect any material adverse effects from the euro conversion on our competitive or financial position or our ongoing results of operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
WORKING CAPITAL
                                                     December 31
                                                   _______________
                                                    1998    1997
                                                   _______________
  Working capital                                   $ 361   $ 711
  Ratio of current assets to current liabilities    1.3/1   1.6/1

Working capital was lower in 1998 principally because of reduced receivables and inventories resulting from dispositions of assets as part of our restructuring activities.

OPERATING ACTIVITIES
                                               1998   1997   1996
                                              ____________________
  Net cash provided by operating activities    $339   $363   $520

We used the net cash provided by operating activities for the past three years primarily to fund capital investments. The decline in net cash provided by operating activities in 1997 resulted principally from increases in receivables and inventories of ongoing operations.

-------------------------------
INVESTING ACTIVITIES
The following table shows capital expenditures in the following categories: operational (replacement equipment, environmental control projects, etc.) and strategic (performance improvement, acquisitions and investments).

                                    1998    1997    1996
                                  __________________________
     Operational                    $155    $152    $195
     Strategic                       186     120     237
                                  __________________________
     Total capital investments      $341    $272    $432
                                  ==========================

Major strategic projects that have been completed or that are under way include:

Base Materials
In 1997, we began the expansion of the joint-venture Worsley Alumina Refinery in Australia in which we hold a 56% interest. The expansion will increase the annual capacity of the facility by 65% to 3.1 million metric tons. Completion is expected in the year 2000.

Packaging and Consumer
- the expansion of a U.S. plastic film plant (completed in
  1997)
- the modernization of U.S. foil plants (to be completed in
  2000)
- the acquisition in early 1999 of a producer of flexographic separations and plates for the packaging industry in Canada

Construction and Distribution
- the $25-million expansion of a plant in Europe that will
  produce composite architectural products (to be completed in
  1999)
- the construction of a new, larger distribution center in Seattle to replace the current leased facility (to be completed in 1999)

Transportation
- the modification and equipping of a purchased facility in Wisconsin to produce aluminum wheels (completed in 1996)
- the construction (completed in 1997) and expansion of a forged wheel plant in Virginia (completed in early 1999)
- the expansion and modification of a plant in Indiana that produces bumpers, engine cradles and other automotive components (to be completed in early to mid-1999)

Other Investing Activities
In addition to these major projects, capacity expansions, equipment upgrades, improvement programs and other capital expenditures have been completed or are currently under way at a number of other facilities.

Projected 1999
Capital investments planned for 1999 (approximately $450 million) are primarily for those strategic projects now under way and continuing operating requirements. We expect to fund these capital investments primarily with cash provided by operating activities. While the projected 1999 capital investments do not include amounts for acquisitions, we will evaluate opportunities that arise.

-------------------------------
FINANCING ACTIVITIES
We believe our available financial resources, together with internally generated funds, are sufficient to meet our present and future business needs. We continue to exceed the financial ratio requirements contained in our financing arrangements and expect to do so in the future. At December 31, 1998, $113 million of our $1.65-billion shelf registration remained available for the issuance of debt securities. We also have committed credit facilities of $650 million, of which $335 million was available at December 31, 1998. A summary of significant financing activities over the past three years follows:

1996
- called for redemption all outstanding shares of PRIDESSM
  (see Note 8 to the consolidated financial statements), which reduced annual dividend requirements by approximately $24 million
- substantially met our goal to fully fund our pension plans
- amended our $500-million credit facility to extend the term and lower the cost

1997
- reduced debt by approximately $400 million with the proceeds from sales of assets

1998
- reduced debt by approximately $900 million with part of the proceeds from sales of assets (including repayment of $100 million borrowed from credit facilities during 1998)
- repurchased common stock with part of the proceeds from sales of assets (see the Consolidated Statement of Changes in Stockholders' Equity)
- borrowed $415 million from credit facilities
- terminated a $100-million interest rate swap agreement (see
  Note 7 to the consolidated financial statements)


PORTFOLIO REVIEW
----------------
We have reviewed all of our operations with the goals of improving focus and profitability, strengthening our financial position, and thereby increasing shareholder value. We expect the results of this review to improve earnings in the years ahead during all parts of the business cycle.

Through December 31, 1998, proceeds from operations divested totaled approximately $1.5 billion, which has been used primarily to reduce debt and repurchase common stock. Our goal to complete a debt reduction of $900 million from the balance at the end of 1996 was accomplished in the third quarter of 1998. Since then, we made additional borrowings to manage current business conditions. We also repurchased 9.6 million shares of stock in 1998.

We recognized operational restructuring charges of $144 million in 1998 and $75 million in 1997 relating to divestitures and related activities associated with our Portfolio Review (see Note 2 to the consolidated financial statements). Upon finalizing the sale of the Alabama can stock complex, which is expected in early 1999, our restructuring activities will be essentially complete. We had liabilities of $48 million at December 31, 1998 resulting from our restructuring activities. We expect to satisfy these liabilities in 1999 ($32 million) and 2000 ($16 million) with cash provided by operating activities. Additional liabilities for contractual postretirement obligations resulting from restructuring activities will be satisfied over numerous future years in conjunction with the Company's funding of its pension and other postretirment benefit obligations.

We expect to maintain our interest in Latasa, a Latin American aluminum beverage can manufacturer. Fundamentally, the business is in good shape. However, we are cautious about the impact of the current economic situation in Brazil (see "Outlook").

We are proceeding with key internal growth projects, such as the Worsley alumina expansion, new consumer and packaging products, geographic expansion of our construction products business in Europe and Asia, and small acquisitions of packaging operations.

OUTLOOK
-------
Assuming more favorable pricing for the balance of the year, our outlook for the full year 1999 remains in the range of 1998 operating results. However, for the first quarter, which is historically our weakest, extremely low primary aluminum prices will adversely affect results. While we expect to offset part of the effect of low prices with improved costs, lower interest expense and higher value-added primary aluminum sales, operating earnings for the first quarter of 1999 will be about breakeven. In addition, our 35%-owned can manufacturing operations in Brazil have been adversely affected by the devaluation of Brazil's currency. While it is too early to forecast the final impact on first-quarter operating results, we believe it could be about $10 million (after taxes).


RISK FACTORS
------------
This section should be read in conjunction with Items 1 and 3 of this report and the preceding portions of this Item.

This report contains (and oral communications made by or on behalf of the Company may contain) forecasts, projections, estimates, statements of management's plans, objectives and strategies for the Company and other forward-looking statements<F1>. The Company's expectations for the future and related forward-looking statements are based on a number of assumptions and forecasts as to world economic growth and other economic indicators (including rates of inflation, industrial production, housing starts and light vehicle sales), trends in the Company's key markets, global aluminum supply and demand conditions, and aluminum ingot prices, among other items. By their nature, forward-looking statements involve risk and uncertainty, and various factors could cause the Company's actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

The Company is cautious about the outlook for the aluminum industry, at least through the first half of 1999. Demand for primary aluminum products in Asia was 12% lower in 1998 than in 1997, due largely to the economic recession there. The Company is forecasting an increase in global primary aluminum consumption for 1999 of only 1% - 2%. This growth rate is approximately equal to the expected growth rate for the global economy for 1999. If favorable economic conditions resume in Asia, Brazil and other emerging markets, the Company's long-term outlook for growth in aluminum consumption is 2.5% - 4% per year.


Economic and/or market conditions other than those forecasted by the Company in the preceding paragraph could cause the Company's actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized. The Company's outlook for 1999 and beyond could be jeopardized by a further delay of economic recovery in Asia and Brazil, as well as in other emerging markets.

The following factors also could affect the Company's results:

- Primary aluminum is an internationally traded commodity.
  The price of primary aluminum is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. Because a significant portion of the Company's shipments are primary aluminum, changes in aluminum pricing have a rapid effect on the Company's operating results. The Company's use of contractual arrangements, including fixed-price sales contracts, fixed-price supply contracts, and forward, futures and option contracts, reduces its exposure to price volatility but does not eliminate it.

- The markets for most aluminum products are highly
  competitive.  Certain of the Company's competitors are larger than the Company in terms of total assets and operations and have greater financial resources. Certain foreign governments are involved in the operation and/or ownership of certain competitors and may be motivated by political as well as economic considerations. In addition, aluminum competes with other materials, such as steel, plastics and glass, among others, for various applications in the Company's key markets. Plastic products compete with products made of glass, aluminum, steel, paper, wood and ceramics, among others. Unanticipated actions or developments by or affecting the Company's competitors and/or the willingness of customers to accept substitutions for the products sold by the Company could affect results.
[FN]
_________________________
<F1> Forward-looking statements can be identified generally as those containing words such as "should," "will," "will likely result," "hope," "forecast," "outlook," "project," "estimate," "expect," "anticipate," or "plan" and words of similar effect.

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

- A number of the Company's operations are cyclical and can be influenced by economic conditions.

- A failure to complete the Company's major capital projects, such as expansion of the Worsley Alumina Refinery, as scheduled and within budget could affect the Company's results.

- The Company's results may be adversely affected if it fails to timely meet its Year 2000 readiness goals. The Company's assessments of the effort required to meet its Year 2000 readiness goal and the total cost of its Year 2000 Remediation Project are based on the Company's best estimates. These were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, we cannot guarantee these estimates are accurate and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Also, there can be no guarantee that other companies with which the Company does business will be converted on a timely basis or their failure to be Year 2000 compliant will not have an adverse effect on the Company.

- A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's results.

- Since late 1996, the Company has been conducting a Portfolio Review of all its operations. The Company has signed a definitive agreement for the sale of its can stock complex in Alabama, which consists of a rolling mill, two reclamation plants and a coil coating facility. Title to certain of the assets was transferred to the buyer in December 1998. The final closing for the remainder of the assets is scheduled to occur by the end of the first quarter of 1999 and is subject to customary closing conditions. The Company has also entered into a definitive agreement for the sale of its aluminum extrusion operations in Spain, as well as our distribution operations for architectural systems located in Spain. This transaction is subject to customary closing conditions and is expected to close by the end of the first quarter of 1999.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME
(millions, except per share amounts)
=======================================================================
_______________________________________________________________________
Years ended December 31                   1998        1997       1996
_______________________________________________________________________
REVENUES                            $    5,859  $    6,900  $    7,016

COSTS AND EXPENSES
  Cost of products sold                  4,774       5,658       5,856
  Selling, general and
   administrative expenses                 378         406         445
  Depreciation and amortization            252         368         365
  Interest                                 114         153         160
  Operational restructuring
   effects - net                           144          75          37
_______________________________________________________________________
                                         5,662       6,660       6,863
_______________________________________________________________________

EARNINGS
  Income before income taxes,
   extraordinary loss and
   cumulative effects of
   accounting changes                      197         240         153
  Taxes on income                           45         104          49
_______________________________________________________________________
  Income before extraordinary
   loss and cumulative effects
   of accounting changes                   152         136         104
  Extraordinary loss                       (63)         --          --
  Cumulative effects of
   accounting changes                      (23)         --         (15)
_______________________________________________________________________

NET INCOME                                  66         136          89
  Preferred stock dividends                 --          --          36
_______________________________________________________________________

NET INCOME AVAILABLE TO
 COMMON STOCKHOLDERS                $       66  $      136  $       53
=======================================================================

EARNINGS PER SHARE
  Basic:
    Average shares outstanding      69,709,000  73,412,000  63,730,000
    Income before extraordinary
     loss and cumulative effects
     of accounting changes          $     2.18  $     1.86  $     1.06
    Extraordinary loss                   (0.91)         --          --
    Cumulative effects of
     accounting changes                  (0.33)         --       (0.24)
________________________________________________________________________

    Net income                      $     0.94  $     1.86  $     0.82
========================================================================
  Diluted:
    Average shares outstanding      69,937,000  74,004,000  63,947,000
    Income before extraordinary
     loss and cumulative effects
     of accounting changes          $     2.18  $     1.84  $     1.06
    Extraordinary loss                   (0.91)         --          --
    Cumulative effects of
     accounting changes                  (0.33)         --       (0.24)
________________________________________________________________________
    Net income                      $     0.94  $     1.84  $     0.82
========================================================================
CASH DIVIDENDS PER COMMON SHARE     $     1.40  $     1.40  $     1.40
========================================================================
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET
========================================================================
December 31 (millions)                    1998          1997
________________________________________________________________________
ASSETS
  Current assets:
    Cash and cash equivalents           $   94       $   70
    Receivables:
      Customers, less allowances
       of $14 (1997 - $16)                 710          841
      Other                                184          174
_______________________________________________________________________
        Total receivables                  894        1,015
    Inventories                            500          744
    Prepaid expenses and other             114          165
_______________________________________________________________________
        Total current assets             1,602        1,994
  Unincorporated joint ventures and
   associated companies                  1,478        1,381
  Property, plant and equipment - net    2,024        2,954
  Deferred taxes                           363          249
  Other assets                             667          648
______________________________________________________________________
Total assets                            $6,134       $7,226
======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade payables                      $  401       $  512
    Accrued compensation and
     related amounts                       183          202
    Payables to unincorporated
     joint ventures and
     associated companies                   75           81
    Commercial paper                        82           --
    Notes payable to banks                  34           67
    Long-term debt                         196          142
    Other liabilities                      270          279
_____________________________________________________________________
      Total current liabilities          1,241        1,283
    Long-term debt                       1,035        1,501
    Postretirement benefits              1,029        1,043
    Environmental                          161          158
    Deferred taxes                         272          269
    Other liabilities                      202          233
    Stockholders' equity:
      Common stock                       1,533        1,521
      Retained earnings                  1,222        1,253
      Treasury stock, at cost             (526)          --
      Accumulated other
       comprehensive income                (35)         (35)
_____________________________________________________________________
        Total stockholders' equity       2,194        2,739
    Contingent liabilities and
     commitments (Note 12)
_____________________________________________________________________
Total liabilities and stockholders'
 equity                                 $6,134       $7,226
=====================================================================
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
=====================================================================
Years ended December 31 (millions)           1998     1997     1996
_____________________________________________________________________
OPERATING ACTIVITIES
  Net income                               $   66    $ 136    $  89
  Adjustments to reconcile to net
   cash provided by operating
   activities:
     Depreciation and amortization            252      368      365
     Operational restructuring effects        144       75       37
     Extraordinary loss                        63       --       --
     Cumulative effects of accounting
      changes                                  23       --       15
     Other                                     (3)      28       26
     Changes in operating assets and
      liabilities net of effects from
      acquisitions and dispositions:
        Accounts payable, accrued and
         other liabilities                   (106)     105      (64)
        Receivables                           (53)    (194)      67
        Inventories                            78     (108)      93
        Environmental and restructuring
         liabilities                          (52)     (48)     (46)
        Other                                 (73)       1      (62)
______________________________________________________________________
Net cash provided by operating activities     339      363      520

INVESTING ACTIVITIES
  Capital investments:
    Operational                              (155)    (152)    (195)
    Strategic                                (186)    (120)    (237)
  Sales of assets - operational
   restructuring                            1,147      367       --
  Other                                       (38)      (3)      (5)
______________________________________________________________________

Net cash provided by (used in)
 investing activities                         768       92     (437)

FINANCING ACTIVITIES
  Proceeds from long-term debt                415       --       40
  Reduction of long-term debt and
   other financing liabilities               (929)    (245)    (105)
  Increase (decrease) in short-term
   borrowings                                  47     (138)     111
  Cash dividends paid                        (100)     (99)    (135)
  Repurchase of common stock                 (526)      --       --
  Stock options exercised                      10       59        5
______________________________________________________________________
Net cash used in financing activities      (1,083)    (423)     (84)

CASH AND CASH EQUIVALENTS
  Net increase (decrease)                      24       32       (1)
  At beginning of year                         70       38       39
______________________________________________________________________

At end of year                             $   94    $  70   $   38
======================================================================

Supplemental disclosure of cash
 flow information
  Cash paid during the year for:
    Interest                               $  134    $ 164   $ 176
    Income taxes                              117       21       2
======================================================================
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
======================================================================
______________________________________________________________________
Years ended December 31                1998        1997        1996
______________________________________________________________________
SHARES (thousands)
  Common stock
    Balance at January 1              73,909      72,719      63,598
    Shares issued under employee
     benefit plans                       196       1,190         101
    Shares issued on conversion/
     redemption of preferred stock        --          --       9,020
______________________________________________________________________
    Balance at December 31            74,105      73,909      72,719
______________________________________________________________________
  Treasury stock
    Balance at January 1                  --          --          --
    Purchased and held as treasury
     stock                            (9,648)         --          --
______________________________________________________________________
    Balance at December 31            (9,648)         --          --
______________________________________________________________________
  Net common shares outstanding       64,457      73,909      72,719
======================================================================
DOLLARS (millions)
  Common stock
    Balance at January 1              $1,521      $1,451      $  941
    Shares issued under employee
     benefit plans                        12          70           5
    Shares issued on conversion/
     redemption of preferred stock        --          --         505
______________________________________________________________________
    Balance at December 31            $1,533      $1,521      $1,451
______________________________________________________________________
  Retained earnings
    Balance at January 1              $1,253      $1,220      $1,256
    Net income                            66         136          89
    Cash dividends declared:
      Preferred stock (PRIDES)            --          --         (36)
      Common stock                       (97)       (103)        (89)
______________________________________________________________________
    Balance at December 31            $1,222      $1,253      $1,220
______________________________________________________________________
  Treasury stock
    Balance at January 1              $   --      $   --      $   --
    Purchased and held as
     treasury stock                     (526)         --          --
______________________________________________________________________
    Balance at December 31            $ (526)     $   --      $   --
______________________________________________________________________
  Accumulated other comprehensive
   income (loss)
    Balance at January 1              $  (35)     $  (37)     $  (85)

    Foreign currency translation
     adjustments                           5          --         (16)
      Income taxes                        (5)          2           1
    Pension liability adjustment          --          --          97
      Income taxes                        --          --         (34)
    Other comprehensive income            --           2          48
______________________________________________________________________
    Balance at December 31            $  (35)     $  (35)     $  (37)
______________________________________________________________________
  Total stockholders' equity          $2,194      $2,739      $2,634
======================================================================
COMPREHENSIVE INCOME (millions)
  Net income                          $   66      $  136      $   89
  Other comprehensive income              --           2          48
______________________________________________________________________
  Comprehensive income                $   66      $  138      $  137
======================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In the tables, dollars are in millions, except per share amounts. Certain amounts have been reclassified to conform to the 1998 presentation.)


1.  ACCOUNTING POLICIES
GENERAL
The consolidated financial statements are prepared in conformity with generally accepted accounting principles. As a result, management makes estimates and assumptions that affect the following:

- reported amounts of revenues and expenses during the reporting period
- reported amounts of assets and liabilities at the date of the financial statements
- disclosure of contingent liabilities at the date of the financial statements

Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after eliminating inter-company transactions, profits and losses. The Company accounts for investments in unincorporated joint ventures on an investment cost basis adjusted for the Company's share of the non-cash production charges of the operation. Unincorporated joint ventures are production facilities without marketing or sales activities. Investments in associated companies (20% -- 50% owned) are carried at cost adjusted for the Company's equity in undistributed net income.

REVENUE RECOGNITION
Revenues are recognized when products are shipped and ownership risk and title pass to the customer.

INVENTORIES
Inventories are stated at the lower of cost or market. Inventory costs were determined by the last-in, first-out (LIFO); first-in, first-out (FIFO); and average-cost methods. LIFO method inventories were $178 million at the end of 1998 (1997 -- $270 million). FIFO and average-cost method inventories were $322 million at the end of 1998 (1997 -- $474 million). Inventories would increase by $221 million at the end of 1998 (1997 -- $425 million) if the FIFO method were applied to LIFO method inventories.


The favorable impact of the liquidation of certain LIFO layers that occurred as a result of the Company's divestitures ($184 million in 1998 and $58 million in 1997) is included in "Operational restructuring effects -- net" in the Consolidated Statement of Income. In 1996, the liquidation of certain LIFO layers decreased cost of products sold by $30 million. The inventories in these LIFO layers were acquired at lower costs in prior years.

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

CUMULATIVE EFFECTS OF ACCOUNTING CHANGES
In 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted the SOP in 1998 and recognized a charge for the cumulative effect of accounting change of $23 million.

In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The cumulative effect of adopting the standard was a loss of $15 million. The loss was for the impairment of certain real estate held for sale at the beginning of 1996, principally undeveloped land.

STATEMENT OF CASH FLOWS
In preparing the Consolidated Statement of Cash Flows, all highly liquid, short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents.

COMPREHENSIVE INCOME
In 1998, the Company adopted the Financial Accounting Standards Board's (FASB) Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adopting the Statement had no impact on the Company's net income or stockholders' equity. Statement No. 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior-year financial statements have been reclassified to conform to the requirements of Statement No. 130. Comprehensive income is presented in the Consolidated Statement of Changes in Stockholders' Equity.

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

ACCOUNTING FOR THE COSTS OF DEVELOPING OR OBTAINING INTERNAL-USE
SOFTWARE
In 1998, the AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires qualifying computer software costs incurred in connection with obtaining or developing software for internal use to be capitalized. The Company currently capitalizes the costs of purchased software and expenses the costs of internally developed software. The Company plans to adopt the SOP in 1999 on a prospective basis when it becomes effective. The Company has not yet determined the impact this statement will have on its financial position or results of operations.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt this statement by January 1, 2000. The Company has not determined the impact this statement will have on its financial position or results of operations.


2.  OPERATIONAL RESTRUCTURING
In 1998, the Company sold the following:

- U.S. recycling operations
- aluminum extrusion facilities in Canada
- European rolling mill operations
- Illinois sheet and plate plant
- North American aluminum beverage can operations

In 1997, the Company sold the following:

- U.S. residential construction products business
- aluminum reclamation plant in Virginia
- aluminum extrusion plants in Virginia and Texas
- coal properties in Kentucky
- one-half of its wholly owned interest in a rolling mill and related assets in Canada
- aluminum powder and paste plant in Kentucky

In 1996, operational restructuring costs resulted from the closing of a can plant in Texas.

In early 1999, the Company expects to finalize the sale of its Alabama can stock complex. The carrying amount of the related net assets was $216 million at December 31, 1998.

Financial information for 1998, 1997 and 1996 relating to operations divested and the Alabama can stock complex is reflected in the Restructuring category in Note 11. Customer revenues generated by these entities were $1.4 billion in 1998, $2.7 billion in 1997 and $3.1 billion in 1996. Depreciation expense in 1998 was reduced $65 million as a result of ceasing depreciation on assets held for sale relating to the divestitures.

After finalizing the sale of the Alabama can stock complex, the Company's restructuring activities will be essentially complete. As of the end of 1998, the only assets remaining in the Restructuring category relate to the Alabama can stock complex. In accordance with the terms of the definitive agreement to sell this complex, the Company is operating the facility on behalf of the purchasers for a management fee until the final closing. As a result, the Company expects no revenues or operating results to be reflected in the Restructuring category in 1999.

The Company recognized the following operational restructuring charges:

                                             1998    1997    1996
                                          _________________________
     Employee terminations                   $ 39     $49     $12
     Additional postretirement benefits       105      --      19
     (Gain) loss on asset dispositions        (12)     21       5
     Other                                     12       5       1
                                          _________________________
                                             $144     $75     $37
                                          =========================

The charges for employee terminations recorded in 1998, 1997 and 1996 were principally for severance and related costs for approximately 2,000 salaried and hourly employees. The employees worked principally at domestic plants. Approximately 600 employees worked at corporate headquarters.

An analysis of the accrual for restructuring liabilities follows:

                                   1998     1997     1996
                                 ____________________________
     Balance at January 1          $ 44     $ 12     $ --
     Accruals                        44       54       13
     Payments                       (40)     (22)      (1)
                                 ____________________________
     Balance at December 31        $ 48     $ 44     $ 12
                                 ============================

Liabilities at December 31, 1998 relating to the Company's restructuring activities are expected to be satisfied in 1999 ($32 million) and 2000 ($16 million) with cash provided by operating activities. Additional liabilities relating to contractual postretirement obligations are reflected in postretirement benefits on the balance sheet and will be settled over numerous future years in conjunction with the Company's funding of its pension and other postretirement benefit obligations.

The Company used proceeds from completed divestitures for debt repayments and repurchases of common stock (see Notes 3 and 8).


3.  EXTRAORDINARY LOSSES
The Company had extraordinary losses from debt extinguishments in 1998 of $63 million (net of income tax benefit of $39 million).
The debt extinguished at a loss consisted of $500 million of medium-term notes and $79 million of 9% debentures.

4.  EARNINGS PER SHARE
The following reconciles income and average shares for the basic and diluted earnings per share computations for "Income before extraordinary loss and cumulative effects of accounting changes."

                                          1998         1997        1996
                                    ___________________________________
Income (numerator):
  Income before extraordinary
   loss and cumulative effects
   of accounting changes            $      152   $      136  $      104
  Less convertible preferred stock
    (PRIDES) dividend                       --           --          36
                                    ___________________________________
  Basic and diluted income          $      152   $      136  $       68
                                    ===================================
Average shares (denominator):
  Basic                             69,709,000   73,412,000  63,730,000
  Effect of dilutive securities:
    Stock options                      228,000      592,000     217,000
                                    ___________________________________
  Diluted                           69,937,000   74,004,000  63,947,000
                                    ===================================
Per share amounts for income
 before extraordinary loss and
 cumulative effects of
 accounting changes:
   Basic earnings per share         $     2.18   $     1.86  $     1.06
   Diluted earnings per share             2.18         1.84        1.06
Antidilutive securities excluded:
  Convertible preferred
   stock (PRIDES)                           --           --   8,950,000
  Stock options                      2,452,000      505,000   2,665,000

5.  UNINCORPORATED JOINT VENTURES AND ASSOCIATED COMPANIES
Investments in unincorporated joint ventures that produce alumina and primary aluminum consist of the following:

                                           December 31
                                       ____________________
                                           1998    1997
                                       ____________________

     Current assets                      $   52      42
     Current liabilities                    (89)    (66)
     Property, plant and equipment
      and other assets                    1,203   1,078
                                       ____________________
     Net investment                      $1,166  $1,054
                                       ====================

Property, plant and equipment and other assets in 1998 includes
$150 million of construction in progress for the expansion of the joint-venture Worsley Alumina Refinery.

5. UNINCORPORATED JOINT VENTURES AND ASSOCIATED COMPANIES - continued
Foreign-based associated companies produce bauxite, alumina, primary aluminum, hydroelectric power and fabricated aluminum products. Investments in these companies were $312 million at the end of 1998 (1997 -- $327 million), including advances of $59 million (1997 -- $50 million). Summarized financial information related to these entities follows:

                                   Years ended December 31
                                  __________________________
                                   1998      1997      1996
                                  __________________________
     Net sales                    $1,195    $ 999      $950
     Cost of products sold         1,115      910       814
     Net income (loss)               (27)     (14)       31

                                           December 31

                                      ______________________
                                       1998          1997
                                      ______________________
     Current assets                    $810        $  891
     Noncurrent assets                  977         1,015
     Current liabilities                690           733
     Noncurrent liabilities             456           470
     Stockholders' equity               641           703

6.  PROPERTY, PLANT AND EQUIPMENT (At Cost)

                                         December 31
                                    ____________________
                                        1998     1997
                                    ____________________
     Land, land improvements and
      mineral properties              $  244    $  289
     Buildings and leasehold
      improvements                       781     1,045
     Machinery and equipment           3,087     5,044
     Construction in progress            170       155
                                    ____________________
                                       4,282     6,533

     Less allowances for
      depreciation and
      amortization                     2,258     3,579
                                    ____________________
     Net property, plant and
      equipment                       $2,024    $2,954
                                    ====================

7.  FINANCING ARRANGEMENTS

                                               December 31
                                          _________________________
                                              1998       1997
                                          _________________________
       Public debt securities:
         Medium-term notes                  $  329     $  902
         9-3/8% debentures due 1999            100        100
         9% debentures due 2003                 21        100
         6-5/8% amortizing notes               228        285
         Industrial and environmental
          control revenue bonds                227        237
       Other arrangements:
         Credit facilities                     315         --
         Mortgages and other notes payable      11         19
                                          _________________________
                                             1,231      1,643
       Amounts due within one year             196        142
                                          _________________________
       Long-term debt                       $1,035     $1,501
                                          =========================

Long-term debt at December 31, 1998 matures as follows:

                1999                      $196
                2000                       153
                2001                       484
                2002                        70
                2003                        58
                2004 - 2025                270

The medium-term notes, 9% debentures and 9-3/8% debentures were issued under a $1.65-billion shelf registration. The medium-term notes bear interest at an average fixed rate of 9% and have maturities ranging from 1999 to 2013. At December 31, 1998, $113 million of debt securities remained unissued under the shelf registration. A portion of this fixed-rate debt has been effectively converted to a variable rate through the use of a $100-million interest rate swap that matures in 2001. Under the swap, payments are received based on a fixed rate (6%) and made based on a variable rate (5.7% at December 31, 1998). The variable rate is based on the London Interbank Offer Rate. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense. The fair value of this agreement and its effect on interest expense was not material. The Company terminated a $100-million interest rate swap in 1998. The small gain realized will be recognized over the remainder of the designated hedge period ending 2001.

The 6-5/8% amortizing notes were issued at a discount (99.48%) and have an effective interest rate of 6.7%. The notes require annual principal repayments of $57 million between 1999 and 2002.

Industrial and environmental control revenue bonds consist of variable-rate debt with interest rates averaging 4.2% at December 31, 1998. These bonds require principal repayments in lump sums periodically between 1999 and 2025. Letters of credit issued by banks support these bonds.

The credit facilities have variable interest rates (6.7% at December 31, 1998) and mature in 2001. The Company can borrow up to $650 million under these facilities and pays an annual commitment fee of .1% on the unused portion.

Mortgages and other notes payable consist of fixed-rate debt with an average interest rate of 5%. They require principal repayment between 1999 and 2008.

Certain financing arrangements contain restrictions that primarily consist of requirements to maintain specified financial ratios. These restrictions do not inhibit operations or the use of fixed assets. At December 31, 1998, the Company exceeded all such requirements.

The fair value of long-term debt was approximately $1.2 billion at the end of 1998 (1997 -- $1.8 billion). This value was determined by using discounted cash flow analysis.

Interest capitalized was $12 million during 1998 (1997 -- $8 million, 1996 -- $13 million).

The weighted-average interest rate on short-term borrowings was:

                                        December 31
                                    ____________________
                                     1998         1997
                                    ____________________
       Notes payable to banks         4.2%         4.5%
       Commercial paper               5.9           --

8.  STOCKHOLDERS' EQUITY
PREFERRED STOCK
The Company has 21,000,000 shares of preferred stock authorized.
Two million shares have been designated Series A Junior
Participating Preferred.

On December 31, 1996, the Company called for redemption all its outstanding PRIDES. As a result of the call, the Company issued a total of 9,019,990 shares of common stock upon the redemption or conversion of all of the PRIDES. A total of 4,673,800 shares of common stock were issued in redemption of 5,699,756 shares of PRIDES. The redemption rate of .82 of a share of common stock for each share of PRIDES was based on a call price of $48.077 per share and a common stock market price of $58.79 per share (determined as provided in the PRIDES governing documents). In lieu of redemption, holders of 5,300,244 shares of PRIDES elected to convert their shares of PRIDES (on or before the redemption date) into 4,346,190 shares of common stock (at a conversion rate of .82 of a share of common stock for each share of PRIDES). Dividends declared on each share of PRIDES were $3.31 in 1996.

COMMON STOCK
The Company has 200,000,000 shares of common stock (without par value) authorized.

The Company has authorization to repurchase up to 18 million shares of common stock of which approximately 9.6 million shares have been repurchased through December 31, 1998. (See the Consolidated Statement of Changes in Stockholders' Equity for additional share repurchase information.)

STOCK OPTIONS
The Company has a non-qualified stock option plan under which key employees may be granted stock options at a price equal to the fair market value at the date of grant. Other than the performance-based options discussed below, the stock options outstanding at December 31, 1998 vest in one year and are exercisable between one year and ten years from the date of grant. The range of exercise prices for the stock options outstanding at December 31, 1998 was $45 to $64 and their weighted-average remaining contractual life was 6 years. A summary of stock option activity and related information follows (options are in thousands):

                                     1998      1997     1996
                                ________________________________
   Outstanding at January 1         4,828     5,318    4,680
   Granted                            633       711      750
   Exercised                         (192)   (1,190)    (103)
   Canceled                           (15)      (11)      (9)
                                ________________________________
   Outstanding at December        315,254     4,828    5,318
   Exercisable at December        314,621     4,121    4,569
   Available for grant                304       923    1,630

   Weighted-average prices:
    Outstanding at January 1     $     55    $   52   $   52
    Granted                            62        64       55
    Exercised                          47        50       39
    Canceled                           62        56       52
    Outstanding at December 31         56        55       52
    Exercisable at December 31         55        53       52

In 1996, the Company also granted 150,000 performance-based stock options at an exercise price of $53.50 per share. The stock options will not be exercisable unless, on or before September 30, 1999, the closing price of the common stock equals or exceeds $80.25 per share for 30 consecutive days. If this condition is satisfied, the options may be exercised any time before March 31, 2000.

Pro forma net income and earnings per share have been prepared based on expensing (after tax) the estimated fair value of stock options granted during 1998, 1997 and 1996. The estimated fair value of the stock options was determined by using a Black-Scholes option-pricing model. The estimated fair values and the weighted-average assumptions used to estimate those values follow:

                                                              Performance-
                                                                 Based
                                         Stock Options          Options
                                  ___________________________  _________
                                     1998     1997     1996       1996
                                  ___________________________  _________
Risk-free interest rate              5.5%     6.4%     6.9%       6.5%
Dividend yield                       2.2%     2.2%     2.6%       2.1%
Volatility factor of the expected
  market price of the Company's
  common stock                       .256     .265     .278       .262
Expected life of the option        6 years  6 years  6 years    3 years
Estimated fair value of each
  stock option granted             $17.53   $19.53   $16.97     $11.73

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

The pro forma information follows:

                                            1998   1997   1996
                                         ________________________
  Pro forma net income                     $  59  $ 127  $  79
  Pro forma earnings per share:  Basic      0.84   1.73   0.67
                               Diluted      0.84   1.72   0.67

SHAREHOLDER RIGHTS PLAN
In 1997, the Company adopted a new shareholder rights plan that replaced an existing, similar plan that was adopted in 1987 and expired in 1997, in accordance with its terms. Under the new plan, as subsequently amended, each share of common stock has one right attached and the rights trade with the common stock. The rights are exercisable only if a person or group buys 15% or more of the Company's common stock, or announces a tender offer for 15% or more of the outstanding common stock. Each right will entitle a holder to buy one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $300.

If a person or group acquires 15% or more of the common stock of the Company, each right would permit its holder to buy common stock of the Company having a market value equal to two times the exercise price of the right.
In addition, if at any time after the rights become exercisable, the Company is acquired in a merger, or if there is a sale or transfer of 50% or more of its assets or earning power, each right would permit its holder to buy common stock of the acquiring company having a market value equal to two times the exercise price of the right.

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

9.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The following information is disclosed in accordance with the requirements of Statement of Financial Accounting Standards No.
132, "Employers' Disclosures about Pensions and Other
Postretirement Benefits," which the Company adopted in 1998.

                              Pension Benefits       Other Benefits
                             __________________   ___________________
                               1998      1997       1998      1997
                             __________________   ___________________
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at
 beginning of year            $2,081    $1,916     $   899   $   852
Service cost                      36        37           7         7
Interest cost                    151       147          62        64
Amendments                         9        (5)         --         1
Actuarial losses                 166       148          60        41
Restructuring                     39       (43)          5        (5)
Benefits paid                   (133)     (119)        (69)      (61)
                             ___________________   ___________________
Benefit obligation at
 end of year                  $2,349    $2,081     $   964   $   899
                             ___________________   ___________________

CHANGE IN PLAN ASSETS
Fair value of plan
 assets at beginning
 of year                      $2,099    $1,876     $    --    $    --
Actual return on
 plan assets                     295       315          --         --
Company contributions             43        80          69         61
Restructuring                    (27)      (53)         --         --
Benefits paid                   (133)     (119)        (69)       (61)
                            ____________________   ___________________
Fair value of plan
 assets at end of year        $2,277    $2,099     $    --    $    --
                            ____________________   ___________________

Funded status of the plans    $  (72)   $   18     $  (964)   $  (899)
Unrecognized net
 actuarial loss (gain)           101        76          27        (31)
Unrecognized prior
 service cost                     66       117         (67)      (109)
                            ____________________   ___________________
Prepaid (accrued) benefit
 cost                         $   95    $  211     $(1,004)   $(1,039)
                            ====================   ===================

AMOUNTS RECOGNIZED IN THE
 CONSOLIDATED BALANCE SHEET
Prepaid benefit cost          $  111    $  217     $    --    $    --
Accrued benefit liability        (68)      (12)     (1,004)    (1,039)
Intangible asset                  52         6          --         --
                            ____________________   ___________________
Net amount recognized         $   95    $  211     $(1,004)   $(1,039)
                            ====================   ===================

WEIGHTED-AVERAGE ASSUMPTIONS
  AS OF DECEMBER 31
Discount rate                  6.75%     7.25%       6.75%      7.25%
Expected return on
 plan assets                   9.25      9.25          --         --
Rate of compensation
 increase                      4.50      4.50          --         --

For measurement purposes, a 5.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% in 2002 and remain at that level thereafter.

                                Pension Benefits       Other Benefits
                              ____________________  ____________________
                               1998   1997   1996    1998   1997   1996
                              ____________________  ____________________
COMPONENTS OF NET PERIODIC
   BENEFIT COST
Service cost                   $  36  $  37  $ 38    $  7   $  7   $  8
Interest cost                    151    147   138      62     64     62
Expected return on plan
 assets                         (175)  (158) (151)     --     --     --
Amortization of prior
 service cost                     14     19    17     (13)   (17)   (19)
Recognized net actuarial
 loss (gain)                      13     11    16      --     (1)    --
                              ____________________  ____________________
Benefit cost                   $  39  $  56  $ 58    $ 56   $ 53   $ 51
                              ====================  ====================

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                            1%          1%
                                         Increase    Decrease
                                         ________    ________
  Effect on total of service and
   interest cost components in 1998        $ 4        $ (3)
  Effect on postretirement benefit
   obligation as of December 31, 1998      $51        $(46)


10.  TAXES ON INCOME
The significant components of the provision for income taxes were:

                               1998     1997   1996
                              _______________________
          Current:
            Federal            $  6    $ 13   $ 3
            Foreign              57      71     3
            State                 1       1     1
                              _______________________
            Total current        64      85     7
                              _______________________

          Deferred:
            Federal             (31)     (7)    2
            Foreign              23      21    28
            State               (12)     (2)   (2)
                              _______________________
            Total deferred      (20)     12    28
                              _______________________
          Equity income           1       7    14
                              _______________________
          Total                $ 45    $104   $49
                              =======================

The deferred tax provision includes domestic carryforward benefits of $8 million (1997 - $2 million, 1996 - $28 million).

The effective income tax rate varied from the U.S. statutory rate as follows:

                                                1998   1997   1996
                                               ---------------------
     U.S. rate                                   35%    35%    35%
     Income taxed at other than the U.S. rate    (4)     9      2
     Percentage depletion                        (3)    (2)    (3)
     Credits and other tax benefits              (6)    --     --
     State income taxes and other                 1      1     (2)
     Effective rate                              23%    43%    32%
                                               =====================

Income taxed at other than the U.S. rate includes a 10% adverse effect in 1997 from basis differences on asset dispositions.


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1998, the Company had $844 million (1997 -- $897 million) of deferred tax assets and $694 million (1997 -- $827 million) of deferred tax liabilities that have been netted with respect to tax jurisdictions for presentation purposes. The significant components of these amounts were:

                                      1998              1997
                                --------------------------------------
                                  Asset  Liability  Asset  Liability
                                --------------------------------------
Retiree health benefits          $ 381   $ --       $ 392    $ --
Tax carryforward benefits          141     --         170      --
Environmental and restructuring
 costs                             116     (2)        109      (2)
Other                               39     78          63      70
Tax over book depreciation        (235)   196        (376)    201
Valuation reserve relating to
 tax carryforward benefits         (20)    --         (19)     --
                                --------------------------------------
Total deferred tax assets and
 liabilities                       422    272         339     269
Amount included as current in
 balance sheet                      59     --          90      --
                                --------------------------------------
Noncurrent deferred tax assets
 and liabilities                 $ 363   $272       $ 249    $269
                                ======================================

The tax carryforward benefits can be carried forward indefinitely except for $67 million that will expire primarily between 2003 and 2013. A valuation reserve of $20 million relating to certain of these benefits has been recorded. Alternatives continue to be evaluated that may result in the ultimate realization of a portion of these reserved assets.

Income taxes have not been provided on the undistributed earnings
($973 million) of foreign subsidiaries. The Company uses these earnings to finance foreign expansion, reduce foreign debt or support foreign operating requirements.

The geographic components of income (loss) before income taxes, extraordinary loss and the cumulative effects of accounting changes were as follows:

                          1998   1997   1996
                        ______________________
     Domestic            $(86)   $ 21   $  4
     Foreign              283     219    149
                        ______________________
                         $197    $240   $153
                        ======================

11.  COMPANY OPERATIONS
The Company is organized into four market-based, global business units. The global business units and their principal products are:

- Base Materials - alumina, carbon products, primary aluminum ingot and billet, and electrical rod
- Packaging and Consumer - aluminum and plastic packaging and consumer products; printing products
- Construction and Distribution - architectural construction products and the distribution of a wide variety of aluminum and stainless steel products
- Transportation - aluminum wheels, heat exchangers and automotive structures

The Restructuring category includes operations sold and the Company's Alabama can stock complex that we expect to finalize the sale of in early 1999. (See Note 2 for a discussion of the Company's restructuring activities.)

The Other category consists principally of the corporate headquarters (and related selling, general and administrative expenses), operations in emerging markets, European extrusion operations and investments in Canada, Latin America and Saudi Arabia.

The comparative periods of 1997 and 1996 have been restated for the following changes:

- the Alabama can stock operation was reclassified from the Other category to the Restructuring category as we expect to finalize the sale in early 1999
- the investment in Latin American can operations was reclassified from the Restructuring category to the Other category as the Company expects to maintain its interest in these operations


ACCOUNTING POLICIES
Operating income for each global business unit is calculated as revenues plus equity income less cost of products sold, depreciation and the unit's selling, general and administrative expenses. The sales between units are made at market-related prices. Cost of products sold reflects current costs.

Assets for each global business unit include:

- receivables (including internal receivables from other units)
- inventories (based on the FIFO method)
- property, plant and equipment (excluding construction in progress)
- investments in unincorporated joint ventures and associated companies
- other assets directly associated with the unit's operations

Current liabilities for each global business unit include:

- trade payables
- accrued compensation and related amounts
- other current liabilities
- internal liabilities from other units

For the geographic presentation, revenues are attributed to specific countries based on the location of the operation generating the revenue. Long-lived assets consist of all noncurrent assets such as property, plant and equipment and investments in joint ventures and associated companies.

                                         Packaging   Construction
                               Base         and          and
1998                         Materials   Consumer    Distribution
__________________________________________________________________
Customer aluminum shipments     668          141          184
Customer revenues:
   Aluminum                  $1,058       $  787         $681
   Nonaluminum                  402          605          314
Intersegment revenues -
  aluminum                      572           --           --
__________________________________________________________________
Total revenues               $2,032       $1,392         $995
==================================================================
Operating income (loss)      $  290       $  156         $ 39
Interest expense
__________________________________________________________________
Income before income taxes,
 extraordinary loss and
 cumulative effects of
 accounting changes
==================================================================
Equity income (loss)         $   --       $   --         $ --
Depreciation and amortization   138           44            7

Assets                       $3,000       $  625         $375
Current liabilities
 (excluding debt)               305          110           86
__________________________________________________________________
Net operating investment     $2,695       $  515         $289
==================================================================
Unincorporated joint
 ventures and associated
 companies                   $1,299       $   --         $ --
Capital expenditures            228           38           10
==================================================================

1997
__________________________________________________________________
Customer aluminum shipments     513          142          166
Customer revenues:
  Aluminum                   $  923       $  797         $614
  Nonaluminum                   405          602          328
Intersegment revenues -
 aluminum                     1,187           --           --
__________________________________________________________________
Total revenues               $2,515       $1,399         $942
==================================================================
Operating income (loss)      $  312       $  141         $ 41
Interest expense
__________________________________________________________________
Income before income taxes,
 extraordinary loss and
 cumulative effects of
 accounting changes
==================================================================
Equity income (loss)         $   (2)      $   --         $ --
Depreciation and amortization   135           47            5

Assets                       $3,154       $  663         $381
Current liabilities
 (excluding debt)               289          114          102
__________________________________________________________________
Net operating investment     $2,865       $  549         $279
==================================================================
Unincorporated joint ventures
 and associated companies    $1,177       $   --         $ --
Capital expenditures            105           41            9
==================================================================

1998                       Transportation   Restructuring     Other
_____________________________________________________________________
Customer aluminum shipments        63             391            37
Customer revenues:
  Aluminum                       $337          $1,434        $  127
  Nonaluminum                      --              12           102
Intersegment revenues -
 aluminum                          --              12            --
_____________________________________________________________________
Total revenues                   $337          $1,458        $  229
=====================================================================
Operating income (loss)          $(19)         $  124        $ (140)
Interest expense
_____________________________________________________________________
Income before income taxes,
 extraordinary loss and
 cumulative effects of
 accounting changes
=====================================================================
Equity income (loss)             $ --          $   --        $  (14)
Depreciation and amortization      25              26            12

Assets                           $352          $  282        $1,523
Current liabilities
 (excluding debt)                  53              66           321
_____________________________________________________________________
Net operating investment         $299          $  216        $1,202
=====================================================================
Unincorporated joint ventures
 and associated companies        $  7          $   --        $  172
Capital expenditures               50              --            15
=====================================================================

1997
_____________________________________________________________________
Customer aluminum shipments        66             737            39
Customer revenues:
  Aluminum                       $353          $2,610        $  129
  Nonaluminum                      --              79            60
Intersegment revenues -
 aluminum                          --              33            --
_____________________________________________________________________
Total revenues                   $353          $2,722        $  189
=====================================================================
Operating income (loss)          $ 10          $  102        $ (126)
Interest expense
_____________________________________________________________________
Income before income taxes,
 extraordinary loss and
 cumulative effects of
 accounting changes
=====================================================================
Equity income (loss)             $  1          $   --        $   (4)
Depreciation and amortization      26             143            12

Assets                           $331          $1,921        $1,359
Current liabilities
 (excluding debt)                  46             212           415
_____________________________________________________________________
Net operating investment         $285          $1,709        $  944
=====================================================================
Unincorporated joint ventures
 and associated companies        $  8          $  172        $   24
Capital expenditures               40              33            44
=====================================================================

                                   Reconciling
1998                                  Items          Consolidated
_____________________________________________________________________
Customer aluminum shipments                --             1,484
Customer revenues:
   Aluminum                           $    --            $4,424
   Nonaluminum                             --             1,435
Intersegment revenues - aluminum         (584)               --
_____________________________________________________________________
Total revenues                        $  (584)           $5,859
=====================================================================
Operating income (loss)               $  (139)           $  311
Interest expense                                            114
_____________________________________________________________________
Income before income taxes,
 extraordinary loss and
 cumulative effects of
 accounting changes                                      $  197
=====================================================================
Equity income (loss)                  $    --            $  (14)
Depreciation and amortization              --               252

Assets                                $   (23)           $6,134
Current liabilities (excluding debt)      (12)              929
_____________________________________________________________________
Net operating investment              $   (11)           $5,205
=====================================================================
Unincorporated joint ventures and
 associated companies                 $    --            $1,478
Capital expenditures                       --               341
=====================================================================

1997
_____________________________________________________________________
Customer aluminum shipments                --             1,663
Customer revenues:
  Aluminum                            $    --            $5,426
  Nonaluminum                              --             1,474
Intersegment revenues - aluminum       (1,220)               --
_____________________________________________________________________
Total revenues                        $(1,220)           $6,900
=====================================================================
Operating income (loss)               $   (87)           $  393
Interest expense                                            153
_____________________________________________________________________
Income before income taxes,
 extraordinary loss and
 cumulative effects of
 accounting changes                                      $  240
=====================================================================
Equity income (loss)                  $    --            $   (5)
Depreciation and amortization              --               368

Assets                                $  (583)           $7,226
Current liabilities (excluding debt)     (104)            1,074
_____________________________________________________________________
Net operating investment              $  (479)           $6,152
=====================================================================
Unincorporated joint ventures and
 associated companies                 $    --            $1,381
Capital expenditures                       --               272
=====================================================================

                                          Packaging    Construction
                               Base         and            and
1996                         Materials    Consumer     Distribution
_____________________________________________________________________
Customer aluminum shipments      458          136          151
Customer revenues:
  Aluminum                    $  763       $  768         $600
  Nonaluminum                    373          585          332
Intersegment revenues -
 aluminum                        944           --           --
_____________________________________________________________________
Total revenues                $2,080       $1,353         $932
=====================================================================
Operating income (loss)       $  242       $  149         $ 45
Interest expense
_____________________________________________________________________
Income before income taxes,
 extraordinary loss and
 cumulative effects of
 accounting changes
=====================================================================
Equity income (loss)          $   --       $   --         $ --
Depreciation and amortization    131           46            5


Assets                        $3,207       $  635         $365
Current liabilities
 (excluding debt)                283          124           84
_____________________________________________________________________
Net operating investment      $2,924       $  511         $281
=====================================================================
Unincorporated joint ventures
 and associated companies     $1,187       $   --         $ --
Capital expenditures              93           59            6
=====================================================================

1996                       Transportation   Restructuring    Other
_____________________________________________________________________
Customer aluminum shipments        58              813           37
Customer revenues:
  Aluminum                       $326           $2,802       $  132
  Nonaluminum                      --              264           71
Intersegment revenues - aluminum   --               39           --
_____________________________________________________________________
Total revenues                   $326           $3,105       $  203
=====================================================================
Operating income (loss)          $ 17           $  (38)      $ (128)
Interest expense
_____________________________________________________________________
Income before income taxes,
 extraordinary loss and
 cumulative effects of
 accounting changes
=====================================================================
Equity income (loss)             $  3           $   --       $   18
Depreciation and amortization      23              143           17

Assets                           $304           $2,149       $1,394
Current liabilities
 (excluding debt)                  38              256          320
_____________________________________________________________________
Net operating investment         $266           $1,893       $1,074
=====================================================================
Unincorporated joint ventures
 and associated companies        $  8           $  107       $   35
Capital expenditures               47              167           60
=====================================================================

                                 Reconciling
1996                                Items        Consolidated
_____________________________________________________________________
Customer aluminum shipments           --             1,653
Customer revenues:
  Aluminum                         $  --            $5,391
  Nonaluminum                         --             1,625
Intersegment revenues - aluminum    (983)               --
_____________________________________________________________________
Total revenues                     $(983)           $7,016
=====================================================================
Operating income (loss)            $  26            $  313
Interest expense                                       160
_____________________________________________________________________
Income before income taxes,
 extraordinary loss and
 cumulative effects of
 accounting changes                                 $  153
=====================================================================
Equity income (loss)               $  --            $   21
Depreciation and amortization         --               365

Assets                             $(538)           $7,516
Current liabilities
 (excluding debt)                    (85)            1,020
_____________________________________________________________________
Net operating investment           $(453)           $6,496
=====================================================================
Unincorporated joint ventures and
 associated companies              $  --            $1,337
Capital expenditures                  --               432
=====================================================================

RECONCILING ITEMS
Reconciling items consist of the following:

                                           1998     1997    1996
                                       ______________________________
Operating income (loss):
  Inventory accounting adjustments        $   5    $ (12)   $  63
  Operational restructuring effects        (144)     (75)     (37)
                                       ______________________________
                                          $(139)   $ (87)   $  26
                                       ==============================
Assets:
 Inventory accounting adjustments         $(248)   $(547)   $(530)
 Construction in progress                   320      155      207
 Internal receivables included in
  the assets of the global
  business units                            (95)    (191)    (215)

                                       ______________________________
                                          $ (23)   $(583)   $(538)
                                       ==============================
Current liabilities:
 Internal liabilities included in
  the current liabilities of
  the global business units               $ (87)   $(185)   $(182)
 Payables to unincorporated
  joint ventures and associated
  companies                                  75       81       97
                                       ______________________________
                                          $ (12)   $(104)   $ (85)
                                       ==============================

Inventory accounting adjustments include elimination of unrealized profits on sales between global business units and LIFO inventory adjustments, including a LIFO inventory liquidation of $30 million in 1996. Construction in progress in 1998 includes $150 million related to the expansion of the joint-venture Worsley Alumina Refinery in Australia.

Research and development expenditures were $31 million in 1998
(1997 -- $41 million, 1996 -- $49 million).

Geographic
                    Domestic  Canada    Other Foreign   Consolidated
=====================================================================
1998
Revenues             $4,653   $  452       $  754          $5,859
Long-lived assets     1,822    1,261        1,086           4,169
=====================================================================
1997
Revenues             $5,306   $  523       $1,071          $6,900
Long-lived assets     2,582    1,321        1,080           4,983
=====================================================================
1996
Revenues             $5,461   $  510       $1,045          $7,016
Long-lived assets     2,810    1,402        1,136           5,348
=====================================================================

The majority of the Other Foreign category is comprised of European operations except that long-lived assets include $673 million in 1998 ($569 million in 1997 and $563 million in 1996) related to the joint-venture Worsley Alumina Refinery located in Australia.

12.  CONTINGENT LIABILITIES AND COMMITMENTS
LEGAL
Various suits, claims and actions are pending against the Company. In the opinion of management, after consultation with legal counsel, disposition of these suits, claims and actions, either individually or in the aggregate, will not have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. No assurance can be given, however, that the disposition of one or more of such suits, claims or actions in a particular reporting period will not be material in relation to the reported results for such period.

UNCONDITIONAL PURCHASE OBLIGATIONS
The Company has committed to pay its proportionate share of annual primary aluminum production charges (including debt service) relating to its interest in an unincorporated joint venture. This arrangement includes a minimum commitment of $37 million in 1999. The present value of this commitment at December 31, 1998 was $36 million, after excluding interest of $1 million. The Company purchased approximately $90 million of primary aluminum in each of the last three years under this arrangement.

LEASES
Certain items of property, plant and equipment are leased under long-term operating leases. Lease expense was $36 million in 1998 ($45 million in 1997 and $50 million in 1996). Lease commitments at December 31, 1998, were $58 million. Leases covering major items contain renewal and/or purchase options that may be exercised.

ENVIRONMENTAL
The Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party (PRP), with others, at various Environmental Protection Agency-designated Superfund sites. The Company has recorded estimated amounts (on an undiscounted basis), which are expected to be sufficient to satisfy anticipated costs of known remediation requirements including such costs relating to sold locations.

An analysis of the accrual for environmental remediation costs follows:

                                 1998     1997     1996
                              _____________________________
     Balance at January 1        $177     $203     $248
        Accruals                    7       --       --
        Payments                  (12)     (26)     (45)
                              _____________________________
     Balance at December 31      $172     $177     $203
                              _____________________________

The balance of the accrual at December 31, 1998 is expected to be spent over the next 15 to 20 years with the majority to be spent by the year 2002.

Estimated environmental remediation costs are developed after considering, among other things, the following:

- currently available technological solutions
- alternative cleanup methods
- risk-based assessments of the contamination
- estimated proportionate share of remediation costs (if applicable)

The Company may also use external consultants and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. Based on information currently available, the Company believes it is unlikely that it will incur substantial additional costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs.

Estimated costs for future environmental compliance and remediation are necessarily imprecise because of factors such as:

- continuing evolution of environmental laws and regulatory requirements
- availability and application of technology
- identification of presently unknown remediation requirements
- cost allocations among PRPs

Furthermore, it is not possible to predict the amount or timing of future costs of environmental remediation that may subsequently be determined. Based on information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position or its ongoing results of operations. However, such costs could be material to results of operations in a future interim or annual reporting period.

13. CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY OF CANADA, LTD.
Financial statements for Canadian Reynolds Metals Company, Ltd. and Reynolds Aluminum Company of Canada, Ltd. have been omitted because certain securities registered under the Securities Act of 1933, of which these entities are obligors (thus subjecting them to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by Reynolds Metals Company. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the notes to the consolidated financial statements of Reynolds Metals Company. Summarized financial information is as follows:

Canadian Reynolds Metals Company, Ltd.
                               Years ended December 31
                            _____________________________
                               1998     1997     1996
                            _____________________________
     Net Sales:
     Customers                 $356     $237     $202
     Parent company             466      680      599
                            _____________________________
                                822      917      801
     Cost of products sold      708      733      677
     Net income                $ 84     $117    $  65


                                       December 31
                                ________________________
                                    1998          1997
                                ________________________
     Current assets               $  155        $  179
     Noncurrent assets             1,206         1,206
     Current liabilities           (100)         (148)
     Noncurrent liabilities        (379)         (415)

Reynolds Aluminum Company of Canada, Ltd.
                               Years ended December 31
                             ____________________________
                               1998     1997     1996
                             ____________________________
     Net Sales:
     Customers                 $447   $  519   $  509
     Parent company             455      648      517
                             ____________________________
                                902    1,167    1,026
     Cost of products sold      784      956      884
     Net income                $ 84   $  117   $   59

                                       December 31
                                 ________________________
                                    1998          1997
                                 ________________________
     Current assets               $  186        $  208
     Noncurrent assets             1,228         1,276
     Current liabilities           (103)         (111)
     Noncurrent liabilities        (389)         (445)

           Quarterly Results of Operations (Unaudited)
              (millions, except per share amounts)

                                          1998
_________________________________________________________________
Quarter                        1st      2nd      3rd      4th
_________________________________________________________________
Revenues                     $1,532   $1,579   $1,368   $1,380
Gross profit<F1>               211      238      202      182
Income (loss) before
 extraordinary loss and
 cumulative effect of
 accounting change               58     (123)     262      (45)
Extraordinary loss               --       (3)     (60)      --
Cumulative effect of
 accounting change              (23)      --       --       --
_________________________________________________________________
Net income (loss)            $   35   $ (126)  $  202   $  (45)
=================================================================
Earnings Per Share
 Basic:
  Average shares outstanding     73       72       69       64
  Income (loss) before
   extraordinary loss and
   cumulative effect of
   accounting change         $ 0.78   $(1.70)  $ 3.80   $(0.71)
   Extraordinary loss            --    (0.04)   (0.88)      --
   Cumulative effect of
    accounting change         (0.32)      --       --       --
_________________________________________________________________
Net income (loss)            $ 0.46   $(1.74)  $ 2.92   $(0.71)
_________________________________________________________________
 Diluted:
  Average shares outstanding     74       72       69       64
  Income (loss) before
   extraordinary loss and
   cumulative effect of
   accounting change         $ 0.78   $(1.70)  $ 3.80   $(0.71)
  Extraordinary loss             --    (0.04)   (0.88)      --
  Cumulative effect of
   accounting change          (0.32)      --       --       --
_________________________________________________________________
Net income (loss)            $ 0.46   $(1.74)  $ 2.92   $(0.71)
=================================================================
Net income (loss) includes
 the effect of the following
 item:
  Operational restructuring
   effects -- net<F2>        $   --   $ (196)  $  201   $  (95)
_________________________________________________________________

                                             1997
_________________________________________________________________
Quarter                        1st      2nd      3rd      4th
_________________________________________________________________

Revenues                     $1,624   $1,786   $1,717   $1,773
Gross profit<F1>                171      231      215      257
Net income (loss)            $   43   $   55   $   55   $  (17)
=================================================================
Earnings Per Share
 Basic:
  Average shares outstanding     73       73       74       74
_________________________________________________________________
Net income (loss)            $ 0.59   $ 0.76   $ 0.74   $(0.23)
_________________________________________________________________
 Diluted:
  Average shares outstanding     73       74       75       74
_________________________________________________________________
Net income (loss)            $ 0.59   $ 0.75   $ 0.73   $(0.23)
=================================================================
Net income (loss) includes
 the effect of the following
 item:
  Operational restructuring
   effects -- net<F2>        $   23   $   (4)  $   --   $  (97)
_________________________________________________________________

<F1>Gross profit equals revenues minus cost of products sold, and depreciation and amortization
<F2>Operational restructuring effects are shown net of gains on sales of assets

       REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholders and Board of Directors
Reynolds Metals Company


We have audited the accompanying consolidated balance sheets of Reynolds Metals Company as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reynolds Metals Company at December 31,
1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended
December 31, 1998, in conformity with generally accepted accounting principles.


As discussed in Note 1 to the consolidated financial statements, in 1998 the Company changed its method of accounting for the costs of start-up activities and, in 1996 changed its method of accounting for the impairment of long-lived assets and long-lived assets to be disposed of.


                                       /s/ Ernst & Young LLP

Richmond, Virginia
February 19, 1999

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                            PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information required by this item, see the information under the captions "Item 1. Election of Directors -- Nominees" and "Certain Relationships" and "Stock Ownership Information -
Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999. That information is incorporated in this report by reference.

Information concerning executive officers of the Registrant is shown in Part I - Item 4A of this report.


Item 11.  EXECUTIVE COMPENSATION

For information required by this item, see the information under the captions "Item 1. Election of Directors - Compensation of Directors" and "Executive Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999. That information (other than that appearing under the captions "Executive Compensation - Report of the Compensation Committee on Executive Compensation" and "Executive Compensation
- Performance Graph") is incorporated in this report by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

For information required by this item, see the information under the caption "Stock Ownership Information - Holders of More Than 5%" and "Director and Executive Officer Stock Ownership" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999. That information is incorporated in this report by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information required by this item, see the information under the captions "Item 1. Election of Directors - Certain Relationships" and "Executive Compensation - Pension Plan Table" and "Change in Control and Termination Arrangements" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999. That information is incorporated in this report by reference.

                             PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a) The consolidated financial statements and exhibits listed below are filed as a part of this report.

     (1)  Consolidated Financial Statements:                 Page
                                                             ----

          Consolidated statement of income -
          Years ended December 31, 1998, 1997 and 1996.       37

          Consolidated balance sheet - December 31, 1998
          and 1997.                                           38

          Consolidated statement of cash flows -
          Years ended December 31, 1998, 1997 and 1996.       39

          Consolidated statement of changes in
          stockholders' equity - Years ended December 31,
          1998, 1997 and 1996.                                40

          Notes to consolidated financial statements.         41

          Report of Ernst & Young LLP, Independent Auditors.  64

     (2)  Financial Statement Schedules

          This report omits all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission because they are not required, are inapplicable or the required information has otherwise been given.

          This report omits individual financial statements of Reynolds Metals Company because the restricted net assets (as defined in Accounting Series Release 302) of all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not exceed 25% of the consolidated net assets shown in the consolidated balance sheet as of December 31, 1998.

          This report omits financial statements of all associated companies (20% to 50% owned) because no associated company is individually significant.

     (3)  Exhibits

    <F1>  EXHIBIT 2     - Asset Purchase Agreement by and among
                          Ball Corporation, Ball Metal Beverage
                          Container Corp. and Reynolds Metals
                          Company dated as of April 22, 1998.  The
                          Registrant agrees to furnish to the
                          Commission upon request a copy of the
                          disclosure schedules supplemental to the
                          Asset Purchase Agreement.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended June 30, 1998, EXHIBIT 2)

          EXHIBIT 3.1   - Restated Certificate of Incorporation,
                          as amended.

          EXHIBIT 3.2   - By-laws, as amended.

          EXHIBIT 4.1   - Restated Certificate of Incorporation.
                          See EXHIBIT 3.1.

          EXHIBIT 4.2   - By-laws.  See EXHIBIT 3.2.
[FN]
_______________________
<F1> Incorporated by reference.

    <F1>  EXHIBIT 4.3   - Indenture dated as of April 1, 1989 (the
                          "Indenture") between Reynolds Metals
                          Company and The Bank of New York, as
                          Trustee, relating to Debt Securities.
                          (File No. 001-01430, Form 10-Q Report
                          for the Quarter Ended March 31, 1989,
                          EXHIBIT 4(c))

    <F1>  EXHIBIT 4.4   - Amendment No. 1 dated as of November 1,
                          1991 to the Indenture.  (File No. 001-
                          01430, 1991 Form 10-K Report, EXHIBIT
                          4.4)

    <F1>  EXHIBIT 4.5   - Rights Agreement dated as of March 8,
                          1999 between Reynolds Metals Company and
                          ChaseMellon Shareholder Services, L.L.C.
                          (File No. 001-01430, Form 8-K Report
                          dated March 8, 1999, pertaining to
                          Preferred Stock Purchase Rights, EXHIBIT
                          4.1)

    <F1>  EXHIBIT 4.6   - Form of 9-3/8% Debenture due June 15, 1999.
                          (File No. 001-01430, Form 8-K Report
                          dated June 6, 1989, EXHIBIT 4)

    <F1>  EXHIBIT 4.7   - Form of Fixed Rate Medium-Term Note.
                          (Registration Statement No. 33-30882 on
                          Form S-3, dated August 31, 1989, EXHIBIT
                          4.3)

    <F1>  EXHIBIT 4.8   - Form of Floating Rate Medium-Term Note.
                          (Registration Statement No. 33-30882 on
                          Form S-3, dated August 31, 1989, EXHIBIT
                          4.4)

    <F1>  EXHIBIT 4.9   - Form of Book-Entry Fixed Rate Medium-Term
                          Note.  (File No. 001-01430, 1991 Form 10-
                          K Report, EXHIBIT 4.15)

    <F1>  EXHIBIT 4.10  - Form of Book-Entry Floating Rate Medium-Term
                          Note.  (File No. 001-01430, 1991 Form 10-
                          K Report, EXHIBIT 4.16)

    <F1>  EXHIBIT 4.11  - Form of 9% Debenture due August 15, 2003.
                          (File No. 001-01430, Form 8-K Report
                          dated August 16, 1991, Exhibit 4(a))

    <F1>  EXHIBIT 4.12  - Articles of Continuance of Societe
                          d'Aluminium Reynolds du Canada,
                          Ltee/Reynolds Aluminum Company of
                          Canada, Ltd. (formerly known as Canadian
                          Reynolds Metals Company, Limited --
                          Societe Canadienne de Metaux Reynolds,
                          Limitee) ("RACC"), as amended.  (File
                          No. 001-01430, 1995 Form 10-K Report,
                          EXHIBIT 4.13)

    <F1>  EXHIBIT 4.13  - By-Laws of RACC, as amended.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended March 31, 1997, EXHIBIT 4.14)

    <F1>  EXHIBIT 4.14  - Articles of Incorporation of Societe
                          Canadienne de Metaux Reynolds,
                          Ltee/Canadian Reynolds Metals Company,
                          Ltd. ("CRM"), as amended.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended September 30, 1997, EXHIBIT 4.15)

    <F1>  EXHIBIT 4.15  - By-Laws of CRM, as amended.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended September 30, 1997, EXHIBIT 4.16)

    <F1>  EXHIBIT 4.16  - Indenture dated as of April 1, 1993
                          among RACC, Reynolds Metals Company and
                          The Bank of New York, as Trustee.  (File
                          No. 001-01430, Form 8-K Report dated
                          July 14, 1993, EXHIBIT 4(a))

    <F1>  EXHIBIT 4.17  - First Supplemental Indenture, dated as of
                          December 18, 1995 among RACC, Reynolds
                          Metals Company, CRM and The Bank of New
                          York, as Trustee.  (File No. 001-01430,
                          1995 Form 10-K Report, EXHIBIT 4.18)
[FN]
_______________________
<F1> Incorporated by reference.

    <F1>  EXHIBIT 4.18  - Form of 6-5/8% Guaranteed Amortizing Note
                          due July 15, 2002.  (File No. 001-01430,
                          Form 8-K Report dated July 14, 1993,
                          EXHIBIT 4(d))

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

<F1><F2>  EXHIBIT 10.3  - Reynolds Metals Company Performance
                          Incentive Plan, as amended and restated
                          effective January 1, 1996.  (File No.
                          001-01430, Form 10-Q Report for the
                          Quarter Ended March 31, 1995, EXHIBIT
                          10.4)

<F1><F2>  EXHIBIT 10.4  - Agreement dated December 9, 1987 between
                          Reynolds Metals Company and Jeremiah J.
                          Sheehan.  (File No. 001-01430, 1987 Form
                          10-K Report, EXHIBIT 10.9)

<F1><F2>  EXHIBIT 10.5  - Supplemental Death Benefit Plan for
                          Officers.  (File No. 001-01430, 1986
                          Form 10-K Report, EXHIBIT 10.8)

<F1><F2>  EXHIBIT 10.6  - Financial Counseling Assistance Plan for
                          Officers.  (File No. 001-01430, 1987
                          Form 10-K Report, EXHIBIT 10.11)

<F1><F2>  EXHIBIT 10.7  - Management Incentive Deferral Plan.
                          (File No. 001-01430, 1987 Form 10-K
                          Report, EXHIBIT 10.12)

<F1><F2>  EXHIBIT 10.8  - Deferred Compensation Plan for Outside
                          Directors as Amended and Restated
                          Effective December 1, 1993.  (File No.
                          001-01430, 1993 Form 10-K Report,
                          EXHIBIT 10.12)

    <F2>  EXHIBIT 10.9  - Form of Indemnification Agreement for
                          Directors and Officers.

<F1><F2>  EXHIBIT 10.10 - Form of Executive Severance Agreement as
                          amended between Reynolds Metals Company
                          and key executive personnel, including
                          each of the individuals listed in Item
                          4A of this report.  (File No. 001-01430,
                          1997 Form 10-K Report, EXHIBIT 10.10)

<F1><F2>  EXHIBIT 10.11 - Amendment to Reynolds Metals Company
                          1987 Nonqualified Stock Option Plan
                          effective May 20, 1988.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended June 30, 1988, EXHIBIT 19(a))

<F1><F2>  EXHIBIT 10.12 - Amendment to Reynolds Metals Company
                          1987 Nonqualified Stock Option Plan
                          effective October 21, 1988.  (File No.
                          001-01430, Form 10-Q Report for the
                          Quarter Ended September 30, 1988,
                          EXHIBIT 19(a))

<F1><F2>  EXHIBIT 10.13 - Amendment to Reynolds Metals Company
                          1987 Nonqualified Stock Option Plan
                          effective January 1, 1987.  (File No.
                          001-01430, 1988 Form 10-K Report,
                          EXHIBIT 10.22)
[FN]
____________________________
<F1> Incorporated by reference.
<F2> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

<F1><F2>  EXHIBIT 10.14 - Form of Stock Option and Stock Appreciation
                          Right Agreement, as approved February
                          16, 1990 by the Compensation Committee
                          of the Company's Board of Directors.
                          (File No. 001-01430, 1989 Form 10-K
                          Report, EXHIBIT 10.24)

<F1><F2>  EXHIBIT 10.15 - Amendment to Reynolds Metals Company
                          1987 Nonqualified Stock Option Plan
                          effective January 18, 1991.  (File No.
                          001-01430, 1990 Form 10-K Report,
                          EXHIBIT 10.26)

<F1><F2>  EXHIBIT 10.16 - Form of Stock Option Agreement, as approved
                          April 22, 1992 by the Compensation
                          Committee of the Company's Board of
                          Directors.  (File No. 001-01430, Form 10-
                          Q Report for the Quarter Ended March 31,
                          1992, EXHIBIT 28(a))

<F1><F2>  EXHIBIT 10.17 - Reynolds Metals Company Restricted Stock
                          Plan for Outside Directors.
                          (Registration Statement No. 33-53851 on
                          Form S-8, dated May 27, 1994, EXHIBIT
                          4.6)

<F1><F2>  EXHIBIT 10.18 - Reynolds Metals Company New Management
                          Incentive Deferral Plan.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended June 30, 1994, EXHIBIT 10.30)

<F1><F2>  EXHIBIT 10.19 - Reynolds Metals Company Salary Deferral
                          Plan for Executives.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended June 30, 1994, EXHIBIT 10.31)

<F1><F2>  EXHIBIT 10.20 - Reynolds Metals Company Supplemental
                          Long Term Disability Plan for
                          Executives.  (File No. 001-01430, Form
                          10-Q Report for the Quarter Ended June
                          30, 1994, EXHIBIT 10.32)

<F1><F2>  EXHIBIT 10.21 - Amendment to Reynolds Metals Company
                          1987 Nonqualified Stock Option Plan
                          effective August 19, 1994.  (File No.
                          001-01430, Form 10-Q Report for the
                          Quarter Ended September 30, 1994,
                          EXHIBIT 10.34)

<F1><F2>  EXHIBIT 10.22 - Amendment to Reynolds Metals Company
                          1992 Nonqualified Stock Option Plan
                          effective August 19, 1994.  (File No.
                          001-01430, Form 10-Q Report for the
                          Quarter Ended September 30, 1994,
                          EXHIBIT 10.35)

<F1><F2>  EXHIBIT 10.23 - Amendment to Reynolds Metals Company New
                          Management Incentive Deferral Plan
                          effective January 1, 1995.  (File No.
                          001-01430, 1994 Form 10-K Report,
                          EXHIBIT 10.36)

<F1><F2>  EXHIBIT 10.24 - Form of Split Dollar Life Insurance Agreement
                          (Trustee Owner, Trustee Pays Premiums).
                          (File No. 001-01430, Form 10-Q Report
                          for the Quarter Ended June 30, 1995,
                          EXHIBIT 10.34)

<F1><F2>  EXHIBIT 10.25 - Form of Split Dollar Life Insurance Agreement
                          (Trustee Owner, Employee Pays Premium).
                          (File No. 001-01430, Form 10-Q Report
                          for the Quarter Ended June 30, 1995,
                          EXHIBIT 10.35)

[FN]
____________________________
<F1> Incorporated by reference.
<F2> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

<F1><F2>  EXHIBIT 10.26 - Form of Split Dollar Life Insurance Agreement
                          (Employee Owner, Employee Pays Premium).
                          (File No. 001-01430, Form 10-Q Report
                          for the Quarter Ended June 30, 1995,
                          EXHIBIT 10.36)

<F1><F2>  EXHIBIT 10.27 - Form of Split Dollar Life Insurance Agreement
                          (Third Party Owner, Third Party Pays
                          Premiums).  (File No. 001-01430, Form 10-
                          Q Report for the Quarter Ended June 30,
                          1995, EXHIBIT 10.37)

<F1><F2>  EXHIBIT 10.28 - Form of Split Dollar Life Insurance Agreement
                          (Third Party Owner, Employee Pays
                          Premiums).  (File No. 001-01430, Form 10-
                          Q Report for the Quarter Ended June 30,
                          1995, EXHIBIT 10.38)

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

<F1><F2>  EXHIBIT 10.31 - Form of Stock Option Agreement, as approved
                          May 17, 1996 by the Compensation
                          Committee of the Company's Board of
                          Directors.  (File No. 001-01430, Form 10-
                          Q Report for the Quarter Ended June 30,
                          1996, EXHIBIT 10.41)

<F1><F2>  EXHIBIT 10.32 - Form of Three Party Stock Option Agreement,
                          as approved May 17, 1996 by the
                          Compensation Committee of the Company's
                          Board of Directors.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended June 30, 1996, EXHIBIT 10.42)

<F1><F2>  EXHIBIT 10.33 - Stock Option Agreement dated August 30, 1996 between Reynolds Metals Company and
                          Jeremiah J. Sheehan.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended September 30, 1996, EXHIBIT 10.43)

<F1><F2>  EXHIBIT 10.34 - Amendment to Deferred Compensation Plan
                          for Outside Directors effective August
                          15, 1996.  (File No. 001-01430, Form 10-
                          Q Report for the Quarter Ended September
                          30, 1996, EXHIBIT 10.44)

<F1><F2>  EXHIBIT 10.35 - Amendment to Reynolds Metals Company New
                          Management Incentive Deferral Plan
                          effective January 1, 1996.  (File No.
                          001-01430, 1996 Form 10-K Report,
                          EXHIBIT 10.38)

<F1><F2>  EXHIBIT 10.36 - Amendment to Reynolds Metals Company
                          Performance Incentive Plan effective
                          January 1, 1996.  (File No. 001-01430,
                          1996 Form 10-K Report, EXHIBIT 10.39)

<F1><F2>  EXHIBIT 10.37 - Reynolds Metals Company Supplemental
                          Incentive Plan.  (File No. 001-01430,
                          1996 Form 10-K Report, EXHIBIT 10.40)

[FN]
____________________________
<F1> Incorporated by reference.
<F2> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.


<F1><F2>  EXHIBIT 10.38 - Reynolds Metals Company Stock Plan for
                          Outside Directors.  (File No. 001-01430,
                          1996 Form 10-K Report, EXHIBIT 10.41)

<F1><F2>  EXHIBIT 10.39 - Special Executive Severance Package for
                          Certain Employees who Terminate
                          Employment between January 1, 1997 and
                          June 30, 1999 (or, if earlier, the date
                          of completion of employment related
                          actions related to the Company's
                          portfolio review process, as designated
                          by the Company's Chief Executive
                          Officer), approved by the Compensation
                          Committee of the Company's Board of
                          Directors on January 17, 1997 and
                          extended on May 15, 1998. (File No. 001-
                          01430, 1996 Form 10-K Report, EXHIBIT
                          10.42)

<F1><F2>  EXHIBIT 10.40 - Special Award Program for Certain
                          Executives or Key Employees, as approved by the Compensation Committee of the Company's Board of Directors on January 17, 1997. (File No. 001-01430, 1996
                          Form 10-K Report, EXHIBIT 10.43)

<F1><F2>  EXHIBIT 10.41 - Amendment to Reynolds Metals Company
                          1996 Nonqualified Stock Option Plan
                          effective December 1, 1997.  (File No.
                          001-01430, 1997 Form 10-K Report,
                          EXHIBIT 10.41)

<F1><F2>  EXHIBIT 10.42 - Amendment to Reynolds Metals Company
                          Restricted Stock Plan for Outside
                          Directors effective December 1, 1997.
                          (File No. 001-01430, 1997 Form 10-K
                          Report, EXHIBIT 10.42)

<F1><F2>  EXHIBIT 10.43 - Reynolds Metals Company Long-Term
                          Performance Share Plan. (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended June 30, 1998, EXHIBIT 10.43)

    <F1>  EXHIBIT 10.44 - Asset Purchase Agreement by and among Ball
                          Corporation, Ball Metal Beverage
                          Container Corp. and Reynolds Metals
                          Company dated as of April 22, 1998.  See
                          EXHIBIT 2.

    <F2>  EXHIBIT 10.45 - Amendment to Reynolds Metals Company
                          Restricted Stock Plan for Outside
                          Directors effective January 1, 1999

    <F2>  EXHIBIT 10.46 - Amendment to Reynolds Metals Company
                          Stock Plan for Outside Directors
                          effective January 1, 1999

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

(b)  Reports on Form 8-K

     During the fourth quarter of 1998, the Registrant filed three Current Reports on Form 8-K with the Commission, all of which reported matters under Item 5.

     The Registrant reported on the Form 8-K dated
     October 16, 1998 that it had advised local union officials at its Alloys can stock complex in Alabama that the proposed purchaser of the facility had informed the Registrant that it is critical that the purchaser and labor unions representing employees at the complex negotiate new labor agreements with respect to those employees. The report stated additionally that the Registrant had advised the labor leaders at the complex that if (1) the proposed purchaser and the unions are able to agree on new labor contracts and (2) the Registrant and the proposed purchaser are able to successfully conclude negotiations and complete the sale, the Registrant would treat the transaction as a "plant closing" for purposes of benefit payments under its existing labor contracts.

     The Registrant reported on the Form 8-K dated November 18, 1998 that the Registrant and the other principal shareholders of Latas de Aluminio S. A. - LATASA had finalized a review of strategic alternatives for the South American beverage can manufacturing company. The Registrant announced that it was not considering a disposition of its shares at that time.

     The Registrant reported on the Form 8-K dated
     December 30, 1998 that it had signed a definitive agreement to sell its Alloys can stock complex in Alabama to Wise
     Alloys LLC, an affiliate of Wise Metals Co., Inc.

     The Registrant has filed two Current Reports on Form 8-K with the Commission during the first quarter of 1999, both of which reported matters under Item 5.

     The Registrant filed a Form 8-K dated March 3, 1999 concerning its expected earnings for the first quarter of 1999.

     The Registrant reported on a Form 8-K dated
     March 8, 1999 that its Board of Directors had approved amendments to the Registrant's shareholder rights plan.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REYNOLDS METALS COMPANY


                              By /s/ Jeremiah J. Sheehan
                                 _______________________________
                                     Jeremiah J. Sheehan,
                                     Chairman of the Board and
                                     Chief Executive Officer


                              Date  March 26, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By /s/ William E. Leahey, Jr.     By /s/ Jeremiah J. Sheehan
   ----------------------------      ----------------------------
   William E. Leahey, Jr.            Jeremiah J. Sheehan, Director
   Executive Vice President and      Chairman of the Board and
   Chief Financial Officer           Chief Executive Officer
   (Principal Financial Officer)     (Principal Executive Officer)

Date  March 26, 1999              Date  March 26, 1999
     --------------------------        --------------------------


By <F1> Patricia C. Barron        By <F1> John R. Hall
   ----------------------------      ----------------------------
   Patricia C. Barron, Director      John R. Hall, Director

Date  March 26, 1999              Date  March 26, 1999
     --------------------------        --------------------------



By <F1> Robert L. Hintz           By <F1> William H. Joyce
   ----------------------------      ----------------------------
   Robert L. Hintz, Director         William H. Joyce, Director

Date  March 26, 1999              Date  March 26, 1999
     --------------------------        --------------------------



By <F1> Mylle Bell Mangum         By <F1> D. Larry Moore
   ----------------------------      ----------------------------
   Mylle Bell Mangum, Director       D. Larry Moore, Director

Date  March 26, 1999              Date  March 26, 1999
     --------------------------        --------------------------

By /s/ Randolph N. Reynolds       By <F1> James M. Ringler
   ----------------------------      ----------------------------
   Randolph N. Reynolds, Director    James M. Ringler, Director

Date  March 26, 1999              Date  March 26, 1999
     --------------------------        --------------------------



By <F1> Samuel C. Scott, III      By <F1> Joe B. Wyatt
   ----------------------------      ----------------------------
   Samuel C. Scott, III, Director    Joe B. Wyatt, Director

Date  March 26, 1999              Date  March 26, 1999
     --------------------------        --------------------------



By /s/ Allen M. Earehart
   ----------------------------
   Allen M. Earehart,
   Senior Vice President and Controller
   (Principal Accounting Officer)

Date  March 26, 1999
     --------------------------


[FN]
<F1> By /s/ D. Michael Jones
     ----------------------------------
     D. Michael Jones, Attorney-in-Fact

Date  March 26, 1999
     ________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            EXHIBITS

                               TO

                            FORM 10-K

           For the fiscal year ended December 31, 1998

                  Commission File No. 001-01430

                     REYNOLDS METALS COMPANY

                      Attached herewith are
    Exhibits 3.1, 3.2, 10.9, 10.45, 10.46, 21, 23, 24 and 27

                              INDEX


    <F1>  EXHIBIT 2     - Asset Purchase Agreement by and among Ball
                          Corporation, Ball Metal Beverage
                          Container Corp. and Reynolds Metals
                          Company dated as of April 22, 1998.  The
                          Registrant agrees to furnish to the
                          Commission upon request a copy of the
                          disclosure schedules supplemental to the
                          Asset Purchase Agreement.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended June 30, 1998, EXHIBIT 2)

          EXHIBIT 3.1   - Restated Certificate of Incorporation,
                          as amended.

          EXHIBIT 3.2   - By-laws, as amended.

          EXHIBIT 4.1   - Restated Certificate of Incorporation.
                          See EXHIBIT 3.1.

          EXHIBIT 4.2   - By-laws.  See EXHIBIT 3.2.

    <F1>  EXHIBIT 4.3   - Indenture dated as of April 1, 1989 (the
                          "Indenture") between Reynolds Metals
                          Company and The Bank of New York, as
                          Trustee, relating to Debt Securities.
                          (File No. 001-01430, Form 10-Q Report
                          for the Quarter Ended March 31, 1989,
                          EXHIBIT 4(c))

    <F1>  EXHIBIT 4.4   - Amendment No. 1 dated as of November 1,
                          1991 to the Indenture.  (File No. 001-
                          01430, 1991 Form 10-K Report, EXHIBIT
                          4.4)

    <F1>  EXHIBIT 4.5   - Amended and Restated Rights Agreement
                          dated as of March 8, 1999 between
                          Reynolds Metals Company and ChaseMellon
                          Shareholder Services, L.L.C.  (File No.
                          001-01430, Form 8-K Report dated March
                          8, 1999, pertaining to Preferred Stock
                          Purchase Rights, EXHIBIT 4.1)

    <F1>  EXHIBIT 4.6   - Form of 9-3/8% Debenture due June 15, 1999.
                          (File No. 001-01430, Form 8-K Report
                          dated June 6, 1989, EXHIBIT 4)

    <F1>  EXHIBIT 4.7   - Form of Fixed Rate Medium-Term Note.
                          (Registration Statement No. 33-30882 on
                          Form S-3, dated August 31, 1989, EXHIBIT
                          4.3)

    <F1>  EXHIBIT 4.8   - Form of Floating Rate Medium-Term Note.
                          (Registration Statement No. 33-30882 on
                          Form S-3, dated August 31, 1989, EXHIBIT
                          4.4)

[FN]
_______________________
<F1> Incorporated by reference.


    <F1>  EXHIBIT 4.9   - Form of Book-Entry Fixed Rate Medium-Term
                          Note.  (File No. 001-01430, 1991 Form 10-
                          K Report, EXHIBIT 4.15)

    <F1>  EXHIBIT 4.10  - Form of Book-Entry Floating Rate Medium-Term
                          Note.  (File No. 001-01430, 1991 Form 10-
                          K Report, EXHIBIT 4.16)

    <F1>  EXHIBIT 4.11  - Form of 9% Debenture due August 15, 2003.
                          (File No. 001-01430, Form 8-K Report
                          dated August 16, 1991, Exhibit 4(a))

    <F1>  EXHIBIT 4.12  - Articles of Continuance of Societe
                          d'Aluminium Reynolds du Canada,
                          Ltee/Reynolds Aluminum Company of
                          Canada, Ltd. (formerly known as Canadian
                          Reynolds Metals Company, Limited --
                          Societe Canadienne de Metaux Reynolds,
                          Limitee) ("RACC"), as amended.  (File
                          No. 001-01430, 1995 Form 10-K Report,
                          EXHIBIT 4.13)

    <F1>  EXHIBIT 4.13  - By-Laws of RACC, as amended.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended March 31, 1997, EXHIBIT 4.14)

    <F1>  EXHIBIT 4.14  - Articles of Incorporation of Societe
                          Canadienne de Metaux Reynolds,
                          Ltee/Canadian Reynolds Metals Company,
                          Ltd. ("CRM"), as amended.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended September 30, 1997, EXHIBIT 4.15)

    <F1>  EXHIBIT 4.15  - By-Laws of CRM, as amended.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended September 30, 1997, EXHIBIT 4.16)

    <F1>  EXHIBIT 4.16  - Indenture dated as of April 1, 1993
                          among RACC, Reynolds Metals Company and
                          The Bank of New York, as Trustee.  (File
                          No. 001-01430, Form 8-K Report dated
                          July 14, 1993, EXHIBIT 4(a))

    <F1>  EXHIBIT 4.17  - First Supplemental Indenture, dated as of
                          December 18, 1995 among RACC, Reynolds
                          Metals Company, CRM and The Bank of New
                          York, as Trustee.  (File No. 001-01430,
                          1995 Form 10-K Report, EXHIBIT 4.18)

    <F1>  EXHIBIT 4.18  - Form of 6-5/8% Guaranteed Amortizing Note due
                          July 15, 2002.  (File No. 001-01430,
                          Form 8-K Report dated July 14, 1993,
                          EXHIBIT 4(d))

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

<F1><F2>  EXHIBIT 10.3  - Reynolds Metals Company Performance
                          Incentive Plan, as amended and restated
                          effective January 1, 1996.  (File No.
                          001-01430, Form 10-Q Report for the
                          Quarter Ended March 31, 1995, EXHIBIT
                          10.4)

<F1><F2>  EXHIBIT 10.4  - Agreement dated December 9, 1987 between
                          Reynolds Metals Company and Jeremiah J.
                          Sheehan.  (File No. 001-01430, 1987 Form
                          10-K Report, EXHIBIT 10.9)

[FN]
_______________________
<F1> Incorporated by reference.
<F2> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

<F1><F2>  EXHIBIT 10.5  - Supplemental Death Benefit Plan for
                          Officers.  (File No. 001-01430, 1986
                          Form 10-K Report, EXHIBIT 10.8)

<F1><F2>  EXHIBIT 10.6  - Financial Counseling Assistance Plan for
                          Officers.  (File No. 001-01430, 1987
                          Form 10-K Report, EXHIBIT 10.11)

<F1><F2>  EXHIBIT 10.7  - Management Incentive Deferral Plan.
                          (File No. 001-01430, 1987 Form 10-K
                          Report, EXHIBIT 10.12)

<F1><F2>  EXHIBIT 10.8  - Deferred Compensation Plan for Outside
                          Directors as Amended and Restated
                          Effective December 1, 1993.  (File No.
                          001-01430, 1993 Form 10-K Report,
                          EXHIBIT 10.12)

    <F2>  EXHIBIT 10.9  - Form of Indemnification Agreement for
                          Directors and Officers.

<F1><F2>  EXHIBIT 10.10 - Form of Executive Severance Agreement as
                          amended between Reynolds Metals Company
                          and key executive personnel, including
                          each of the individuals listed in Item
                          4A of this report.  (File No. 001-01430,
                          1997 Form 10-K Report, EXHIBIT 10.10)

<F1><F2>  EXHIBIT 10.11 - Amendment to Reynolds Metals Company
                          1987 Nonqualified Stock Option Plan
                          effective May 20, 1988.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended June 30, 1988, EXHIBIT 19(a))

<F1><F2>  EXHIBIT 10.12 - Amendment to Reynolds Metals Company
                          1987 Nonqualified Stock Option Plan
                          effective October 21, 1988.  (File No.
                          001-01430, Form 10-Q Report for the
                          Quarter Ended September 30, 1988,
                          EXHIBIT 19(a))

<F1><F2>  EXHIBIT 10.13 - Amendment to Reynolds Metals Company
                          1987 Nonqualified Stock Option Plan
                          effective January 1, 1987.  (File No.
                          001-01430, 1988 Form 10-K Report,
                          EXHIBIT 10.22)

<F1><F2>  EXHIBIT 10.14 - Form of Stock Option and Stock Appreciation
                          Right Agreement, as approved February
                          16, 1990 by the Compensation Committee
                          of the Company's Board of Directors.
                          (File No. 001-01430, 1989 Form 10-K
                          Report, EXHIBIT 10.24)

<F1><F2>  EXHIBIT 10.15 - Amendment to Reynolds Metals Company
                          1987 Nonqualified Stock Option Plan
                          effective January 18, 1991.  (File No.
                          001-01430, 1990 Form 10-K Report,
                          EXHIBIT 10.26)

<F1><F2>  EXHIBIT 10.16 - Form of Stock Option Agreement, as approved
                          April 22, 1992 by the Compensation
                          Committee of the Company's Board of
                          Directors.  (File No. 001-01430, Form 10-
                          Q Report for the Quarter Ended March 31,
                          1992, EXHIBIT 28(a))

<F1><F2>  EXHIBIT 10.17 - Reynolds Metals Company Restricted Stock
                          Plan for Outside Directors.
                          (Registration Statement No. 33-53851 on
                          Form S-8, dated May 27, 1994, EXHIBIT
                          4.6)

<F1><F2>  EXHIBIT 10.18 - Reynolds Metals Company New Management
                          Incentive Deferral Plan.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended June 30, 1994, EXHIBIT 10.30)

[FN]
____________________________
<F1> Incorporated by reference.
<F2> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

<F1><F2>  EXHIBIT 10.19 - Reynolds Metals Company Salary Deferral
                          Plan for Executives.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended June 30, 1994, EXHIBIT 10.31)

<F1><F2>  EXHIBIT 10.20 - Reynolds Metals Company Supplemental
                          Long Term Disability Plan for
                          Executives.  (File No. 001-01430, Form
                          10-Q Report for the Quarter Ended June
                          30, 1994, EXHIBIT 10.32)

<F1><F2>  EXHIBIT 10.21 - Amendment to Reynolds Metals Company
                          1987 Nonqualified Stock Option Plan
                          effective August 19, 1994.  (File No.
                          001-01430, Form 10-Q Report for the
                          Quarter Ended September 30, 1994,
                          EXHIBIT 10.34)

<F1><F2>  EXHIBIT 10.22 - Amendment to Reynolds Metals Company
                          1992 Nonqualified Stock Option Plan
                          effective August 19, 1994.  (File No.
                          001-01430, Form 10-Q Report for the
                          Quarter Ended September 30, 1994,
                          EXHIBIT 10.35)

<F1><F2>  EXHIBIT 10.23 - Amendment to Reynolds Metals Company New
                          Management Incentive Deferral Plan
                          effective January 1, 1995.  (File No.
                          001-01430, 1994 Form 10-K Report,
                          EXHIBIT 10.36)

<F1><F2>  EXHIBIT 10.24 - Form of Split Dollar Life Insurance Agreement
                          (Trustee Owner, Trustee Pays Premiums).
                          (File No. 001-01430, Form 10-Q Report
                          for the Quarter Ended June 30, 1995,
                          EXHIBIT 10.34)

<F1><F2>  EXHIBIT 10.25 - Form of Split Dollar Life Insurance Agreement
                          (Trustee Owner, Employee Pays Premium).
                          (File No. 001-01430, Form 10-Q Report
                          for the Quarter Ended June 30, 1995,
                          EXHIBIT 10.35)

<F1><F2>  EXHIBIT 10.26 - Form of Split Dollar Life Insurance Agreement
                          (Employee Owner, Employee Pays Premium).
                          (File No. 001-01430, Form 10-Q Report
                          for the Quarter Ended June 30, 1995,
                          EXHIBIT 10.36)

<F1><F2>  EXHIBIT 10.27 - Form of Split Dollar Life Insurance Agreement
                          (Third Party Owner, Third Party Pays
                          Premiums).  (File No. 001-01430, Form 10-
                          Q Report for the Quarter Ended June 30,
                          1995, EXHIBIT 10.37)

<F1><F2>  EXHIBIT 10.28 - Form of Split Dollar Life Insurance Agreement
                          (Third Party Owner, Employee Pays
                          Premiums).  (File No. 001-01430, Form 10-
                          Q Report for the Quarter Ended June 30,
                          1995, EXHIBIT 10.38)

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

<F1><F2>  EXHIBIT 10.31 - Form of Stock Option Agreement, as approved
                          May 17, 1996 by the Compensation
                          Committee of the Company's Board of
                          Directors.  (File No. 001-01430, Form 10-
                          Q Report for the Quarter Ended June 30,
                          1996, EXHIBIT 10.41)

[FN]
____________________________
<F1> Incorporated by reference.
<F2> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

<F1><F2>  EXHIBIT 10.32 - Form of Three Party Stock Option Agreement,
                          as approved May 17, 1996 by the
                          Compensation Committee of the Company's
                          Board of Directors.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended June 30, 1996, EXHIBIT 10.42)

<F1><F2>  EXHIBIT 10.33 - Stock Option Agreement dated August 30, 1996 between Reynolds Metals Company and
                          Jeremiah J. Sheehan.  (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended September 30, 1996, EXHIBIT 10.43)

<F1><F2>  EXHIBIT 10.34 - Amendment to Deferred Compensation Plan
                          for Outside Directors effective August
                          15, 1996.  (File No. 001-01430, Form 10-
                          Q Report for the Quarter Ended September
                          30, 1996, EXHIBIT 10.44)

<F1><F2>  EXHIBIT 10.35 - Amendment to Reynolds Metals Company New
                          Management Incentive Deferral Plan
                          effective January 1, 1996.  (File No.
                          001-01430, 1996 Form 10-K Report,
                          EXHIBIT 10.38)

<F1><F2>  EXHIBIT 10.36 - Amendment to Reynolds Metals Company
                          Performance Incentive Plan effective
                          January 1, 1996. (File No. 001-01430,
                          1996 Form 10-K Report, EXHIBIT 10.39)

<F1><F2>  EXHIBIT 10.37 - Reynolds Metals Company Supplemental
                          Incentive Plan. (File No. 001-01430,
                          1996 Form 10-K Report, EXHIBIT 10.40)

<F1><F2>  EXHIBIT 10.38 - Reynolds Metals Company Stock Plan for
                          Outside Directors. (File No. 001-01430,
                          1996 Form 10-K Report, EXHIBIT 10.41)

<F1><F2>  EXHIBIT 10.39 - Special Executive Severance Package for
                          Certain Employees who Terminate
                          Employment between January 1, 1997 and
                          June 30, 1999 (or, if earlier, the date
                          of completion of employment related
                          actions related to the Company's
                          portfolio review process, as designated
                          by the Company's Chief Executive
                          Officer), approved by the Compensation
                          Committee of the Company's Board of
                          Directors on January 17, 1997 and
                          extended on May 15, 1998. (File No. 001-
                          01430, 1996 Form 10-K Report, EXHIBIT
                          10.42)

<F1><F2>  EXHIBIT 10.40 - Special Award Program for Certain
                          Executives or Key Employees, as approved by the Compensation Committee of the Company's Board of Directors on January 17, 1997. (File No. 001-01430, 1996
                          Form 10-K Report, EXHIBIT 10.43)

<F1><F2>  EXHIBIT 10.41 - Amendment to Reynolds Metals Company
                          1996 Nonqualified Stock Option Plan
                          effective December 1, 1997.  (File No.
                          001-01430, 1997 Form 10-K Report,
                          EXHIBIT 10.41)

<F1><F2>  EXHIBIT 10.42 - Amendment to Reynolds Metals Company
                          Restricted Stock Plan for Outside
                          Directors effective December 1, 1997.
                          (File No. 001-01430, 1997 Form 10-K
                          Report, EXHIBIT 10.42)

<F1><F2>  EXHIBIT 10.43 - Reynolds Metals Company Long-Term
                          Performance Share Plan. (File No. 001-
                          01430, Form 10-Q Report for the Quarter
                          Ended June 30, 1998, EXHIBIT 10.43)

[FN]
____________________________
<F1> Incorporated by reference.
<F2> Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

    <F1>  EXHIBIT 10.44 - Asset Purchase Agreement by and among Ball
                          Corporation, Ball Metal Beverage
                          Container Corp. and Reynolds Metals
                          Company dated as of April 22, 1998.  See
                          EXHIBIT 2.

    <F2>  EXHIBIT 10.45 - Amendment to Reynolds Metals Company
                          Restricted Stock Plan for Outside
                          Directors effective January 1, 1999

    <F2>  EXHIBIT 10.46 - Amendment to Reynolds Metals Company
                          Stock Plan for Outside Directors
                          effective January 1, 1999

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