Form 10-Q
period 1999-03-31
REYNOLDS METALS CO
filed 1999-05-12
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 001-01430


                    REYNOLDS METALS COMPANY
                     A Delaware Corporation

        (I.R.S. Employer Identification No. 54-0355135)


6601 West Broad Street, P. O. Box 27003, Richmond, Virginia 23261-7003
                Telephone Number (804) 281-2000





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of April 30, 1999, the Registrant had 64,507,259 shares of Common Stock, no par value, outstanding and entitled to vote.

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(millions, except per share amounts)
=======================================================================
-----------------------------------------------------------------------
Quarters ended March 31                            1999      1998
-----------------------------------------------------------------------
REVENUES                                          $1,068    $1,532

COSTS AND EXPENSES
   Cost of products sold                             925     1,251
   Selling, general and administrative expenses       82        93
   Depreciation and amortization                      57        70
   Interest                                           20        34
-----------------------------------------------------------------------
                                                   1,084     1,448
-----------------------------------------------------------------------

EARNINGS
   Income (loss) before income taxes and
     cumulative effect of accounting change          (16)       84
   Taxes on income (credit)                           (6)       26
-----------------------------------------------------------------------
   Income (loss) before cumulative effect of
     accounting change                               (10)       58
   Cumulative effect of accounting change              -       (23)
-----------------------------------------------------------------------
NET INCOME (LOSS)                                   $(10)      $35
=======================================================================

EARNINGS PER SHARE
   Basic:
      Average shares outstanding                      64        73
      Income (loss) before cumulative effect
        of accounting change                      $(0.15)    $0.78
      Cumulative effect of accounting change           -     (0.32)
----------------------------------------------------------------------
   Net income (loss)                              $(0.15)    $0.46
======================================================================
   Diluted:
      Average shares outstanding                      64        74
      Income (loss) before cumulative effect
        of accounting change                      $(0.15)    $0.78
      Cumulative effect of accounting change           -     (0.32)
---------------------------------------------------------------------
      Net income (loss)                           $(0.15)    $0.46
=====================================================================

CASH DIVIDENDS PER COMMON SHARE                    $0.35     $0.35
=====================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     2

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
=====================================================================
(millions)                                   March 31   December 31
---------------------------------------------------------------------
                                               1999        1998
---------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                 $  191      $   94
   Receivables, less allowances of $10
     (1998 - $14)                               846         894
   Inventories                                  545         500
   Prepaid expenses and other                   118         114
---------------------------------------------------------------------
      Total current assets                    1,700       1,602
Unincorporated joint ventures and
  associated companies                        1,510       1,478
Property, plant and equipment                 4,271       4,282
Less allowances for depreciation
  and amortization                            2,271       2,258
---------------------------------------------------------------------
                                              2,000       2,024
Deferred taxes and other assets                 897       1,030
---------------------------------------------------------------------
Total assets                                 $6,107      $6,134
=====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued and other
     liabilities                             $  844      $  929
   Short-term borrowings                        155         116
   Long-term debt                               212         196
--------------------------------------------------------------------
      Total current liabilities               1,211       1,241
Long-term debt                                1,123       1,035
Postretirement benefits                       1,031       1,029
Environmental, deferred taxes and
  other liabilities                             600         635
Stockholders' equity:
   Common stock                               1,533       1,533
   Retained earnings                          1,189       1,222
   Treasury stock, at cost                     (526)       (526)
   Accumulated other comprehensive income       (54)        (35)
---------------------------------------------------------------------
      Total stockholders' equity              2,142       2,194
---------------------------------------------------------------------
Contingent liabilities (Note 7)
Total liabilities and stockholders' equity   $6,107      $6,134
=====================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     3

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
=====================================================================
---------------------------------------------------------------------
Quarters ended March 31 (millions)                1999      1998
---------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)                              $(10)     $ 35
   Adjustments to reconcile to net cash
     used in operating activities:
      Depreciation and amortization                 57        70
      Cumulative effect of accounting change         -        23
      Changes in operating assets and liabilities
       net of effects of dispositions:
         Accounts payable, accrued and other
          liabilities                              (18)     (104)
         Receivables                               (21)      (17)
         Inventories                               (56)        -
         Environmental and restructuring
          liabilities                               (9)      (12)
         Other                                     (55)      (44)
---------------------------------------------------------------------
Net cash used in operating activities             (112)      (49)


INVESTING ACTIVITIES
   Capital investments:
      Operational                                  (26)      (28)
      Strategic                                    (80)      (29)
   Sales of assets - operational restructuring     193        39
---------------------------------------------------------------------
Net cash provided by (used in) investing
  activities                                        87       (18)

FINANCING ACTIVITIES
   Increase in short-term borrowings                41       117
   Proceeds from long-term debt                    150       100
   Reduction of long-term debt                     (46)      (23)
   Cash dividends paid                             (23)      (26)
   Stock repurchases and other- net                  -      (124)
---------------------------------------------------------------------
Net cash provided by financing activities          122        44

CASH AND CASH EQUIVALENTS
   Net increase (decrease)                          97       (23)
   At beginning of period                           94        70
---------------------------------------------------------------------

At end of period                                 $ 191     $  47
=====================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     4

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
=====================================================================
---------------------------------------------------------------------
Quarters ended March 31                           1999      1998
---------------------------------------------------------------------
SHARES (thousands):
   Common stock
      Balance at January 1                       74,105    73,909
      Issued under employee benefit plans             -        33
---------------------------------------------------------------------
      Balance at March 31                        74,105    73,942
---------------------------------------------------------------------

   Treasury stock
      Balance at January 1                       (9,648)        -
      Purchased and held as Treasury stock            -    (2,004)
---------------------------------------------------------------------
      Balance at March 31                        (9,648)   (2,004)
---------------------------------------------------------------------
   Net common shares outstanding                 64,457    71,938
---------------------------------------------------------------------

DOLLARS (millions):
   Common stock
      Balance at January 1                       $1,533    $1,521
      Issued under employee benefit plans             -         2
---------------------------------------------------------------------
      Balance at March 31                        $1,533    $1,523
---------------------------------------------------------------------

   Retained earnings
      Balance at January 1                       $1,222    $1,253
      Net income (loss)                             (10)       35
      Cash dividends declared for common stock      (23)      (26)
---------------------------------------------------------------------
      Balance at March 31                        $1,189    $1,262
---------------------------------------------------------------------

   Treasury stock
      Balance at January 1                       $ (526)   $    -
      Purchased and held as Treasury stock            -      (126)
---------------------------------------------------------------------
      Balance at March 31                        $ (526)   $ (126)
---------------------------------------------------------------------

   Accumulated other comprehensive income (loss)
      Balance at January 1                       $  (35)   $  (35)

      Foreign currency translation adjustments      (19)       (9)
      Income taxes                                    -         1
                                                 --------------------
      Other comprehensive income (loss)             (19)       (8)
---------------------------------------------------------------------
      Balance at March 31                        $  (54)   $  (43)
---------------------------------------------------------------------
   Total stockholders' equity                    $2,142    $2,616
---------------------------------------------------------------------

COMPREHENSIVE INCOME (millions):
   Net income (loss)                             $  (10)   $   35
   Other comprehensive income (loss)                (19)       (8)
---------------------------------------------------------------------
   Comprehensive income (loss)                   $  (29)   $   27
---------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     5

           REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  Quarters Ended March 31, 1999 and 1998


1.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period of 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain amounts have been reclassified to conform to the 1999 presentation. In the tables, dollars are in millions, except per share and per pound amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.


2.  ACCOUNTING POLICIES
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted the SOP in the second quarter of 1998 and recognized a charge for the cumulative effect of accounting change of $23 million. First quarter 1998 results have been retroactively restated to reflect this accounting change.

ACCOUNTING FOR THE COSTS OF DEVELOPING OR OBTAINING INTERNAL-USE SOFTWARE
In the first quarter of 1999, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires qualifying computer software costs incurred in connection with obtaining or developing software for internal use to be capitalized. In prior years, the Company capitalized costs of purchased software and expensed internal costs of developing software. The effect of adopting this SOP was not material to first quarter 1999 results, and is not expected to be material for the full year.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt this statement by January 1, 2000. The Company has not determined the impact this statement will have on its financial position or results of operations.


3.  OPERATIONAL RESTRUCTURING
In the first quarter of 1999, the sale of the Company's Alabama can stock complex was finalized. This sale essentially completed the Company's restructuring activities.

4.  EARNINGS PER SHARE
The following reconciles income and average shares for the basic and diluted earnings per share computations for "Income (loss) before cumulative effect of accounting change."

                                        Quarters ended March 31
                                    ------------------------------
                                          1999           1998
                                    ------------------------------
Income (numerator):
   Income (loss) before cumulative
    effect of accounting change             $(10)            $58

Average shares (denominator):
   Basic                              64,475,000      73,174,000
   Effect of dilutive securities:
      Stock options                            -         372,000
                                    ------------------------------
      Diluted                         64,475,000      73,546,000
                                    ------------------------------

Per share amount:
   Basic                                  $(0.15)          $0.78
   Diluted                                $(0.15)          $0.78

Antidilutive securities excluded:
   Stock options                       4,977,000       1,484,000


5.  FINANCING ARRANGEMENTS
In the first quarter of 1999, the Company borrowed $150 million under its credit facilities. The borrowing bears interest at a variable rate (5.3% at March 31, 1999) and requires repayment in a lump sum in 2001.

6.  COMPANY OPERATIONS

                                                Packaging    Construction
                                   Base            and          and
First Quarter 1999               Materials       Consumer    Distribution
---------------------------------------------------------------------------
Customer aluminum shipments          212            33            47
Internal aluminum shipments           56             -             -
---------------------------------------------------------------------------
Total aluminum shipments             268            33            47
Customer revenues:
   Aluminum                         $302          $178          $159
   Nonaluminum                        75           134            78
Intersegment revenues - aluminum      81             -             -
---------------------------------------------------------------------------
Total revenues                      $458          $312          $237
===========================================================================
Operating income (loss)             $ 14          $ 26          $  8
Interest expense
---------------------------------------------------------------------------
Loss before income taxes
===========================================================================

First Quarter 1998
---------------------------------------------------------------------------
Customer aluminum shipments          145            30            46
Internal aluminum shipments           99             -             -
---------------------------------------------------------------------------
Total aluminum shipments             244            30            46
Customer revenues:
   Aluminum                         $247          $175          $165
   Nonaluminum                       115           136            82
Intersegment revenues - aluminum     163             -             -
---------------------------------------------------------------------------
Total revenues                      $525          $311          $247
===========================================================================
Operating income (loss)             $ 79          $ 22          $  8
Interest expense
---------------------------------------------------------------------------
Income before income taxes
===========================================================================

                                     8


First Quarter 1999             Transportation   Restructuring   Other
---------------------------------------------------------------------------
Customer aluminum shipments          17                -          14
Internal aluminum shipments           -                -           -
---------------------------------------------------------------------------
Total aluminum shipments             17                -          14
Customer revenues:
   Aluminum                         $94                -        $ 37
   Nonaluminum                        -                -          11
Intersegment revenues - aluminum      -                -           -
---------------------------------------------------------------------------
Total revenues                      $94                -        $ 48
===========================================================================
Operating income (loss)             $(2)               -        $(44)
Interest expense
---------------------------------------------------------------------------
Loss before income taxes
===========================================================================

First Quarter 1998
---------------------------------------------------------------------------
Customer aluminum shipments          16              116           9
Internal aluminum shipments           -                2           -
---------------------------------------------------------------------------
Total aluminum shipments             16              118           9
Customer revenues:
   Aluminum                         $87             $477        $ 29
   Nonaluminum                        -                5          14
Intersegment revenues - aluminum      -                7           -
---------------------------------------------------------------------------
Total revenues                      $87             $489        $ 43
===========================================================================
Operating income (loss)             $ -             $ 38        $(32)
Interest expense
---------------------------------------------------------------------------
Income before income taxes
===========================================================================

                                    Reconciling
First Quarter 1999                     Items       Consolidated
---------------------------------------------------------------------------
Customer aluminum shipments               -              323
Internal aluminum shipments              (56)              -
---------------------------------------------------------------------------
Total aluminum shipments                 (56)            323
Customer revenues:
   Aluminum                            $   -          $  770
   Nonaluminum                             -             298
Intersegment revenues - aluminum         (81)              -
---------------------------------------------------------------------------
Total revenues                         $ (81)         $1,068
===========================================================================
Operating income (loss)                $   2          $    4
Interest expense                                          20
---------------------------------------------------------------------------
Loss before income taxes                              $  (16)
===========================================================================

First Quarter 1998
---------------------------------------------------------------------------
Customer aluminum shipments                -             362
Internal aluminum shipments             (101)              -
---------------------------------------------------------------------------
Total aluminum shipments                (101)            362
Customer revenues:
   Aluminum                            $   -          $1,180
   Nonaluminum                             -             352
Intersegment revenues - aluminum        (170)              -
---------------------------------------------------------------------------
Total revenues                         $(170)         $1,532
===========================================================================
Operating income (loss)                $   3          $  118
Interest expense                                          34
---------------------------------------------------------------------------
Income before income taxes                            $   84
===========================================================================

RECONCILING ITEMS
Reconciling items for operating income (loss) consist of the elimination of unrealized profits on sales between global business units.


7.  CONTINGENT LIABILITIES
As previously disclosed in the Company's 1998 Form 10-K, the Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party (PRP), with others, at various Environmental Protection Agency-designated Superfund sites. The Company has recorded amounts (on an undiscounted basis) which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements.

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

8. CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY OF CANADA, LTD.
Financial statements and financial statement schedules for Canadian Reynolds Metals Company, Ltd. and Reynolds Aluminum Company of Canada, Ltd. have been omitted because certain securities registered under the Securities Act of 1933, of which these entities are obligors (thus subjecting them to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by Reynolds Metals Company. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the footnotes to the financial statements of Reynolds Metals Company. Summarized financial information is as follows:

8. CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY OF CANADA, LTD. - continued

Canadian Reynolds Metals Company, Ltd.

                                     Quarters ended March 31
                                     ------------------------
                                          1999      1998
                                     ------------------------
     Net Sales:
     Customers                           $ 110     $  93
     Parent and related companies          100       131
                                     ------------------------
                                         $ 210     $ 224

     Cost of products sold                 196       185

     Net income                          $   6     $  28


                                        March 31  December 31
                                          1999       1998
                                     --------------------------
     Current assets                     $  304     $  155
     Noncurrent assets                   1,202      1,206
     Current liabilities                   (98)      (100)
     Noncurrent liabilities               (530)      (379)


Reynolds Aluminum Company of Canada, Ltd.

                                        Quarters ended March 31
                                        ------------------------
                                            1999      1998
                                        ------------------------
     Net Sales:
        Customers                        $ 110       $ 119
        Parent and related companies       100         125
                                        ------------------------
                                         $ 210       $ 244

     Cost of products sold                 195         201

     Net income                          $   7       $  29


                                     March 31   December 31
                                       1999        1998
                                   --------------------------
     Current assets                  $  296      $  186
     Noncurrent assets                1,217       1,228
     Current liabilities                (99)       (103)
     Noncurrent liabilities            (540)       (389)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1998 Form 10-K along with the consolidated financial statements and related footnotes included in and referred to in this report. In the tables, dollars are in millions, except per share and per pound amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.

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


RESULTS OF OPERATIONS
---------------------
Extremely low primary aluminum prices adversely affected results in the first quarter of 1999. During the quarter, aluminum prices reached an all-time low adjusted for inflation and a five-year low on a nominal basis.
Our average realized price for primary aluminum of $0.64 per pound in the 1999 first quarter was down 17% compared to $0.77 per pound in the 1998 first quarter. The impact of lower prices was partially offset by lower material and conversion costs, lower interest and SG&A expenses, and higher shipments from ongoing operations, especially value-added primary aluminum products. In addition, our results include foreign currency related losses and charges, principally in Brazil, of $12 million.

                                                First Quarter
                                        ------------------------------
                                              1999         1998
                                        ------------------------------
RESULTS
Net income (loss) before special items      $  (10)      $   58
Cumulative effect of accounting change
  (see Note 2)                                   -          (23)
                                        ------------------------------
Net income (loss)                           $  (10)      $   35
                                        ==============================

EARNINGS PER SHARE - BASIC
Net income (loss) before special items      $(0.15)      $ 0.78
Cumulative effect of accounting change           -        (0.32)
                                        ------------------------------
Net income (loss)                           $(0.15)       $0.46
                                        ==============================


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

---------------------
GLOBAL BUSINESS UNITS - continued
BASE MATERIALS

                                                 First Quarter
                                        --------------------------------
                                           1999                1998
                                        --------------------------------
     Aluminum shipments:
        Customer                            212                 145
        Internal                             56                  99
                                        --------------------------------
        Total                               268                 244
                                        ================================
     Revenues:
        Customer - aluminum                $302                $247
                 - nonaluminum               75                 115
        Internal - aluminum                  81                 163
                                        --------------------------------
        Total                              $458                $525
                                        ================================
     Operating income                      $ 14                $ 79
                                        ================================


Our base materials business is fundamentally very strong. The increase in customer aluminum shipments in the first quarter of 1999 reflects strong demand for our value-added products (foundry and sheet ingot, billet and rod), which made up 72% of the primary aluminum shipments in the first quarter. Our available supply to meet customer demand has increased because we no longer need to supply downstream fabricating operations that have been sold, and we restarted idled capacity in 1998.

In addition to reflecting the changes in shipping volume, aluminum revenues in the first quarter of 1999 were significantly affected by lower prices for primary aluminum.

Nonaluminum revenues were lower because of:

- significantly lower prices for alumina - approximately 20% to 25% lower than the first quarter of 1998
- lower customer shipments of alumina and carbon products due to weaker demand and greater internal use resulting from our restart of idled primary aluminum capacity in 1998

The most significant factor affecting operating profit in the first quarter of 1999 was lower prices for primary aluminum products. We were able to offset some of the decline with higher shipments of primary aluminum products, improved capacity utilization, and lower material and conversion costs.

PACKAGING AND CONSUMER

                                                 First Quarter
                                        --------------------------------
                                           1999                1998
                                        --------------------------------
          Customer aluminum shipments        33                  30

          Revenues:
               Customer - aluminum         $178                $175
                        - nonaluminum       134                 136
                                        -----------------------------
               Total                       $312                $311
                                        =============================
          Operating income                 $ 26                $ 22
                                        =============================

Customer aluminum shipments and revenues were higher in the first quarter of 1999 because of strong demand for consumer foil products in domestic and foreign markets. Prices were lower because of competition.

Operating income was higher because of the higher shipping volume and lower material and conversion costs.

---------------------
GLOBAL BUSINESS UNITS - continued
PACKAGING AND CONSUMER - continued
We have established a new manufacturing facility in Brazil that will produce foodservice packaging and consumer products. We will focus initially on the Brazilian market with plans to expand throughout South America.

CONSTRUCTION AND DISTRIBUTION

                                                First Quarter
                                        -----------------------------
                                          1999                1998
                                        -----------------------------

          Customer aluminum shipments       47                  46

          Revenues:
             Customer - aluminum          $159                $165
                      - nonaluminum         78                  82
                                        -----------------------------
             Total                        $237                $247
                                        =============================
          Operating income                $  8                $  8
                                        =============================

Shipments increased in the first quarter of 1999 because of strong demand for most distribution products.

Revenues decreased because of lower prices for most products. The decline in prices for aluminum products reflected the general global weakening of aluminum prices. Prices for stainless steel products were lower due to global supply/demand imbalances and lower material costs.

Operating income remained flat. The benefits of increased volume and lower material costs were offset by lower prices and the continuing absorption of the cost of our market expansions in southeast Europe and China.

Our outlook is for continued strong activity levels for distribution products, especially in the transportation and kitchen equipment markets. For construction products, we are cautiously optimistic about signs of strengthening in the depressed markets of Asia and Latin America.

TRANSPORTATION

                                                First Quarter
                                        -----------------------------
                                          1999                1998
                                        -----------------------------
          Customer aluminum shipments       17                  16

          Customer revenues                $94                 $87

          Operating loss                    (2)                  -
                                        =============================


Shipments and revenues were higher in the first quarter of 1999 because of strong demand for cast and forged aluminum wheels. Our available supply increased due to improved capacity utilization and the completion of the expansion of our Virginia forged aluminum wheel plant in February 1999.

---------------------
GLOBAL BUSINESS UNITS - continued
TRANSPORTATION - continued
Operating profit was lower because of non-recurring start-up costs relating to an engine cradle program at our Indiana automotive structures plant (see below). This effect was partially offset by lower material costs, improved shipping volume and capacity utilization in wheel and heat exchanger operations, and significant operating improvements at our Beloit, Wisconsin wheel plant.

The Company and an automobile manufacturer are pioneering the first, mass-produced, high-volume, all-aluminum engine cradle. The engine cradle offers significant weight savings, reduces noise and vibration, and provides important safety features. We have incurred high start-up costs because of the complexity of the production process and our acceleration of the timetable to begin production. No other manufacturer has yet produced this particular component, so we expect to maintain a competitive advantage.

RESTRUCTURING
As of December 31, 1998, the only assets remaining in this category related to the Alabama can stock complex. We finalized the sale of the Alabama can stock complex at the end of the first quarter of 1999. As a result, no revenues or operating results are included in the Restructuring category in 1999.

OTHER
The decline in operating profit in the first quarter of 1999 was due to foreign currency related losses and charges, principally in Brazil.

For additional information concerning the global business units, see Note 6 to the consolidated financial statements.


INTEREST EXPENSE
Interest expense decreased in the first quarter of 1999 compared to the first quarter of 1998 due to lower amounts of debt outstanding.

TAXES ON INCOME
The effective tax rates reflected in the income statement differ from the U.S. federal statutory rate principally because of the following:

- foreign taxes at different rates
- the effects of percentage depletion allowances
- credits and other tax benefits


YEAR 2000 READINESS DISCLOSURE
ISSUE
The year 2000 issue results from computer programs and systems that rely on two digits rather than four to define the applicable year. Such systems may treat a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems could fail to operate or make miscalculations, causing disruption of business operations.

Left unrepaired, many of the Company's systems, including information and computer systems and automated equipment, could be affected by the year 2000 issue. Failure to adequately address the issue could result in, among other things, the temporary inability to manufacture products, process transactions, send invoices, and/or engage in normal business activities. We do not believe the products we sell require remediation to address the year 2000 issue since they do not depend on the calendar function in the electronic components.

---------------------
YEAR 2000 READINESS DISCLOSURE - continued
GOAL
The Company has a formal program to address and resolve potential exposure associated with information and non-information technology systems arising from the year 2000 issue. Our goal is that none of the Company's critical business operations or computer processes we share with our suppliers and customers will be substantially impaired by the advent of the year 2000.

Our program is led by our Year 2000 Program Management Office, which recommends processes and tools for year 2000 remediation to the Company's business units and monitors progress. The Program Management Office consolidates progress information into monthly status reports for review by management, the Company's internal auditors and the Board of Directors.
The Audit Committee of the Board of Directors is also given periodic briefings on progress and plans from the Program Management Office.

YEAR 2000 REMEDIATION PROJECT
We have substantially completed preparation of our critical, date-sensitive computer systems, processes and interfacing software for the year 2000.
Our preparation included five phases: (1) inventory, (2) planning, (3) conversion, (4) pre-installation testing and (5) installation. We measure progress on remediation projects as a percentage of actual staff hours expended to staff hours projected. As of March 31, 1999, our overall remediation efforts were approximately 98% complete; remediation of information systems was approximately 99% complete while remediation of non-information systems (e.g., manufacturing and mechanical systems) was approximately 96% complete. We continue to monitor our computer and software vendors' readiness statements to assure that readiness changes in their products do not negatively affect our systems.

QUALITY ASSURANCE
In addition to completing our year 2000 remediation project, we are validating our remediation efforts with post-installation testing of certain critical computer systems. We also expect to respond to and initiate requests to test with certain suppliers, customers and government agencies after they ready their systems.

CONTINGENCY PLANNING
An ongoing key aspect of the Company's contingency planning for the year 2000 focuses on assessment of the business impact on the Company resulting from the possible failure of our suppliers to provide needed products and services. We are assessing the year 2000 readiness of all our suppliers who are deemed to be critical to each of our operating locations, even though the products or services they provide may not be material to the Company's business as a whole. We have surveyed over 2,000 suppliers and rated them low, medium or high risk in their progress toward being ready for the year 2000. Critical suppliers rated as high risk are receiving our immediate attention for contingency planning or other measures such as identifying additional sources of supply for critical materials.

As of March 31, 1999, we were on schedule with our third party evaluation, having completed approximately 45% of the projected total effort that we currently estimate will be needed. Early in the fourth quarter of 1999, we plan to have ranked our critical suppliers as low risk, identified additional sources of supply or developed other contingency plans with respect to those critical suppliers who are not ranked as low risk. We will continue monitoring these suppliers into the year 2000. In addition, we are responding to customer inquiries regarding our year 2000 program and our progress in addressing the issue. We also expect to evaluate the year 2000 readiness of certain of our largest customers. We have not determined the potential costs of business disruptions from supplier or customer non-performance.

The Company currently has in place operating procedures and business continuity plans at its operating locations for responding to unusual, disruptive situations such as power shortages, failures by major suppliers and natural disasters. These existing procedures and plans provide a solid foundation for addressing many year 2000 issues. As unique risks are identified and deemed sufficiently likely to occur, we will make necessary adaptations or additions to our existing procedures and plans.

---------------------
YEAR 2000 READINESS DISCLOSURE - continued
CONTINGENCY PLANNING - continued
Contingency planning and monitoring to determine realistic year 2000 issues beyond those already addressed will continue throughout the year. Several reasonably likely worst case scenarios involve shortages or unanticipated outages of energy requirements. Our operations, particularly in the Base Materials business, require significant quantities of energy. Curtailments or disruptions of energy supplies would result in full or partial shutdowns of these operations until energy availability could be restored. In addition, an unanticipated loss of energy supply could result in damage to production equipment. We continue to assess these and other business disruption risks.

COSTS
The total cost of our Year 2000 remediation project is currently expected to be approximately $22 million. As of March 31, 1999, we had incurred approximately $20 million, which includes labor, equipment and license costs. Our cost projections include approximate costs for post-installation testing and contingency planning.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL

                                                  March 31   December 31
                                                     1999        1998
                                                -------------------------
Working capital                                      $489        $361
Ratio of current assets to current liabilities      1.4/1       1.3/1

The increase in working capital was due principally to higher cash and cash equivalents. The cash was received from the sale of assets late in the first quarter of 1999.


OPERATING ACTIVITIES
Cash used in operating activities in the first quarter of 1999 was supplemented with funds from financing activities. We used these funds principally to increase inventories in anticipation of improved shipping levels in the second quarter of 1999.


INVESTING ACTIVITIES
Capital investments totaled $106 million in the first quarter of 1999. This amount includes $26 million for operating requirements (replacement equipment, environmental control projects, etc.). The remainder was for strategic projects (performance improvements, investments, etc.)
principally carried forward from 1998, including:

- expansion of the Worsley Alumina Refinery in Australia
- modernization of U.S. foil plants
- acquisition of a producer of flexographic separations and plates for the packaging industry in Canada
- establishment of a foodservice packaging and consumer products subsidiary in Brazil
- expansion of a plant in Europe that will produce composite architectural products
- construction of a new, larger metals distribution center in Seattle to replace the current leased facility
- expansion of a forged wheel plant in Virginia (completed in February
  1999)
- expansion and modification of an automotive structures plant in Indiana

Capital investments planned for 1999 (approximately $450 million) are primarily for those strategic projects now under way and continuing operating requirements. We expect to fund these capital investments primarily with cash provided by operating activities. While the projected 1999 capital investments do not include amounts for acquisitions, we will evaluate opportunities that arise. We do have small packaging and consumer acquisitions in process or under review.

-------------------------------
FINANCING ACTIVITIES
The significant financing activities for the first quarter of 1999 were borrowings of $150 million under our revolving credit facilities (see Note
5).  We used the proceeds to supplement cash used in operating activities.

Early in the second quarter of 1999, we repaid approximately $130 million of short-term borrowings with available cash.


PORTFOLIO REVIEW
In the first quarter of 1999, we completed the sale of our can stock complex in Alabama. With this sale, our restructuring is essentially complete.


OUTLOOK
Our outlook for the second quarter of 1999 is a significant improvement from the first quarter. While we expect pricing pressures to cause results to be below the second quarter of 1998, the recent strengthening of the aluminum market should serve to enhance our anticipated performance improvement. For the year, we expect to benefit from increased sales of our packaging and consumer products.

RISK FACTORS
------------
This section should be read in conjunction with Part I, Items 1(Business) and 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's 1998 Form 10-K and the preceding portions of this Item.

This report contains (and oral communications made by or on behalf of the Company may contain) forecasts, projections, estimates, statements of management's plans, objectives and strategies for the Company and other forward-looking statements<FN1>. The Company's expectations for the future and related forward-looking statements are based on a number of assumptions and forecasts, including:

- world economic growth and other economic indicators (including rates of inflation, industrial production, housing starts and light vehicle sales)
- trends in the Company's key markets
- global aluminum supply and demand conditions
- primary aluminum prices

By their nature, forward-looking statements involve risk and uncertainty, and various factors could cause the Company's actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

The Company is cautiously optimistic about the demand for aluminum for 1999. There are signs that the economies in Asia are beginning to recover. The economic situation in South America is also improving. The Company's outlook is for an increase in global primary aluminum consumption for 1999 of 2%. If the global economy completes its recovery in 2000 to 2001, we expect global aluminum consumption to grow by approximately 5% per year.

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

The following factors also could affect the Company's results:

- Primary aluminum is an internationally traded commodity. The price of primary aluminum is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. Because primary aluminum makes up a significant portion of the Company's shipments, changes in aluminum pricing have a rapid effect on the Company's operating results. The Company's use of contractual arrangements, including fixed-price sales contracts, fixed-price supply contracts, and forward, futures and option contracts, reduces its exposure to price volatility but does not eliminate it.

_______________________
[FN]
<FN1>Forward-looking statements can be identified generally as those containing words such as "should," "will," "will likely result," "hope," "forecast," "outlook," "project," "estimate," "expect," "anticipate," or "plan" and words of similar effect.

------------
- The markets for most aluminum products are highly competitive. Certain of the Company's competitors are larger than the Company in terms of total assets and operations and have greater financial resources.
   Certain foreign governments are involved in the operation and/or ownership of certain competitors and may be motivated by political as well as economic considerations. In addition, aluminum competes with other materials, such as steel, plastics and glass, among others, for various applications in the Company's key markets. Plastic products compete with similar products made by the Company's competitors, as well as with products made of glass, aluminum, steel, paper, wood and ceramics, among others. Unanticipated actions or developments by or affecting the Company's competitors and/or the willingness of customers to accept substitutions for the products sold by the Company could affect results.

- The Company spends substantial capital and operating amounts relating to ongoing compliance with environmental laws. In addition, the Company is involved in remedial investigations and actions in connection with past disposal of wastes. Estimating future environmental compliance and remediation costs is imprecise due to:
       - continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company's operations
       - availability and application of technology
       - identification of currently unknown remediation sites
       - allocation of costs among potentially responsible parties

- The Company has investments and activities in various emerging markets, including Russia, China, India and Brazil. While emerging markets offer strong growth potential, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal systems less developed and predictable, and the possibility of various types of adverse government action more pronounced.

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

- A failure to complete the Company's major capital projects, such as expansion of the Worsley Alumina Refinery, as scheduled and within budget or a failure to launch successfully new growth or strategic business programs, such as the engine cradle program, could affect the Company's results.

- The Company's results may be adversely affected if it fails to meet its year 2000 readiness goals. While the Company believes it has prepared substantially all of its information and non-information systems for the advent of the year 2000, a failure to locate and correct all relevant computer codes could result in disruptions of Company operations, some of which may be significant. Also, there can be no guarantee that other companies with which the Company does business will be converted on a timely basis or their failure to be year 2000 compliant will not have an adverse effect on the Company.

- A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's results.

------------
In addition to the factors referred to above, the Company is exposed to general financial, political, economic and business risks in connection with its worldwide operations. The Company continues to evaluate and manage its operations in a manner to mitigate the effects from exposure to such risks. In general, the Company's expectations for the future are based on the assumption that conditions relating to costs, currency values, competition and the legal, regulatory, financial, political and business environments in the worldwide economies and markets in which the Company operates will not change significantly overall.



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

                  PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

     (a)      Recent Sales of Unregistered Securities

     Under the Registrant's Stock Plan for Outside Directors (the "Plan"), 113 phantom shares, in the aggregate, were granted to the Registrant's nine outside Directors on January 4, 1999, based on an average price of $52.5625 per share. These phantom shares represent dividend equivalents paid on phantom shares previously granted under the Plan. 506 phantom shares, in the aggregate, were granted to the nine outside Directors on March 31, 1999, based on an average price of $48.7188 per share. These phantom shares represent a quarterly installment of each outside Director's annual grant under the Plan.

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

     A description of the Plan is contained in the Registrant's 1998 Form 10-K in Part II, Item 5 under the caption "Sale of
     Unregistered Securities."

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

         During the first quarter of 1999, the Registrant filed two Current Reports on Form 8-K with the Commission, both of which reported matters under Item 5:

               (1) A Form 8-K dated March 3, 1999, discussing the Registrant's expected earnings for the first quarter of 1999; and

               (2) A Form 8-K dated March 8, 1999, reporting that the Registrant's Board of Directors had approved amendments to the Registrant's shareholder rights plan.

          In addition, on April 1, 1999, the Registrant filed a Current Report on Form 8-K dated March 31, 1999, reporting that it had completed the sale of its Alloys can stock complex in Alabama and its aluminum extrusion plant in Irurzun, Spain.

                           SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY




  By Allen M. Earehart
     ---------------------------
     Allen M. Earehart
     Senior Vice President, Controller
     (Chief Accounting Officer)



DATE:  May 12, 1999

                             INDEX TO EXHIBITS

                     (Attached herewith is Exhibit 99)

        EXHIBIT 2     -  None

  *     EXHIBIT 3.1   -  Restated Certificate of Incorporation,
                         as amended.  (File No. 001-01430,
                         1998 Form 10-K Report, EXHIBIT 3.1)

  *     EXHIBIT 3.2   -  By-laws, as amended.  (File No. 001-01430,
                         1998 Form 10-K Report, EXHIBIT 3.2)

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

  *     EXHIBIT 4.4   -  Amendment No. 1 dated as of
                         November 1, 1991 to the Indenture.  (File No. 001-
                         01430, 1991 Form 10-K Report, EXHIBIT 4.4)

  *     EXHIBIT 4.5   -  Rights Agreement dated as of March
                         8, 1999  between Reynolds Metals Company and
                         ChaseMellon Shareholder Services, L.L.C. (File No.
                         001-01430, Form 8-K Report dated March 8, 1999, pertaining to Preferred Stock Purchase Rights,
                         EXHIBIT 4.1)

  *     EXHIBIT 4.6   -  Form of 9-3/8% Debenture due June
                         15, 1999.  (File No. 001-01430, Form 8-K Report
                         dated June 6, 1989, EXHIBIT 4)

  *     EXHIBIT 4.7   -  Form of Fixed Rate Medium-Term
                         Note.  (Registration Statement No. 33-30882 on
                         Form S-3, dated August 31, 1989, EXHIBIT 4.3)

  *     EXHIBIT 4.8   -  Form of Floating Rate Medium-Term
                         Note.  (Registration Statement No. 33-30882 on
                         Form S-3, dated August 31, 1989, EXHIBIT 4.4)

  *     EXHIBIT 4.9   -  Form of Book-Entry Fixed Rate
                         Medium-Term Note.  (File No. 001-01430, 1991 Form
                         10-K Report, EXHIBIT 4.15)

  *     EXHIBIT 4.10  -  Form of Book-Entry Floating Rate
                         Medium-Term Note. (File No. 001-01430, 1991 Form 10-K Report, EXHIBIT 4.16)

  *     EXHIBIT 4.11  -  Form of 9% Debenture due August
                         15, 2003.  (File No. 001-01430, Form 8-K Report
                         dated August 16, 1991, Exhibit 4(a))

  *     EXHIBIT 4.12  -  Articles of Continuance of Societe
                         d'Aluminium Reynolds du Canada, Ltee/Reynolds Aluminum Company of Canada, Ltd. (formerly known as Canadian Reynolds Metals Company, Limited -- Societe Canadienne de Metaux Reynolds, Limitee) ("RACC"), as amended. (File No. 1-1430, 1995 Form 10-K Report, EXHIBIT 4.13)

______________________
*  Incorporated by reference.
                                    24

  *     EXHIBIT 4.13  -  By-Laws of RACC, as amended.
                         (File No. 001-01430, Form 10-Q Report for the Quarter Ended March 31, 1997, EXHIBIT 4.14)

  *     EXHIBIT 4.14  -  Articles of Incorporation of
                         Societe Canadienne de Metaux Reynolds,
                         Ltee/Canadian Reynolds Metals Company, Ltd.
                         ("CRM"), as amended. (File No. 001-01430, Form 10-Q Report for the Quarter Ended September 30, 1997,
                         EXHIBIT 4.15)

  *     EXHIBIT 4.15  -  By-Laws of CRM, as amended.  (File
                         No. 001-01430, Form 10-Q Report for the Quarter Ended September 30, 1997, EXHIBIT 4.16)

  *     EXHIBIT 4.16  -  Indenture dated as of April 1,
                         1993 among RACC, Reynolds Metals Company and The Bank of New York, as Trustee. (File No. 001-01430, Form 8-K Report dated July 14, 1993,
                         EXHIBIT 4(a))

  *     EXHIBIT 4.17  -  First Supplemental Indenture,
                         dated as of December 18, 1995 among RACC, Reynolds Metals Company, CRM and The Bank of New York, as Trustee. (File No. 001-01430, 1995 Form 10-K
                         Report, EXHIBIT 4.18)

  *     EXHIBIT 4.18  -  Form of 6-5/8% Guaranteed Amortizing Note
                         due July 15, 2002.  (File No. 001-
                         01430, Form 8-K Report dated July 14, 1993,
                         EXHIBIT 4(d))

  +*   EXHIBIT 10.1   -  Reynolds Metals Company 1987
                         Nonqualified Stock Option Plan.  (Registration
                         Statement No. 33-13822 on Form S-8, dated April
                         28, 1987, EXHIBIT 28.1)

  +*   EXHIBIT 10.2   -  Reynolds Metals Company 1992
                         Nonqualified Stock Option Plan.  (Registration
                         Statement No. 33-44400 on Form S-8, dated December
                         9, 1991, EXHIBIT 28.1)

  +*   EXHIBIT 10.3   -  Reynolds Metals Company
                         Performance Incentive Plan, as amended and restated effective January 1, 1996. (File No. 001-
                         01430, Form 10-Q Report for the Quarter Ended
                         March 31, 1995, EXHIBIT 10.4)

  +*   EXHIBIT 10.4   -  Agreement dated December 9, 1987
                         between Reynolds Metals Company and Jeremiah J.
                         Sheehan.  (File No. 001-01430, 1987 Form 10-K
                         Report, EXHIBIT 10.9)

  +*   EXHIBIT 10.5   -  Supplemental Death Benefit Plan
                         for Officers.  (File No. 001-01430, 1986 Form 10-K
                         Report, EXHIBIT 10.8)

  +*   EXHIBIT 10.6   -  Financial Counseling Assistance
                         Plan for Officers.  (File No. 001-01430, 1987 Form
                         10-K Report, EXHIBIT 10.11)

  +*   EXHIBIT 10.7   -  Management Incentive Deferral
                         Plan.  (File No. 001-01430, 1987 Form 10-K Report,
                         EXHIBIT 10.12)


_______________________
* Incorporated by reference.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

  +*   EXHIBIT 10.8    - Deferred Compensation Plan for
                         Outside Directors as Amended and Restated
                         Effective December 1, 1993. (File No. 001-01430, 1993 Form 10-K Report, EXHIBIT 10.12)

  +*   EXHIBIT 10.9   -  Form of Indemnification Agreement
                         for Directors and Officers. (File No. 001-01430,
                         1998 Form 10-K Report, EXHIBIT 10.9)

  +*   EXHIBIT 10.10  -  Form of Executive Severance
                         Agreement as amended between Reynolds Metals
                         Company and key executive personnel, including each of the individuals listed in Item 4A of the 1998 Form 10-K Report. (File No. 001-01430, 1997
                         Form 10-K Report, EXHIBIT 10.10)

  +*   EXHIBIT 10.11  -  Amendment to Reynolds Metals
                         Company 1987 Nonqualified Stock Option Plan effective May 20, 1988. (File No. 001-01430, Form
                         10-Q Report for the Quarter Ended June 30, 1988,
                         EXHIBIT 19(a))

  +*   EXHIBIT 10.12  -  Amendment to Reynolds Metals
                         Company 1987 Nonqualified Stock Option Plan effective October 21, 1988. (File No. 001-01430,
                         Form 10-Q Report for the Quarter Ended September
                         30, 1988, EXHIBIT 19(a))

  +*   EXHIBIT 10.13  -  Amendment to Reynolds Metals
                         Company 1987 Nonqualified Stock Option Plan effective January 1, 1987. (File No. 001-01430,
                         1988 Form 10-K Report, EXHIBIT 10.22)

  +*   EXHIBIT 10.14  -  Form of Stock Option and Stock
                         Appreciation Right Agreement, as approved February
                         16, 1990 by the Compensation Committee of the Company's Board of Directors. (File No. 001-
                         01430, 1989 Form 10-K Report, EXHIBIT 10.24)

  +*   EXHIBIT 10.15  -  Amendment to Reynolds Metals
                         Company 1987 Nonqualified Stock Option Plan effective January 18, 1991. (File No. 001-01430,
                         1990 Form 10-K Report, EXHIBIT 10.26)

  +*   EXHIBIT 10.16  -  Form of Stock Option Agreement, as
                         approved April 22, 1992 by the Compensation
                         Committee of the Company's Board of Directors.
                         (File No. 001-01430, Form 10-Q Report for the
                         Quarter Ended March 31, 1992, EXHIBIT 28(a))

  +*   EXHIBIT 10.17  -  Reynolds Metals Company Restricted
                         Stock Plan for Outside Directors.  (Registration
                         Statement No. 33-53851 on Form S-8, dated May 27,
                         1994, EXHIBIT 4.6)

  +*   EXHIBIT 10.18  -  Reynolds Metals Company New
                         Management Incentive Deferral Plan.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter Ended June
                         30, 1994, EXHIBIT 10.30)

_______________________
* Incorporated by reference.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

  +*   EXHIBIT 10.19  -  Reynolds Metals Company Salary
                         Deferral Plan for Executives.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter Ended June
                         30, 1994, EXHIBIT 10.31)

  +*   EXHIBIT 10.20  -  Reynolds Metals Company
                         Supplemental Long Term Disability Plan for
                         Executives.  (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1994, EXHIBIT
                         10.32)

  +*   EXHIBIT 10.21  -  Amendment to Reynolds Metals
                         Company 1987 Nonqualified Stock Option Plan effective August 19, 1994. (File No. 001-01430,
                         Form 10-Q Report for the Quarter Ended September
                         30, 1994, EXHIBIT 10.34)

  +*   EXHIBIT 10.22  -  Amendment to Reynolds Metals
                         Company 1992 Nonqualified Stock Option Plan effective August 19, 1994. (File No. 001-01430,
                         Form 10-Q Report for the Quarter Ended September
                         30, 1994, EXHIBIT 10.35)

  +*   EXHIBIT 10.23  -  Amendment to Reynolds Metals
                         Company New Management Incentive Deferral Plan effective January 1, 1995. (File No. 001-01430,
                         1994 Form 10-K Report, EXHIBIT 10.36)

  +*   EXHIBIT 10.24  -  Form of Split Dollar Life
                         Insurance Agreement (Trustee Owner, Trustee Pays
                         Premiums).  (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1995, EXHIBIT
                         10.34)

  +*   EXHIBIT 10.25  -  Form of Split Dollar Life
                         Insurance Agreement (Trustee Owner, Employee Pays
                         Premium).  (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1995, EXHIBIT
                         10.35)

  +*   EXHIBIT 10.26  -  Form of Split Dollar Life
                         Insurance Agreement (Employee Owner, Employee Pays
                         Premium).  (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1995, EXHIBIT
                         10.36)

  +*   EXHIBIT 10.27  -  Form of Split Dollar Life
                         Insurance Agreement (Third Party Owner, Third
                         Party Pays Premiums).  (File No. 001-01430, Form
                         10-Q Report for the Quarter Ended June 30, 1995,
                         EXHIBIT 10.37)

  +*   EXHIBIT 10.28  -  Form of Split Dollar Life
                         Insurance Agreement (Third Party Owner, Employee
                         Pays Premiums).  (File No. 001-01430, Form 10-Q
                         Report for the Quarter Ended June 30, 1995,
                         EXHIBIT 10.38)

  +*   EXHIBIT 10.29  -  Reynolds Metals Company 1996
                         Nonqualified Stock Option Plan.  (Registration
                         Statement No. 333-03947 on Form S-8, dated May 17,
                         1996, EXHIBIT 4.6)

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

  +*   EXHIBIT 10.31  -  Form of Stock Option Agreement, as
                         approved May 17, 1996 by the Compensation
                         Committee of the Company's Board of Directors.
                         (File No. 001-01430, Form 10-Q Report for the
                         Quarter Ended June 30, 1996, EXHIBIT 10.41)

  +*   EXHIBIT 10.32  -  Form of Three Party Stock Option
                         Agreement, as approved May 17, 1996 by the
                         Compensation Committee of the Company's Board of
                         Directors.  (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1996, EXHIBIT
                         10.42)

  +*   EXHIBIT 10.33  -  Stock Option Agreement dated
                         August 30, 1996 between Reynolds Metals Company and Jeremiah J. Sheehan. (File No. 001-01430,
                         Form 10-Q Report for the Quarter Ended September
                         30, 1996, EXHIBIT 10.43)

  +*   EXHIBIT 10.34  -  Amendment to Deferred Compensation
                         Plan for Outside Directors effective August 15,
                         1996.  (File No. 001-01430, Form 10-Q Report for
                         the Quarter Ended September 30, 1996, EXHIBIT
                         10.44)

  +*   EXHIBIT 10.35  -  Amendment to Reynolds Metals
                         Company New Management Incentive Deferral Plan effective January 1, 1996. (File No. 001-01430,
                         1996 Form 10-K Report, EXHIBIT 10.38)

  +*   EXHIBIT 10.36  -  Amendment to Reynolds Metals
                         Company Performance Incentive Plan effective
                         January 1, 1996. (File No. 001-01430, 1996 Form 10-
                         K Report, EXHIBIT 10.39)

  +*   EXHIBIT 10.37  -  Reynolds Metals Company
                         Supplemental Incentive Plan. (File No. 001-01430,
                         1996 Form 10-K Report, EXHIBIT 10.40)

  +*   EXHIBIT 10.38  -  Reynolds Metals Company Stock Plan
                         for Outside Directors. (File No. 001-01430, 1996
                         Form 10-K Report, EXHIBIT 10.41)

  +*   EXHIBIT 10.39  -  Special Executive Severance
                         Package for Certain Employees who Terminate
                         Employment between January 1, 1997 and June 30,
                         1999, (or, if earlier, the date of completion of employment related actions related to the Company's portfolio review process, as designated by the Company's Chief Executive Officer), approved by the Compensation Committee of the Company's Board of Directors on January 17, 1997 and extended on May 15, 1998. (File No. 001-01430,
                         1996 Form 10-K Report, EXHIBIT 10.42)

  +*   EXHIBIT 10.40  -  Special Award Program for Certain
                         Executives or Key Employees, as approved by the Compensation Committee of the Company's Board of
                         Directors on January 17, 1997.  (File No. 001-
                         01430, 1996 Form 10-K Report, EXHIBIT 10.43)

____________________________
*  Incorporated by reference.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

  +*   EXHIBIT 10.41  -  Amendment to Reynolds Metals
                         Company 1996 Nonqualified Stock Option Plan effective December 1, 1997. (File No. 001-01430,
                         1997 Form 10-K Report, EXHIBIT 10.41)

  +*   EXHIBIT 10.42  -  Amendment to Reynolds Metals
                         Company Restricted Stock Plan for Outside
                         Directors effective December 1, 1997.  (File No.
                         001-01430, 1997 Form 10-K Report, EXHIBIT 10.42)

  +*   EXHIBIT 10.43  -  Reynolds Metals Company Long-Term
                         Performance Share Plan.  (File No. 001-01430, Form
                         10-Q Report for the Quarter Ended June 30, 1998,
                         EXHIBIT 10.43)

   *   EXHIBIT 10.44 -   Asset Purchase Agreement by and
                         among Ball Corporation, Ball Metal Beverage
                         Container Corp. and Reynolds Metals Company dated as of April 22, 1998. (File No. 001-01430, Form
                         10-Q Report for the Quarter Ended June 30, 1998,
                         EXHIBIT 2)

  +*   EXHIBIT 10.45  -  Amendment to Reynolds Metals
                         Company Restricted Stock Plan for Outside
                         Directors effective January 1, 1999.  (File No.
                         001-01430, 1998 Form 10-K Report, EXHIBIT 10.45)

  +*   EXHIBIT 10.46  -  Amendment to Reynolds Metals
                         Company Stock Plan for Outside Directors effective
                         January 1, 1999.  (File No. 001-01430, 1998 Form
                         10-K Report, EXHIBIT 10.46)

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
                         Company Capital Stock

       Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt of Reynolds Metals Company (the "Registrant") and its consolidated subsidiaries are omitted because such debt does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

____________________________
*  Incorporated by reference.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.