Form 10-Q
period 1999-06-30
REYNOLDS METALS CO
filed 1999-08-16
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1999

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

As of July 30, 1999, the Registrant had 62,887,628 shares of Common Stock, no par value, outstanding and entitled to vote.

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(millions, except per share amounts)
======================================================================
----------------------------------------------------------------------
                                      Quarters       Six months
                                       ended           ended
                                      June 30         June 30
----------------------------------------------------------------------
                                   1999    1998    1999    1998
----------------------------------------------------------------------

REVENUES                          $1,161  $1,579  $2,229  $3,111

COSTS AND EXPENSES
 Cost of products sold               948   1,275   1,873   2,526
 Selling, general and
  administrative expenses             87      96     169     189
 Depreciation and amortization        60      66     117     136
 Interest                             18      33      38      67
 Operational restructuring effects     -     304       -     304
----------------------------------------------------------------------
                                   1,113   1,774   2,197   3,222
----------------------------------------------------------------------
EARNINGS
 Income (loss) before income
  taxes, extraordinary
  loss and cumulative effect of
  accounting change                   48    (195)     32    (111)
 Taxes on income (credit)             13     (72)      7     (46)
----------------------------------------------------------------------
 Income (loss) before extraordinary
  loss and cumulative effect of
  accounting change                   35    (123)     25     (65)
 Extraordinary loss                    -      (3)      -      (3)
 Cumulative effect of accounting
  change                               -       -       -     (23)
----------------------------------------------------------------------
NET INCOME (LOSS)                  $  35  $ (126) $   25  $  (91)
======================================================================
EARNINGS PER SHARE
 Basic:
  Average shares outstanding          64      72      64      73
  Income (loss) before
   extraordinary loss and
   cumulative effect of
   accounting change               $0.55  $(1.70)  $0.40  $(0.89)
  Extraordinary loss                   -    (.04)      -    (.04)
  Cumulative effect of
   accounting change                   -       -       -    (.32)
----------------------------------------------------------------------
  Net income (loss)                $0.55  $(1.74)  $0.40  $(1.25)
======================================================================
 Diluted:
  Average shares outstanding          64      72      64      73
  Income (loss) before
   extraordinary loss and
   cumulative effect of
   accounting change               $0.55  $(1.70)  $0.40  $(0.89)
  Extraordinary loss                   -    (.04)      -    (.04)
  Cumulative effect of
   accounting change                   -       -       -    (.32)
----------------------------------------------------------------------
  Net income (loss)                $0.55  $(1.74)  $0.40  $(1.25)
======================================================================

CASH DIVIDENDS PER COMMON SHARE    $0.35   $0.35   $0.70   $0.70
======================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   2

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
======================================================================
(millions)                                 June 30       December 31
----------------------------------------------------------------------
                                             1999           1998
----------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                 $   39          $   94
 Receivables, less allowances of $9
  (1998 - $14)                                798             894
 Inventories                                  536             500
 Prepaid expenses and other                   114             114
----------------------------------------------------------------------
   Total current assets                     1,487           1,602
Unincorporated joint ventures and
 associated companies                       1,569           1,478
Property, plant and equipment               4,294           4,282
Less allowances for depreciation and
 amortization                               2,298           2,258
----------------------------------------------------------------------
                                            1,996           2,024
Deferred taxes and other assets               909           1,030
----------------------------------------------------------------------
Total assets                               $5,961          $6,134
======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, accrued and other
  liabilities                              $  774          $  929
 Short-term borrowings                        305             116
 Long-term debt                               112             196
----------------------------------------------------------------------
   Total current liabilities                1,191           1,241
Long-term debt                              1,098           1,035
Postretirement benefits                     1,019           1,029
Environmental, deferred taxes and other
 liabilities                                  598             635
Stockholders' equity:
 Common stock                               1,538           1,533
 Retained earnings                          1,202           1,222
 Treasury stock, at cost                     (626)           (526)
 Accumulated other comprehensive income       (59)            (35)
----------------------------------------------------------------------
   Total stockholders' equity               2,055           2,194
----------------------------------------------------------------------
Contingent liabilities (Note 8)
Total liabilities and stockholders'
 equity                                    $5,961          $6,134
======================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   3

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
======================================================================
----------------------------------------------------------------------
Six months ended June 30 (millions)                    1999     1998
----------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income (loss)                                   $  25     $ (91)
 Adjustments to reconcile to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                       117       136
   Operational restructuring effects                     -       304
   Deferred taxes and other                             (8)     (104)
   Extraordinary item                                    -         3
   Cumulative effect of accounting change                -        23
   Changes in operating assets and liabilities net
    of effects of dispositions:
    Accounts payable, accrued and other liabilities    (66)     (125)
    Receivables                                        (25)      (15)
    Inventories                                        (49)       82
    Environmental and restructuring liabilities        (25)      (24)
    Other                                              (32)      (70)
----------------------------------------------------------------------
Net cash provided by (used in) operating activities    (63)      119

INVESTING ACTIVITIES
 Capital investments:
   Operational                                         (55)      (57)
   Strategic                                          (165)      (72)
 Operational restructuring proceeds                    204       273
 Other                                                  (7)       (3)
----------------------------------------------------------------------
Net cash provided by (used in) investing activities    (23)      141

FINANCING ACTIVITIES
 Increase (decrease) in short-term borrowings          191        (4)
 Proceeds from long-term debt                          250       100
 Reduction of long-term debt                          (270)      (60)
 Cash dividends paid                                   (45)      (51)
 Repurchase of common stock                           (100)     (126)
 Stock options exercised                                 5        11
----------------------------------------------------------------------
Net cash provided by (used in) financing activities     31      (130)

CASH AND CASH EQUIVALENTS
 Net increase (decrease)                               (55)      130
 At beginning of period                                 94        70
----------------------------------------------------------------------

At end of period                                     $  39     $ 200
======================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  4

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
=======================================================================
-----------------------------------------------------------------------
Six months ended June 30                           1999         1998
-----------------------------------------------------------------------
SHARES (thousands):
 Common stock
   Balance at January 1                           74,105       73,909
   Issued under employee benefit plans                78          194
-----------------------------------------------------------------------
   Balance at June 30                             74,183       74,103
-----------------------------------------------------------------------

 Treasury stock
   Balance at January 1                           (9,648)           -
   Purchased and held as Treasury stock           (1,694)      (2,009)
-----------------------------------------------------------------------
   Balance at June 30                            (11,342)      (2,009)
-----------------------------------------------------------------------
 Net common shares outstanding                    62,841       72,094
-----------------------------------------------------------------------

DOLLARS (millions):
 Common stock
   Balance at January 1                           $1,533       $1,521
   Issued under employee benefit plans                 5           12
-----------------------------------------------------------------------
   Balance at June 30                             $1,538       $1,533
-----------------------------------------------------------------------

 Retained earnings
   Balance at January 1                           $1,222       $1,253
   Net income (loss)                                  25          (91)
   Cash dividends declared for common stock          (45)         (51)
-----------------------------------------------------------------------
   Balance at June 30                             $1,202       $1,111
-----------------------------------------------------------------------

 Treasury stock
   Balance at January 1                           $ (526)      $    -
   Purchased and held as Treasury stock             (100)        (126)
-----------------------------------------------------------------------
   Balance at June 30                             $ (626)      $ (126)
-----------------------------------------------------------------------

 Accumulated other comprehensive income (loss)
   Balance at January 1                           $  (35)      $  (35)

   Foreign currency translation adjustments          (25)          (9)
   Income taxes                                        1           (6)
                                                -----------------------
   Other comprehensive income (loss)                 (24)         (15)
-----------------------------------------------------------------------
   Balance at June 30                             $  (59)      $  (50)
-----------------------------------------------------------------------
 Total stockholders' equity                       $2,055       $2,468
-----------------------------------------------------------------------

COMPREHENSIVE INCOME (millions):
 Net income (loss)                                $   25       $  (91)
 Other comprehensive income (loss)                   (24)         (15)
-----------------------------------------------------------------------
 Comprehensive income (loss)                      $    1       $ (106)
-----------------------------------------------------------------------

Comprehensive income (loss) was income of $30 million for the second quarter of 1999 and a loss of $133 million in the second quarter of 1998.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   5

             REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     Quarters Ended June 30, 1999 and 1998


1.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods of 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain amounts have been reclassified to conform to the 1999 presentation. In the tables, dollars are in millions, except per share and per pound amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.


2.  ACCOUNTING POLICIES
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted the SOP in the second quarter of 1998 and recognized a charge for the cumulative effect of accounting change of $23 million. First quarter 1998 results were retroactively restated to reflect this accounting change.

ACCOUNTING FOR THE COSTS OF DEVELOPING OR OBTAINING INTERNAL-USE SOFTWARE
In the first quarter of 1999, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires qualifying computer software costs incurred in connection with obtaining or developing software for internal use to be capitalized. In prior years, the Company capitalized costs of purchased software and expensed internal costs of developing software. The effect of adopting this SOP was not material to interim 1999 results, and is not expected to be material for the full year.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt this statement by January 1, 2001. The Company has not determined the impact this statement will have on its financial position or results of operations.


3.  OPERATIONAL RESTRUCTURING
In the first quarter of 1999, the final closing of the sale of the Company's Alabama can stock complex occurred. This sale essentially completed the Company's restructuring activities.

In the first half of 1998, the Company sold the following:

o    U.S. recycling operations
o    Canadian extrusion facilities
o    European rolling mill operations
o    an Illinois sheet and plate plant

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

                                                  Quarters ended June 30
                                               ----------------------------
                                                    1999          1998
                                               ----------------------------
Income (numerator):
 Income (loss) before extraordinary loss and
  cumulative effect of accounting change
  (Basic and Diluted)                                  $35         $(123)

Average shares (denominator):
 Basic                                          64,141,000    72,056,000
 Effect of dilutive securities:
   Stock options                                   208,000             -
   Stock potentially issuable under a long-term
    incentive plan                                  62,000             -
                                               ----------------------------
 Diluted                                        64,411,000    72,056,000
                                               ----------------------------

Per share amount:
 Basic                                                $.55        $(1.70)
 Diluted                                              $.55        $(1.70)

Antidilutive securities excluded:
 Stock options                                   2,177,000     5,411,000

                                                 Six Months ended June 30
                                               ----------------------------
                                                    1999          1998
                                               ----------------------------
Income (numerator):
 Income (loss) before extraordinary loss and
  cumulative effect of accounting change
  (Basic and Diluted)                                  $25          $(65)

Average shares (denominator):
 Basic                                          64,307,000    72,612,000
 Effect of dilutive securities:
   Stock options                                   116,000             -
   Stock potentially issuable under a long-
    term incentive plan                             31,000             -
                                               ----------------------------
 Diluted                                        64,454,000    72,612,000
                                               ----------------------------

Per share amount:
 Basic                                                $.40        $(0.89)
 Diluted                                              $.40        $(0.89)

Antidilutive securities excluded:
 Stock options                                   3,148,000     5,493,000

6.  FINANCING ARRANGEMENTS
In the first half of 1999, the Company:


o    borrowed $150 million under its credit facilities that bear interest at
     a variable rate (5.4% at June 30, 1999,   based on the London Interbank
     Offer Rate) and require repayment in a lump sum in 2001.

o issued $100 million of medium-term notes (at a fixed rate of 7%) which require annual principal repayments of $20 million between 2005 and 2009.

7.  COMPANY OPERATIONS
Certain amounts for the second quarter and six months ended 1998 have been reclassified to conform to the 1999 presentation. The principal reclassification was to move corporate amounts from the Other category to reconciling items.

                                             Packaging      Construction
                                 Base           and              and
                               Materials      Consumer      Distribution
============================================================================
Second Quarter 1999
Customer aluminum shipments       215           38                51
Intersegment aluminum
 shipments                         48            -                 -
---------------------------------------------------------------------------
Total aluminum shipments          263           38                51
===========================================================================

Revenues:
 Aluminum                        $314         $206              $170
 Nonaluminum                       85          148                79
Intersegment revenues -
 aluminum                          66            -                 -
---------------------------------------------------------------------------
Total revenues                   $465         $354              $249
===========================================================================

Segment operating income
 (loss)                          $ 55         $ 42              $ 13
Inventory accounting
 adjustments
Corporate amounts
---------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
---------------------------------------------------------------------------

Net income
===========================================================================

Second Quarter 1998
Customer aluminum shipments       168           37                46
Intersegment aluminum
 shipments                         82            -                 -
---------------------------------------------------------------------------
Total aluminum shipments          250           37                46
===========================================================================

Revenues:
 Aluminum                        $268         $205              $170
 Nonaluminum                      114          144                81
Intersegment revenues -
 aluminum                         126            -                 -
---------------------------------------------------------------------------
Total revenues                   $508         $349              $251
===========================================================================

Segment operating income
 (loss)                          $ 95         $ 40              $  8
Inventory accounting
 adjustments
Corporate amounts
Operational restructuring
 effects - net
---------------------------------------------------------------------------
Corporate operating income
 (loss)

Interest expense
Taxes on income
Extraordinary loss
---------------------------------------------------------------------------

Net income (loss)
===========================================================================

The reconciling amounts for nonaluminum revenues relate to corporate activities.



                            Transportation     Restructuring    Other
============================================================================
Second Quarter 1999
Customer aluminum shipments        20                 -           16
Intersegment aluminum
 shipments                          -                 -            -
---------------------------------------------------------------------------
Total aluminum shipments           20                 -           16
============================================================================

Revenues:
 Aluminum                        $106              $  -          $39
 Nonaluminum                        -                 -            8
Intersegment revenues -             -                 -            -
 aluminum
---------------------------------------------------------------------------
Total revenues                   $106              $  -          $47
============================================================================

Segment operating income
 (loss)                          $ (6)             $  -          $ -
Inventory accounting
 adjustments
Corporate amounts
---------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
---------------------------------------------------------------------------

Net income
============================================================================


Second Quarter 1998
Customer aluminum shipments        15              103             9
Intersegment aluminum shipments     -                2             -
---------------------------------------------------------------------------
Total aluminum shipments           15              105             9
============================================================================

Revenues:
 Aluminum                         $80             $461           $25
 Nonaluminum                        -                4            11
Intersegment revenues -             -                5             -
 aluminum
---------------------------------------------------------------------------
Total revenues                    $80             $470           $36
============================================================================

Segment operating income (loss)   $(7)            $ 42           $ 1
Inventory accounting
 adjustments
Corporate amounts
Operational restructuring
 effects - net
---------------------------------------------------------------------------
Corporate operating income
 (loss)

Interest expense
Taxes on income
Extraordinary loss
---------------------------------------------------------------------------

Net income (loss)
============================================================================


                                  Total       Reconciling
                                Segments         Items       Consolidated
============================================================================
Second Quarter 1999
Customer aluminum shipments         340              -             340
Intersegment aluminum
 shipments                           48            (48)              -
---------------------------------------------------------------------------
Total aluminum shipments            388            (48)            340
============================================================================

Revenues:
 Aluminum                        $  835         $    -          $  835
 Nonaluminum                        320              6             326
Intersegment revenues -
 aluminum                            66            (66)              -
---------------------------------------------------------------------------
Total revenues                   $1,221         $  (60)         $1,161
============================================================================

Segment operating income
 (loss)                          $  104         $    -          $  104
Inventory accounting
 adjustments                                                        (4)
Corporate amounts                                                  (34)
---------------------------------------------------------------------------
Corporate operating income                                          66

Interest expense                                                   (18)
Taxes on income                                                    (13)
---------------------------------------------------------------------------

Net income                                                      $   35
============================================================================


Second Quarter 1998
Customer aluminum shipments         378              -             378
Intersegment aluminum
 shipments                           84            (84)              -
---------------------------------------------------------------------------
Total aluminum shipments            462            (84)            378
============================================================================

Revenues:
 Aluminum                        $1,209         $    -          $1,209
 Nonaluminum                        354             16             370
Intersegment revenues -
 aluminum                           131           (131)              -
---------------------------------------------------------------------------
Total revenues                   $1,694         $ (115)         $1,579
============================================================================

Segment operating income
 (loss)                          $  179         $    -          $  179
Inventory accounting
 adjustments                                                         1
Corporate amounts                                                  (38)
Operational restructuring
 effects - net                                                    (304)
---------------------------------------------------------------------------
Corporate operating income
 (loss)                                                           (162)

Interest expense                                                   (33)
Taxes on income                                                     72
Extraordinary loss                                                  (3)
---------------------------------------------------------------------------

Net income (loss)                                               $ (126)
============================================================================

                                                 Packaging    Construction
                                      Base          and            and
                                   Materials     Consumer     Distribution
=============================================================================
Six Months ended June 30, 1999
Customer aluminum shipments            427           71             98
Intersegment aluminum shipments        104            -              -
-----------------------------------------------------------------------------
Total aluminum shipments               531           71             98
=============================================================================

Revenues:
 Aluminum                           $  616         $384           $329
 Nonaluminum                           160          282            157
Intersegment revenues - aluminum       147            -              -
----------------------------------------------------------------------------
Total revenues                      $  923         $666           $486
============================================================================

Segment operating income (loss)     $   69         $ 68           $ 21
Inventory accounting adjustments
Corporate amounts
----------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
----------------------------------------------------------------------------

Net income
============================================================================

Six Months ended June 30, 1998
Customer aluminum shipments            313           67             92
Intersegment aluminum shipments        181            -              -
----------------------------------------------------------------------------
Total aluminum shipments               494           67             92
============================================================================

Revenues:
 Aluminum                           $  515         $380           $335
 Nonaluminum                           229          280            163
Intersegment revenues - aluminum       289            -              -
----------------------------------------------------------------------------
Total revenues                      $1,033         $660           $498
============================================================================

Segment operating income (loss)     $  174         $ 62           $ 16
Inventory accounting adjustments
Corporate amounts
Operational restructuring effects
 - net
----------------------------------------------------------------------------
Corporate operating income (loss)

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting
 change
----------------------------------------------------------------------------

Net income (loss)
============================================================================

The reconciling amounts for nonaluminum revenues relate to corporate activities.

                                   11


                                Transportation     Restructuring    Other
============================================================================
Six Months ended June 30, 1999
Customer aluminum shipments            37                 -           30
Intersegment aluminum shipments         -                 -            -
----------------------------------------------------------------------------
Total aluminum shipments               37                 -           30
============================================================================

Revenues:
 Aluminum                            $200              $  -          $64
 Nonaluminum                            -                 -            9
Intersegment revenues -
 aluminum                               -                 -            -
----------------------------------------------------------------------------
Total revenues                       $200              $  -          $73
============================================================================

Segment operating income (loss)      $ (8)             $  -          $ 3
Inventory accounting
 adjustments
Corporate amounts
----------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
----------------------------------------------------------------------------

Net income
============================================================================

Six Months ended June 30, 1998
Customer aluminum shipments            31               219           18
Intersegment aluminum shipments         -                 4            -
----------------------------------------------------------------------------
Total aluminum shipments               31               223           18
============================================================================

Revenues:
 Aluminum                            $167              $937          $55
 Nonaluminum                            -                 9           12
Intersegment revenues -
 aluminum                               -                12            -
----------------------------------------------------------------------------
Total revenues                       $167              $958          $67
============================================================================

Segment operating income (loss)      $ (7)             $ 80          $ 2
Inventory accounting
 adjustments
Corporate amounts
Operational restructuring
 effects - net
----------------------------------------------------------------------------
Corporate operating income
 (loss)

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting
 change
----------------------------------------------------------------------------

Net income (loss)
============================================================================

The reconciling amounts for nonaluminum revenues relate to corporate activities.




                                  Total       Reconciling
                                Segments         Items       Consolidated
============================================================================
[S]                              [C]            [C]             [C]
Six Months ended June 30, 1999
Customer aluminum shipments         663             -              663
Intersegment aluminum shipments     104          (104)               -
----------------------------------------------------------------------------
Total aluminum shipments            767          (104)             663
============================================================================

Revenues:
 Aluminum                        $1,593         $   -           $1,593
 Nonaluminum                        608            28              636
Intersegment revenues -
 aluminum                           147          (147)               -
----------------------------------------------------------------------------
Total revenues                   $2,348         $(119)          $2,229
============================================================================

Segment operating income (loss)  $  153         $   -           $  153
Inventory accounting
 adjustments                                                        (2)
Corporate amounts                                                  (81)
----------------------------------------------------------------------------
Corporate operating income                                          70

Interest expense                                                   (38)
Taxes on income                                                     (7)
----------------------------------------------------------------------------

Net income                                                      $   25
============================================================================



Six Months ended June 30, 1998
Customer aluminum shipments         740             -              740
Intersegment aluminum shipments     185          (185)               -
----------------------------------------------------------------------------
Total aluminum shipments            925          (185)             740
============================================================================

Revenues:
 Aluminum                        $2,389         $   -           $2,389
 Nonaluminum                        693            29              722
Intersegment revenues -
 aluminum                           301          (301)               -
----------------------------------------------------------------------------
Total revenues                   $3,383         $(272)          $3,111
============================================================================

Segment operating income (loss)  $  327         $   -           $  327
Inventory accounting
 adjustments                                                         4
Corporate amounts                                                  (71)
Operational restructuring
 effects - net                                                    (304)
----------------------------------------------------------------------------
Corporate operating income
 (loss)                                                            (44)

Interest expense                                                   (67)
Taxes on income                                                     46
Extraordinary loss                                                  (3)
Cumulative effect of accounting
 change                                                            (23)
----------------------------------------------------------------------------

Net income (loss)                                               $  (91)
============================================================================
[/TABLE]

8.  CONTINGENT LIABILITIES
As previously disclosed in the Company's 1998 Form 10-K, the Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party
(PRP), with others, at various Environmental Protection Agency-designated Superfund sites. The Company has recorded amounts (on an undiscounted basis) which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements.

Estimated costs for future environmental compliance and remediation are necessarily imprecise because of factors such as:

o    continuing evolution of environmental laws and regulatory requirements
o    availability and application of technology
o    identification of presently unknown remediation requirements
o    cost allocations among PRPs

Further, it is not possible to predict the amount or timing of future costs of environmental remediation that may subsequently be determined. Based on information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position. However, such costs could be material to results of operations in a future interim or annual reporting period.


9. CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY OF CANADA, LTD.
Financial statements and financial statement schedules for Canadian Reynolds Metals Company, Ltd. and Reynolds Aluminum Company of Canada, Ltd. have been omitted because certain securities registered under the Securities Act of 1933, of which these wholly owned subsidiaries of Reynolds Metals Company (Reynolds) are obligors (thus subjecting them to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by Reynolds. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the footnotes to the financial statements of Reynolds. Summarized financial information is as follows:

Canadian Reynolds Metals Company, Ltd.

                           Quarters Ended June 30    Six Months Ended June 30
                          ------------------------  --------------------------
                              1999      1998             1999       1998
                          ------------------------  --------------------------
Net Sales:
 Customers                    $132      $ 90             $242       $183
 Parent and related companies   84       118              184        249
                          ------------------------  --------------------------
                              $216      $208             $426       $432

Cost of products sold          189       176              385        361

Net income                    $  9      $ 21             $ 15       $ 49

                                    June 30       December 31
                                      1999            1998
                                --------------------------------
Current assets                       $  345         $  155
Noncurrent assets                     1,196          1,206
Current liabilities                    (121)          (100)
Noncurrent liabilities                 (531)          (379)

9.  CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM
    COMPANY OF CANADA, LTD. - continued

Reynolds Aluminum Company of Canada, Ltd.

                            Quarters Ended June 30   Six Months Ended June 30
                           ------------------------ --------------------------
                                1999      1998           1999       1998
                           ------------------------ --------------------------
Net Sales:
 Customers                      $132      $112           $242       $231
 Parent and related companies     84       114            184        239
                           ------------------------ --------------------------
                                $216      $226           $426       $470

Cost of products sold            190       194            385        395

Net income                      $  8      $ 18           $ 15       $ 47


                                   June 30     December 31
                                    1999          1998
                                -----------------------------
Current assets                     $  334       $  186
Noncurrent assets                   1,212        1,228
Current liabilities                  (121)        (103)
Noncurrent liabilities               (538)        (389)

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

RECENT DEVELOPMENTS
-------------------
By letter dated August 11, 1999, Alcoa Inc. made an unsolicited offer to acquire all outstanding shares of Reynolds in a transaction in which approximately half of the shares would be exchanged for $65 cash and the remaining half of the shares would be exchanged for the equivalent value in Alcoa shares (or 0.9784 of a share of Alcoa.). Alcoa also indicated that it would be willing to permit all Reynolds stockholders to exchange all of their Reynolds shares for Alcoa shares, if the Board of Reynolds or Reynolds' stockholders found an all stock transaction to be desirable.

At a special meeting held on August 15, 1999 to consider the Alcoa offer, the Reynolds' Board of Directors unanimously determined that the consideration offered by Alcoa was inadequate for Reynolds stockholders. In reaching its determination, the Board considered, among other things, the opinion of Reynolds' financial advisor, Merrill Lynch & Co. The Board also unanimously determined that Reynolds, with the assistance of Merrill Lynch, should explore all alternatives to maximize shareholder value, including the sale of the company.

On August 16, 1999, Alcoa announced that it would commence a cash tender offer during the week for all outstanding shares of Reynolds at $65 per share. Alcoa also stated that it would file during the week preliminary consent solicitation materials to solicit written consent to, among other things, remove the current Board of Reynolds and elect an independent slate of directors that would redeem Reynolds' rights plan and take certain other steps that would facilitate a sale of the company.

RESULTS OF OPERATIONS
---------------------
Net income was $35 million for the second quarter of 1999 and $25 million for the six months of 1999 compared with net losses of $126 million for the second quarter of 1998 and $91 million for the six months of 1998. In addition to the extraordinary loss and cumulative effect of accounting change shown in the table below, the second quarter and six months of 1998 included non-recurring, after-tax charges of $196 million for operational restructuring. For additional information concerning the operational restructuring charges, see Note 3 to the consolidated financial statements.

Our pre-tax results for the second quarter and six months of 1999 were adversely affected by:

o lower realized aluminum pricing ($47 million in the second quarter and $127 million in the six month period compared to the 1998 periods) which primarily affected the Base Materials global business unit
o loss of income from sold operations was $42 million in the second quarter and $80 million in the six month period compared to the 1998 periods (these amounts include $17 million in the second quarter of 1998 and $37 million in the six months of 1998 for the ceasing of depreciation of assets held for sale)

We offset a portion of the shortfall with increased shipping volume in our Base Materials and Packaging and Consumer businesses, lower conversion costs, and lower interest and SG&A expenses. These benefits improved pre-tax results by $42 million in the second quarter and $71 million in the six month period compared to the 1998 periods. In addition, our results for the six months of 1999 include foreign currency related losses and charges, principally in Brazil, of $12 million that we recognized in the first quarter of 1999.

---------------------

                                              Second Quarter     Six Months
                                             ----------------  ---------------
                                              1999      1998    1999    1998
                                             ----------------  ---------------
RESULTS
Income (loss) before extraordinary
 loss and cumulative effect of
 accounting change                           $  35    $ (123)   $  25  $  (65)
Extraordinary loss (see Note 4)                  -        (3)       -      (3)
Cumulative effect of accounting change
 (see Note 2)                                    -         -        -     (23)
                                             ----------------  ---------------
Net income (loss)                            $  35    $ (126)   $  25  $  (91)
                                             ================  ===============

EARNINGS PER SHARE - BASIC
Income (loss) before extraordinary
 loss and cumulative effect of
 accounting change                           $0.55    $(1.70)   $0.40  $(0.89)
Extraordinary loss                               -      (.04)       -    (.04)
Cumulative effect of accounting change           -         -        -    (.32)
                                             ----------------  ----------------
Net income (loss)                            $0.55    $(1.74)   $0.40   $(1.25)
                                             ================  ================

AVERAGE REALIZED PRICE PER POUND
Primary aluminum                             $0.67    $ 0.73    $0.66   $ 0.75
Fabricated aluminum products                 $1.89    $ 2.04    $1.90   $ 1.99



GLOBAL BUSINESS UNITS
The Company is organized into four market-based, global business units. The four global business units and their principal products are as follows:

o Base Materials - alumina, carbon products, primary aluminum ingot and billet, and electrical rod
o Packaging and Consumer - aluminum and plastic packaging and consumer products; printing products
o Construction and Distribution - architectural construction products and the distribution of a wide variety of aluminum and stainless steel products
o Transportation - aluminum wheels, heat exchangers and automotive structures


BASE MATERIALS

                                 Second Quarter        Six Months
                               ------------------  -----------------
                                  1999     1998      1999     1998
                               ------------------  -----------------
    Aluminum shipments:
      Customer                     215      168       427       313
      Internal                      48       82       104       181
                               ------------------  -----------------
      Total                        263      250       531       494
                               ==================  =================

    Revenues:
      Customer - aluminum         $314     $268      $616    $  515
               - nonaluminum        85      114       160       229
      Internal - aluminum           66      126       147       289
                               ------------------  -----------------
      Total                       $465     $508      $923    $1,033
                               ==================  =================

    Operating income              $ 55     $ 95      $ 69    $  174
                               ==================  =================

The increase in customer aluminum shipments in the second quarter and six months of 1999 reflects strong demand for our value-added products (foundry and sheet ingot, billet and rod), which made up approximately 75% of the primary aluminum shipments in these periods. Our available supply to meet customer demand has increased because we no longer need to supply downstream fabricating operations that have been sold, and we restarted idled capacity in 1998.

---------------------
GLOBAL BUSINESS UNITS
In addition to reflecting the changes in shipping volume, aluminum revenues in the second quarter and six months of 1999 were significantly affected by lower prices for primary aluminum.

Nonaluminum revenues were lower because of:

o significantly lower prices for alumina - approximately 10% to 15% lower than the second quarter and six months of 1998
o    lower prices for carbon products
o lower customer shipments of alumina and carbon products due to weaker demand and greater internal use resulting from our restart of idled primary aluminum capacity in 1998

The most significant factor affecting operating profit in the second quarter and six months of 1999 was lower prices for most products. We were able to offset some of this decline with higher shipments of primary aluminum products, improved capacity utilization, and lower material and conversion costs.

Bonneville Power Administration ("BPA") supplies electricity to our smelters at Longview, Washington and Troutdale, Oregon. The current contract with BPA expires in October 2001. BPA has proposed reducing the amount of power supplied to the smelters by one-third and pricing the power on a formula under which charges would vary with world aluminum prices. Assuming "average" world aluminum prices (with the basis for determining what is "average" yet to be settled), the rate charged to Reynolds for the period 2001-2006 would increase by 13% over what we currently pay. We would also have to find other sources for the balance of our power needs. The BPA proposal is subject to full consideration in a rate case, in which we can present arguments to improve the offered rate, and other parties can challenge both the quantity of power being provided to the Reynolds smelters and the rates at which it is to be provided. We expect to participate actively in the resolution of this issue and to continue assessing alternate power sources for the two smelters.

We have a 10% equity interest in the Aluminum Smelter Company of Nigeria. The smelter has closed indefinitely due to a lack of working capital. The closing has no material effect on our operations or financial position.


PACKAGING AND CONSUMER

                                 Second Quarter        Six Months
                                ----------------    ---------------
                                 1999     1998       1999     1998
                                ----------------    ---------------
  Customer aluminum shipments      38       37         71       67

    Revenues:
      Customer - aluminum        $206     $205       $384     $380
               - nonaluminum      148      144        282      280
                                ----------------    ---------------
      Total                      $354     $349       $666     $660
                                ================    ===============

      Operating income           $ 42     $ 40       $ 68     $ 62
                                ================    ===============

Shipments and revenues were higher in the second quarter and six months of 1999 because of strong demand for most products, despite declining demand in the tobacco market. The volume impact on revenues was partly offset by pricing pressures in our flexible packaging operations. Operating income was higher in the second quarter and six months of 1999 because of the higher shipping volume and lower conversion costs.

---------------------
GLOBAL BUSINESS UNITS - continued
CONSTRUCTION AND DISTRIBUTION

                                  Second Quarter       Six Months
                                ----------------    ---------------
                                  1999     1998       1999    1998
                                ----------------    ---------------
   Customer aluminum shipments      51       46         98      92

     Revenues:
       Customer - aluminum        $170     $170       $329    $335
                - nonaluminum       79       81        157     163
                                ----------------    ---------------
     Total                        $249     $251       $486    $498
                                ================    ===============

     Operating income             $ 13     $  8       $ 21    $ 16
                                ================    ===============

Shipments increased in the second quarter and six months of 1999 because of strong demand for most distribution products. Shipments of construction products reflected weak conditions in several markets outside the U.S., such as Germany and Southeast Asia. Excluding Southeast Asia, sales of our aluminum composite material, Reynobond, were ahead of last year and were particularly strong in Europe and Latin America.

Revenues decreased because of lower prices for most products. The decline in prices for aluminum products reflects the general global weakening of aluminum prices from those realized in 1998. Prices for stainless steel products were lower due to global supply/demand imbalances and lower material costs.

The substantial increase in operating income reflects the benefits of increased volume and margins. Conversion costs and expenses were lower except for the effect of start-up of construction operations in Europe and China. The effects of lower prices were offset by lower material costs.

TRANSPORTATION

                                       Second Quarter     Six Months
                                      ----------------  ---------------
                                        1999    1998     1999    1998
                                      ----------------  ---------------
   Customer aluminum shipments            20      15       37      31

   Customer revenues                    $106     $80     $200    $167
   Operating income                       (6)     (7)      (8)     (7)
                                      ================  ===============

Shipments and revenues were higher in the second quarter and six months of 1999 because of strong demand for cast and forged aluminum wheels. Our available supply increased due to improved capacity utilization and the completion of the expansion of our Virginia forged aluminum wheel plant in February 1999.

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

---------------------
GLOBAL BUSINESS UNITS - continued
RESTRUCTURING
The final closing of the sale of the Alabama can stock complex occurred at the end of the first quarter of 1999. The Company had signed a definitive sales agreement in December 1998 covering the disposition of the complex and agreed to operate it on behalf of the buyer for a management fee until all administrative aspects of the transaction could be completed. As a result, no revenues or operating results are included in the Restructuring category in 1999.

OTHER
The Other category consists principally of operations in emerging markets, European extrusion operations and investments in Canada, Latin America and Saudi Arabia.

RECONCILING ITEMS
The increase in corporate expenses in the six months of 1999 was due to foreign currency related losses and charges, principally in Brazil.

For additional information concerning the global business units, see Note 7 to the consolidated financial statements.

INTEREST EXPENSE
Interest expense decreased in both 1999 periods because of:

o    lower amounts of debt outstanding
o lower average interest rates due to extinguishing higher cost debt
o    higher amounts for capitalized interest

TAXES ON INCOME
The effective tax rates reflected in the income statement differ from the U.S. federal statutory rate principally because of the following:

o    foreign taxes at different rates
o    the effects of percentage depletion allowances
o    credits and other tax benefits


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

---------------------
YEAR 2000 READINESS DISCLOSURE - continued
GOAL - continued
Our program is led by our Year 2000 Program Management Office, which recommends processes and tools for year 2000 remediation to the Company's business units and monitors progress. The Program Management Office consolidates progress information into monthly status reports for review by management, the Company's internal auditors and the Board of Directors. The Audit Committee of the Board of Directors is also given periodic briefings on progress and plans from the Program Management Office.

YEAR 2000 REMEDIATION PROJECT
We have substantially completed preparation of our critical, date-sensitive computer systems, processes and interfacing software for the year 2000. Our preparation included five phases: (1) inventory, (2) planning, (3) conversion, (4) pre-installation testing and (5) installation. We measure progress on remediation projects as a percentage of actual staff hours expended to staff hours projected. As of June 30, 1999, remediation of both our information systems and our non-information systems (e.g., manufacturing and mechanical systems) was approximately 99% complete. We continue to monitor our computer and software vendors' readiness statements to assure that readiness changes in their products do not negatively affect our systems.

QUALITY ASSURANCE
In addition to completing our year 2000 remediation project, we are validating our remediation efforts with post-installation testing of certain critical computer systems. During the remainder of 1999, we also expect to respond to and initiate requests to test with certain suppliers, customers and government agencies after they ready their systems.

CONTINGENCY PLANNING
An ongoing key aspect of the Company's contingency planning for the year 2000 focuses on assessment of the business impact on the Company resulting from the possible failure of our suppliers to provide needed products and services. We have surveyed those suppliers who are deemed to be critical to each of our operating locations, even though the products or services they provide may not be material to the Company's business as a whole, to assess their year 2000 readiness. We are currently monitoring over 1,800 suppliers and are rating them low, medium or high risk in their progress toward being ready for the year 2000. Critical suppliers rated as high risk are receiving our immediate attention for contingency planning or other measures such as identifying additional sources of supply for critical materials.

As of June 30, 1999, we were on schedule with our third party evaluation, having completed approximately 64% of the projected total effort that we currently estimate will be needed. Early in the fourth quarter of 1999, we plan to have identified additional sources of supply or developed other contingency plans with respect to those critical suppliers who are not ranked as low risk. We will continue monitoring these suppliers into the year 2000. In addition, we are responding to customer inquiries regarding our year 2000 program and our progress in addressing the issue. We also are evaluating the year 2000 readiness of certain of our largest customers, none of which are material to our operations as a whole. We have not determined the potential costs of business disruptions from supplier or customer non-performance.

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

---------------------
YEAR 2000 READINESS DISCLOSURE - continued
COSTS
The total cost of our Year 2000 remediation project is currently expected to be approximately $22 million. As of June 30, 1999, we had incurred approximately $21 million, which includes labor, equipment and license costs. Our cost projections include approximate costs for post-installation testing and contingency planning.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
WORKING CAPITAL


                               June 30     December 31
                                 1999         1998
                             -----------  -------------

   Working capital               $296         $361
   Ratio of current assets
    to current liabilities      1.2/1        1.3/1

OPERATING ACTIVITIES
Cash from operating activities in the six months of 1999 was used principally to fund accounts payable, accrued and other liabilities and to increase inventories in anticipation of improved shipping levels.

INVESTING ACTIVITIES
Capital investments totaled $220 million in the first half of 1999. This amount includes $55 million for operating requirements (replacement equipment, environmental control projects, etc.). The remainder was for strategic projects
(performance improvements, investments, etc.) principally carried forward from 1998, including:

o    expanding the Worsley Alumina Refinery in Australia
o    modernizing U.S. foil plants
o acquiring two producers of flexographic separations and plates for the packaging industry in the U.S. and Canada
o establishing a foodservice packaging and consumer products subsidiary in Brazil
o expanding a plant in Europe that will produce composite architectural products
o    opening new metals distribution centers
o expanding a forged wheel plant in Virginia (completed in February 1999)
o expanding and modifying an automotive structures plant in Indiana


Total capital investments excluding acquisitions planned for 1999 (approximately $450 million) are primarily for those strategic projects now under way and continuing operating requirements.
We expect to fund these capital investments primarily with cash provided by operating activities supplemented with funds from financing activities. While the projected 1999 capital investments do not include amounts for acquisitions, we will evaluate opportunities that arise.

Part of the proceeds from operational restructuring was used to repurchase common stock.


FINANCING ACTIVITIES
In the first half of 1999, the Company:

o    increased short-term borrowings by $191 million
o    borrowed $150 million under our revolving credit facilities
     (see Note 6)
o issued $100 million of medium-term notes (see Note 6), reducing to $13 million the amount of debt securities available for issuance under our shelf registration

-------------------------------
FINANCING ACTIVITIES - continued
o repurchased common stock with part of the proceeds from sales of assets (see the Consolidated Statement of Changes in Stockholders' Equity)
o filed a shelf registration statement with the Securities and Exchange Commission to register an additional $150 million of unsecured debt securities (which has not yet been declared effective)

We used the proceeds from the borrowings to repay at maturity
$100 million of 9 3/8% debentures, to reduce borrowings under our revolving credit facilities, to make other scheduled debt payments and to supplementally fund operating and investing activities.


PORTFOLIO REVIEW
In the first quarter of 1999, the final closing of the sale of our can stock complex in Alabama occurred. This essentially completed our restructuring activities.


RISK FACTORS
------------
This section should be read in conjunction with Part I, Item 1 (Business), Item 3 (Legal Proceedings) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's 1998 Form 10-K and the preceding portions of this Item.

This report contains (and oral communications made by or on behalf of the Company may contain) forecasts, projections, estimates, statements of management's plans, objectives and strategies for the Company and other forward-looking statements<FN1>. The Company's expectations for the future and related forward-looking statements are based on a number of assumptions and forecasts, including:

o    world   economic  growth  and  other  economic  indicators
     (including rates of inflation, industrial production, housing starts and light vehicle sales)
o    trends in the Company's key markets
o    global aluminum supply and demand conditions
o    primary aluminum prices

By their nature, forward-looking statements involve risk and uncertainty, and various factors could cause the Company's actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

The Company is cautiously optimistic about the demand for aluminum for 1999. There are signs that the economies in Asia are beginning to recover. The economic situation in South America is also improving. The Company's outlook is for an increase in global primary aluminum consumption for 1999 of 2% to 3%. If the global economy completes its recovery in 2000 to 2001, we expect global aluminum consumption to grow by approximately 4% to 5% per year.

Economic and/or market conditions other than those forecasted by the Company in the preceding paragraph could cause the Company's actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized. The Company's outlook for 1999 and beyond could be jeopardized by a further delay of economic recovery in Asia and South America.

[FN]
________________________
<FN1> Forward-looking statements can be identified generally as those containing words such as "should," "will," "will likely result,"
"hope," "forecast," "outlook," "project," "estimate," "expect,"
"anticipate," or "plan" and words of similar effect.

------------
The following factors also could affect the Company's results:

o Primary aluminum is an internationally traded commodity.
  The price of primary aluminum is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. Because primary aluminum makes up a significant portion of the Company's shipments, changes in aluminum pricing have a rapid effect on the Company's operating results. The Company's use of contractual arrangements, including fixed-price sales contracts, fixed-price supply contracts, and forward, futures and option contracts, reduces its exposure to price volatility but does not eliminate it.

o The markets for most aluminum products are highly competitive. Certain of the Company's competitors are larger than the Company in terms of total assets and operations and have greater financial resources. Certain foreign governments are involved in the operation and/or ownership of certain competitors and may be motivated by political as well as economic considerations. In addition, aluminum competes with other materials, such as steel, plastics and glass, among others, for various applications in the Company's key markets. Plastic products compete with similar products made by the Company's competitors, as well as with products made of glass, aluminum, steel, paper, wood and ceramics, among others. Unanticipated actions or developments by or affecting the Company's competitors and/or the willingness of customers to accept substitutions for the products sold by the Company could affect results.

o The Company spends substantial capital and operating amounts relating to ongoing compliance with environmental laws. In addition, the Company is involved in remedial investigations and actions in connection with past disposal of wastes. The identification of additional material remediation sites in the future (that are presently unknown) at which the Company may be named as a potentially responsible party could have a material adverse effect on the Company's results of operations in a future interim or annual reporting period. Moreover, estimating future environmental compliance and remediation costs is imprecise due to:

       - continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company's operations
       - availability and application of technology
       - allocation of costs among potentially responsible parties

o The Company has investments and activities in various emerging markets, including Russia, China, India and Brazil. While emerging markets offer strong growth potential, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal systems less developed and predictable, and the possibility of various types of adverse government action more pronounced.

o Unanticipated material legal proceedings or investigations, or the disposition of those currently pending against the Company other than as anticipated by management and counsel, could have a material adverse effect on the Company's results of operations for a particular reporting period.

o Changes in the costs or availability of supply of power, resins, caustic soda, green coke and other raw materials can materially affect results. Substantial increases in power costs, particularly in the Pacific Northwest, may adversely affect the Company's primary aluminum production plants which require reliable, low-cost power.

o A number of the Company's operations are cyclical and can be influenced by economic conditions.

o A failure to complete the Company's major capital projects, such as expansion of the Worsley Alumina Refinery, as scheduled and within budget or a failure to launch successfully new growth or strategic business programs, such as the engine cradle program, could affect the Company's results.

------------
o The Company's results may be adversely affected if it fails to meet its year 2000 readiness goals. While the Company believes it has prepared substantially all of its information and non-information systems for the advent of the year 2000, a failure to locate and correct all relevant computer codes could result in disruptions of Company operations, some of which may be significant. Also, there can be no guarantee that other companies with which the Company does business will be converted on a timely basis or their failure to be year 2000 compliant will not have an adverse effect on the Company.

o A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's results.

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

                  PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Following the August 11, 1999 offer by Alcoa Inc. to acquire the Registrant, seven putative class actions on behalf of stockholders of the Registrant were filed in the Delaware Court of Chancery against the Registrant and certain present and former directors of the Registrant. The plaintiffs in those actions allege, among other things, that the director defendants have breached their fiduciary duties owed to the plaintiffs and other stockholders of the Registrant by failing to explore offers for the purchase of the Registrant or to engage in meaningful discussions with interested parties such as Alcoa; that they have attempted to deprive the plaintiffs of the true value of their investment in the Registrant; that they have failed to exercise ordinary care and diligence in the exercise of their fiduciary obligations; that they have attempted to entrench themselves in office; and that they have prevented the Registrant's stockholders from obtaining a fair price for their shares. The plaintiffs seek to enjoin a merger or other business combination of the Registrant with a third party unless pursuant to a procedure such as an auction to obtain the highest possible price for the Registrant. The plaintiffs also seek the entry of an order directing the director defendants, among other things, to carry out their fiduciary duties to the plaintiffs, to maximize shareholder value, to undertake an appropriate evaluation of the Registrant's net worth as a merger/acquisition candidate, to "create an active auction" for the Registrant, and to ensure that any conflicts of interest between the director defendants and their fiduciary obligation to maximize shareholder value are resolved in the best interests of the Registrant's public stockholders. In one of the actions, the plaintiffs also seek the entry of an order directing the director defendants not to use the Registrant's shareholder rights plan or other defensive measures to impede any bona fide offers for the Registrant. In addition, the plaintiffs seek damages in an unspecified amount, costs and disbursements, including attorneys' fees, and such other relief as the Delaware Court of Chancery deems appropriate.


ITEM 2.  CHANGES IN SECURITIES

     (a)      Recent Sales of Unregistered Securities

     Under the Registrant's Stock Plan for Outside Directors (the "Plan"), 126 phantom shares, in the aggregate, were granted to the Registrant's nine outside Directors on April 1, 1999, based on an average price of $48.4688 per share. These phantom shares represent dividend equivalents paid on phantom shares previously granted under the Plan. 756 phantom shares, in the aggregate, were granted to the nine outside Directors on June 30, 1999, based on an average price of $59.7813 per share. These phantom shares represent a quarterly installment of each outside Director's annual grant under the Plan.

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

     A description of the Plan is contained in the Registrant's
     Form 10-K for the year ended December 31, 1998 in Part II,
     Item 5 under the caption "Sale of Unregistered Securities".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Registrant was held on May 20, 1999. The stockholders (i) elected the eleven nominees named in the Registrant's proxy statement to serve as Directors,
(ii) approved the Reynolds Metals Company 1999 Nonqualified Stock Option Plan, (iii) approved the amended Reynolds Metals Company Performance

Incentive Plan, (iv) ratified the selection of Ernst
& Young LLP as independent auditors of the Registrant for 1999,
(v) defeated a stockholder proposal requesting endorsement of the CERES Principles, which provide standards for environmental performance and reporting, (vi) defeated a stockholder proposal related to global warming which requested the Registrant to make a report to stockholders by August 1999 on the greenhouse gas emissions from the Company's operations, and (vii) defeated a stockholder proposal requesting that the Registrant retain an investment banking firm to explore strategic alternatives for maximizing shareholder value. The number of votes cast for, against or withheld, the number of abstentions, and the number of broker non-votes, as applicable, with respect to each matter were as set forth below. No other matters were voted upon at the meeting.

         (i)        Election of Directors

                               Number Of Votes      Number Of Votes
           Name                   Cast "For"            Withheld
   ---------------------      -----------------    -----------------
   Patricia C. Barron             45,774,488          11,272,376
   John R. Hall                   45,768,628          11,277,236
   Robert L. Hintz                45,758,967          11,286,897
   William H. Joyce               45,777,065          11,268,799
   Mylle Bell Mangum              45,766,699          11,279,165
   D. Larry Moore                 45,773,007          11,272,857
   Randolph N. Reynolds           47,206,350           9,839,514
   James M. Ringler               45,773,741          11,272,123
   Samuel C. Scott, III           45,781,170          11,264,694
   Jeremiah J. Sheehan            47,184,026           9,861,838
   Joe B. Wyatt                   45,767,272          11,278,592

   (ii)  Adoption of Reynolds Metals Company 1999 Nonqualified
         Stock Option Plan

         Number of Votes Cast "For"           42,479,646
         Number of Votes Cast "Against"       11,799,667
         Number of Abstentions                 2,766,551

  (iii)  Approval of amended Reynolds Metals Company Performance
         Incentive Plan

         Number of Votes Cast "For"           50,081,745
         Number of Votes Cast "Against"        4,203,770
         Number of Abstentions                 2,760,348

   (iv)  Ratification of Selection of Ernst & Young LLP as
         Independent Auditors

         Number of Votes Cast "For"           54,130,539
         Number of Votes Cast "Against"          262,989
         Number of Abstentions                 2,652,335

    (v)  Stockholder Proposal Relating to the CERES Principles

         Number of Votes Cast "Against"       42,453,645
         Number of Votes Cast "For"            3,908,409
         Number of Abstentions                 5,735,632
         Number of Broker Non-Votes            4,948,178

   (vi)  Stockholder Proposal Relating to Global Warming

         Number of Votes Cast "Against"       43,519,803
         Number of Votes Cast "For"            3,284,475
         Number of Abstentions                 5,293,409
         Number of Broker Non-Votes            4,948,177

  (vii)  Stockholder Proposal to Retain an Investment
         Banking Firm to Explore Alternatives for
         Maximizing Shareholder Value

         Number of Votes Cast "Against"      49,078,059
         Number of Votes Cast "For"           7,967,805


ITEM 5.  OTHER INFORMATION

     On August 11, 1999, Alcoa Inc. made an unsolicited offer to acquire all outstanding shares of Reynolds in a transaction in which approximately half of the shares would be exchanged for $65 cash and the remaining half of the shares would be exchanged for the equivalent value in Alcoa shares (or 0.9784 of a share of Alcoa.). On August 16,
1999, Alcoa announced that it would commence a cash tender offer during the week for all outstanding shares of Reynolds at $65 per share and that it would file preliminary consent solicitation materials to solicit written consent, to among other things, remove the current Board of Reynolds and elect an independent slate of directors. For a discussion of these matters, see "Recent Developments" under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

         During the second quarter of 1999, the Registrant filed three Current Reports on Form 8-K with the Commission, each of which reported matters under Item 5:

         (1)  A Form 8-K filed April 1, 1999, reporting that the
              Registrant had completed the sale of its Alloys can stock complex in Alabama and its aluminum extrusion plant in Irurzun, Spain;

         (2) A Form 8-K filed May 28, 1999, containing the remarks given by Jeremiah J. Sheehan, Chairman of the Board and Chief Executive Officer of the Registrant, at the Registrant's annual meeting of stockholders held on May 20, 1999; and

         (3) A Form 8-K filed June 1, 1999, reporting that at a meeting of the Non-Ferrous Metals Analysts of New York, Mr. Sheehan had provided a status report on the strategic planning and analysis process the Registrant has undertaken involving management, the Registrant's Board of Directors, and the Registrant's investment bankers and containing excerpts from Mr. Sheehan's remarks.

          In addition, on July 20, 1999, the Registrant filed a Current Report on Form 8-K reporting that it had improved its segment reporting by removing corporate amounts from the Other category and presenting them as separate reconciling items. Filed with the report are reclassified segment disclosures related to the Registrant's financial reports for the quarters ended March 31, 1999 and 1998, other interim periods of 1998, and the fiscal years ended December 31, 1998, 1997 and 1996.

                           SIGNATURES
                           ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               REYNOLDS METALS COMPANY


                               By  /s/  Allen M. Earehart
                                   -------------------------
                                        Allen M. Earehart
                                        Senior Vice President, Controller
                                        (Chief Accounting Officer)


DATE:    August 16, 1999

                        INDEX TO EXHIBITS

 (Attached herewith are Exhibits 10.3, 10.5, 10.8, 10.10, 10.17,
   10.18, 10.19, 10.20, 10.28, 10.34, 10.37, 10.40, 10.41, 27)



       EXHIBIT 2     -   None

    *  EXHIBIT 3.1   -   Restated Certificate of Incorporation,
                         as amended.  (File No. 001-01430, 1998
                         Form 10-K Report, EXHIBIT 3.1)

    *  EXHIBIT 3.2   -   By-laws, as amended.  (File No. 001-01430,
                         1998 Form 10-K Report, EXHIBIT 3.2)

       EXHIBIT 4.1   -   Restated Certificate
                         of Incorporation.  See EXHIBIT 3.1.

       EXHIBIT 4.2   -   By-Laws.  See EXHIBIT 3.2.

    *  EXHIBIT 4.3   -   Form of Common Stock Certificate.
                         (Registration Statement No. 333-79203 on
                         Form S-8, dated May 24, 1999, EXHIBIT
                         4.2)

    *  EXHIBIT 4.4   -   Indenture dated as of April 1, 1989 (the
                         "Indenture") between Reynolds Metals
                         Company and The Bank of New York, as
                         Trustee, relating to Debt Securities.
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended March 31, 1989,
                         EXHIBIT 4(c))

    *  EXHIBIT 4.5   -   Amendment No. 1 dated as of November 1,
                         1991 to the Indenture.  (File No. 001-
                         01430, 1991 Form 10-K Report, EXHIBIT
                         4.4)

    *  EXHIBIT 4.6   -   Rights Agreement dated as of March 8,
                         1999 between Reynolds Metals Company and
                         ChaseMellon Shareholder Services, L.L.C.
                         (File No. 001-01430, Form 8-K Report
                         dated March 8, 1999, pertaining to
                         Preferred Stock Purchase Rights, EXHIBIT
                         4.1)

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

______________________
*  Incorporated by reference.

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

    *  EXHIBIT 4.13  -   By-Laws of RACC, as amended.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended March 31, 1997, EXHIBIT 4.14)

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

    =*  EXHIBIT 10.2  -  Reynolds Metals Company 1992
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 33-44400 on
                         Form S-8, dated December 9, 1991,
                         EXHIBIT 28.1)

        EXHIBIT 10.3  -  Amendment and Restatement of Reynolds
                         Metals Company Performance Incentive
                         Plan, as adopted and executed May 21,
                         1999.

    =*  EXHIBIT 10.4  -  Agreement dated December 9, 1987 between
                         Reynolds Metals Company and Jeremiah J.
                         Sheehan.  (File No. 001-01430, 1987 Form
                         10-K Report, EXHIBIT 10.9)

        EXHIBIT 10.5  -  Amendment and Restatement of
                         Supplemental Death Benefit Plan for
                         Officers, as adopted and executed April
                         26, 1999.

    =*  EXHIBIT 10.6  -  Financial Counseling Assistance Plan for
                         Officers.  (File No. 001-01430, 1987
                         Form 10-K Report, EXHIBIT 10.11)

_______________________
*  Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

    =*  EXHIBIT 10.7  -  Management Incentive Deferral Plan.
                         (File No. 001-01430, 1987 Form 10-K
                         Report, EXHIBIT 10.12)

        EXHIBIT 10.8  -  Amendment and Restatement of Deferred
                         Compensation Plan for Outside Directors, as adopted and executed April 28, 1999.

    =*  EXHIBIT 10.9  -  Form of Indemnification Agreement for
                         Directors and Officers.  (File No. 001-
                         01430, 1998 Form 10-K Report, EXHIBIT
                         10.9)

        EXHIBIT 10.10 -  Form of Executive Severance Agreement, as
                         amended, between Reynolds Metals Company and key executive personnel, including each of the individuals listed in Item
                         4A of the 1998 Form 10-K Report.

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

    =*  EXHIBIT 10.16 -  Form of Stock Option Agreement, as approved
                         April 22, 1992 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended March 31,
                         1992, EXHIBIT 28(a))

        EXHIBIT 10.17 -  Amendment and Restatement of Reynolds
                         Metals Company Restricted Stock Plan for
                         Outside Directors, as adopted and
                         executed April 28, 1999.

        EXHIBIT 10.18 -  Amendment and Restatement of Reynolds
                         Metals Company New Management Incentive
                         Deferral Plan, as adopted and executed
                         April 28, 1999.


_______________________
*  Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

        EXHIBIT 10.19 -  Amendment and Restatement of Reynolds
                         Metals Company Salary Deferral Plan for
                         Executives, as adopted and executed
                         April 28, 1999.

        EXHIBIT 10.20 -  Amendment and Restatement of Reynolds
                         Metals Company Supplemental Long-Term
                         Disability Plan for Executives, as
                         adopted and executed April 26, 1999.

    =*  EXHIBIT 10.21 -  Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective August 19, 1994.  (File No.
                         001-01430, Form 10-Q Report for the
                         Quarter Ended September 30, 1994,
                         EXHIBIT 10.34)

    =*  EXHIBIT 10.22 -  Amendment to Reynolds Metals Company
                         1992 Nonqualified Stock Option Plan
                         effective August 19, 1994.  (File No.
                         001-01430, Form 10-Q Report for the
                         Quarter Ended September 30, 1994,
                         EXHIBIT 10.35)

    =*  EXHIBIT 10.23 -  Form of Split Dollar Life Insurance Agreement
                         (Trustee Owner, Trustee Pays Premiums).
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1995,
                         EXHIBIT 10.34)

    =*  EXHIBIT 10.24 -  Form of Split Dollar Life Insurance Agreement
                         (Trustee Owner, Employee Pays Premium).
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1995,
                         EXHIBIT 10.35)

    =*  EXHIBIT 10.25 -  Form of Split Dollar Life Insurance Agreement
                         (Employee Owner, Employee Pays Premium).
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1995,
                         EXHIBIT 10.36)

    =*  EXHIBIT 10.26 -  Form of Split Dollar Life Insurance Agreement
                         (Third Party Owner, Third Party Pays
                         Premiums).  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended June 30,
                         1995, EXHIBIT 10.37)

    =*  EXHIBIT 10.27 -  Form of Split Dollar Life Insurance Agreement
                         (Third Party Owner, Employee Pays
                         Premiums).  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended June 30,
                         1995, EXHIBIT 10.38)

        EXHIBIT 10.28 -  Amendment and Restatement of Reynolds
                         Metals Company 1996 Nonqualified Stock
                         Option Plan, as adopted and executed
                         April 15, 1999.

    =*  EXHIBIT 10.29 -  Amendment to Reynolds Metals Company
                         1992 Nonqualified Stock Option Plan
                         effective January 1, 1993.
                         (Registration Statement No. 333-03947 on
                         Form S-8, dated May 17, 1996, EXHIBIT
                         99)

    =*  EXHIBIT 10.30 -  Form of Stock Option Agreement, as approved
                         May 17, 1996 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended June 30,
                         1996, EXHIBIT 10.41)

____________________________
 * Incorporated by reference.
 = Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
   Item 601 of Regulation S-K.

    =*  EXHIBIT 10.31 -  Form of Three Party Stock Option Agreement,
                         as approved May 17, 1996 by the
                         Compensation Committee of the Company's
                         Board of Directors.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended June 30, 1996, EXHIBIT 10.42)

    =*  EXHIBIT 10.32 -  Stock Option Agreement dated August 30, 1996 between Reynolds Metals Company and
                         Jeremiah J. Sheehan.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended September 30, 1996, EXHIBIT 10.43)

    =*  EXHIBIT 10.33 -  Reynolds Metals Company Supplemental
                         Incentive Plan.  (File No. 001-01430,
                         1996 Form 10-K Report, EXHIBIT 10.40)

        EXHIBIT 10.34 -  Amendment and Reinstatement of Reynolds
                         Metals Company Stock Plan for Outside
                         Directors, as adopted and executed April
                         28, 1999.

    =*  EXHIBIT 10.35 -  Special Executive Severance Package for
                         Certain Employees who Terminate
                         Employment between January 1, 1997 and
                         June 30, 1999, (or, if earlier, the date
                         of completion of employment related
                         actions related to the Company's
                         portfolio review process, as designated
                         by the Company's Chief Executive
                         Officer), approved by the Compensation
                         Committee of the Company's Board of
                         Directors on January 17, 1997 and
                         extended on May 15, 1998.  (File No. 001-
                         01430, 1996 Form 10-K Report, EXHIBIT
                         10.42)

    =*  EXHIBIT 10.36 -  Special Award Program for Certain
                         Executives or Key Employees, as approved by the Compensation Committee of the Company's Board of Directors on January 17, 1997. (File No. 001-01430, 1996
                         Form 10-K Report, EXHIBIT 10.43)

        EXHIBIT 10.37 -  Amendment and Restatement of Reynolds
                         Metals Company Long-Term Performance
                         Share Plan, as adopted and executed
                         April 26, 1999.

     *  EXHIBIT 10.38 -  Asset Purchase Agreement by and among Ball
                         Corporation, Ball Metal Beverage
                         Container Corp. and Reynolds Metals
                         Company dated as of April 22, 1998.
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1998,
                         EXHIBIT 2)

    =*  EXHIBIT 10.39 -  Reynolds Metals Company 1999
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 333-79203 on
                         Form S-8, dated May 24, 1999, EXHIBIT
                         4.5)

        EXHIBIT 10.40 -  Form of Stock Option Agreement, as approved
                         May 21, 1999 by the Compensation
                         Committee of the Company's Board of
                         Directors.

        EXHIBIT 10.41 -  Form of Three Party Stock Option Agreement,
                         as approved May 21, 1999 by the
                         Compensation Committee of the Company's
                         Board of Directors.

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

     *  EXHIBIT 99    -  Description of Reynolds Metals Company
                         Capital Stock.  (File No. 001-01430,
                         Form 10-Q Report for the Quarter Ended
                         March 31, 1999, EXHIBIT 99)


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