Form 10-K/A
period 1998-12-31
REYNOLDS METALS CO
filed 1999-10-20
CIK 83604

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

As of March 22, 1999:

(a) the aggregate market value of the voting stock known by the Registrant to be held by nonaffiliates of the Registrant was approximately $2.4 billion*.

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


                                 TABLE 3
          Alumina and Primary Aluminum Capacity and Production
                              (Metric Tons)

            Alumina(e),(i)                 Primary Aluminum(h),(j)
       ---------------------------       ---------------------------
         Rated                             Rated
Year   Capacity(a)   Production(k)       Capacity(a)   Production(f)
----   -----------   -------------       -----------   -------------
1996   2,927,000      2,674,000          1,094,000       893,500
1997   2,944,000      2,724,000          1,094,000       893,200
1998   2,944,000      2,868,000          1,094,000       982,900

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

In addition, we are investigating possible environmental contamination, which may also require remedial action, at certain of our present and former United States manufacturing facilities.
The following discussion provides information about the current status of two individually significant sites.

     MASSENA, NEW YORK SITE. In 1988, Reynolds discovered that soils in the area of the heat transfer medium system at Reynolds' primary aluminum production plant in Massena, New York were contaminated with polychlorinated biphenyls ("PCBs") and other contaminants. At December 31, 1998, remediation. of the contaminated soils and other contaminated areas of the plant is substantially complete. Portions of the St. Lawrence River system adjacent to the plant are also contaminated with PCBs. Since 1989, Reynolds has been conducting investigations and studies of the river system under order from the EPA issued under Superfund. Reynolds is in the process of working with the EPA to better define the scope of the dredging program which is planned for 2000. Reynolds is also aware of a natural resource damage claim arising out of the discharge of PCBs and other contaminants into the river system that may be asserted by potential claimants, including federal, state and tribal natural resource trustees.

     TROUTDALE, OREGON SITE. In 1994, the EPA added our Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites. Reynolds is cooperating with the EPA and, under a September 1995 consent order, is working with the EPA in investigating potential environmental contamination at the Troutdale site and promoting more efficient cleanup at the site.

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

Reynolds' policy is to accrue remediation costs when it is probable that remedial efforts will be required and the related costs can be reasonably estimated. On a quarterly basis, we evaluate the status of all sites, develop or revise estimates of costs to satisfy known remediation requirements and adjust our accruals accordingly. At December 31, 1998, the accrual for known remediation requirements was $172 million. This amount reflects management's best estimate of our ultimate liability for such costs. Potential insurance recoveries are uncertain and therefore have not been considered. As a result of factors such as the developing nature of administrative standards promulgated under Superfund and other environmental laws; the unavailability of information regarding the condition of potential sites; the lack of standards and information for use in the apportionment of remedial responsibilities; the numerous choices and costs associated with diverse technologies that may be used in remedial actions at such sites; the availability of insurance coverage; the ability to recover indemnification or contribution from third parties; and the time periods over which eventual remediation may occur, estimated costs for future environmental compliance and remediation are necessarily imprecise. It is not possible to predict the amount or timing of future costs of environmental remediation that may subsequently be determined. Based on information currently available, it is management's opinion that such future costs are not likely to have a material adverse effect on Reynolds' competitive or financial position. However, such costs could be material to future quarterly or annual results of operations.

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

Various other suits, claims and actions are pending against Reynolds. In the opinion of Reynolds' management, after consultation with legal counsel, disposition of these proceedings, either individually or in the aggregate, will not have a material adverse effect on our competitive or financial position. No assurance can be given, however, that the disposition of one or more of such suits, claims or actions in a particular reporting period will not be material in relation to the reported results for such period.

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

Management's Discussion and Analysis contains forecasts, projections, estimates, statements of management's plans, objectives and strategies for the Company and other forward-looking statements. Please refer to the "Risk Factors" section beginning on page 27, where we have summarized factors that could cause actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.


RESULTS OF OPERATIONS
---------------------
Lower aluminum prices negatively impacted 1998 profits by $134 million, primarily affecting our Base Materials Global Business Unit. We were able to completely overcome this impact with improved sales volumes from our ongoing operations of $82 million, significant reductions in conversion costs of $21 million and lower selling, general and administrative expenses and interest expenses of $67 million.

Over the past two years, through our Portfolio Review process, we have improved our focus and lowered our threshold for profitability at decreased pricing levels. We increased earnings from operations in 1998 while experiencing a 12% reduction in realized primary aluminum prices. Comparing 1998 results to our pre-restructuring base year of 1996, we almost doubled earnings from operations despite 5% lower realized primary aluminum prices.

As we enter 1999, we have made significant progress on cost reduction, debt reduction, share repurchases and effective management of inventory and capital spending.


                                            1998    1997    1996
                                          ------------------------
RESULTS
Income before extraordinary loss and
 cumulative effect of accounting change     $ 152   $ 136   $ 104
Extraordinary loss (see Note 3)               (63)      -       -
Cumulative effects of accounting changes
 (see Note 1)                                 (23)      -     (15)
                                          -------------------------
Net income                                  $  66   $ 136   $  89
                                          =========================

EARNINGS PER SHARE - BASIC
Income before extraordinary loss and
 cumulative effect of accounting change     $2.18   $1.86   $1.06
Extraordinary loss                          (0.91)      -       -
Cumulative effects of accounting changes    (0.33)      -   (0.24)
                                          -------------------------
Net income                                  $0.94   $1.86   $0.82
                                          =========================

Income before extraordinary loss and cumulative effect of accounting change includes after tax charges for operational restructuring of $90 million in 1998, $78 million in 1997 and $23 million in 1996. For additional information concerning these charges, see Note 2 to the consolidated financial statements.

---------------------
GLOBAL BUSINESS UNITS
The Company is organized into four market-based, global business units. The four global business units and their principal products are as follows:

 . Base Materials - alumina, carbon products, primary aluminum ingot and billet, and electrical rod
 . Packaging and Consumer - aluminum and plastic packaging and consumer products; printing products
 . Construction and Distribution - architectural construction products and the distribution of a wide variety of aluminum and stainless steel products
 . Transportation - aluminum wheels, heat exchangers and automotive structures

BASE MATERIALS
                               1998     1997     1996
                           ----------------------------
  Aluminum shipments:
   Customer                     668      513      458
   Internal                     354      684      577
                           ----------------------------
   Total                      1,022    1,197    1,035
                           ============================
  Revenues:
   Customer - aluminum       $1,058   $  923   $  763
            - nonaluminum       402      405      373
   Internal - aluminum          572    1,187      944
                           ----------------------------
   Total                     $2,032   $2,515   $2,080
                           ============================
  Operating income           $  290   $  312   $  242
                           ============================

The Base Materials global business unit consists principally of the following:

Aluminum
--------
 . Primary aluminum - Three plants in the U.S., one in Canada and partial interests in plants in Canada (50% owned), Germany (33-1/3% owned) and Ghana (10% owned). Our rated annual production capacity including our share of partial interests is 1,094,000 metric tons, of which 47,000 metric tons is temporarily idled (see below).
 . Electrical rod - One plant in Canada.


Nonaluminum
-----------
 . Alumina - One plant in the U.S. and partial interests in plants in Australia (56% owned) and Germany (50% owned). Our rated annual production capacity including our share of partial interests is 2,944,000 metric tons. Depending on operating rates of primary aluminum and alumina facilities, approximately 71% of alumina production is consumed within the Base Materials global business unit.
 . Carbon products - Two U.S. plants that produce calcined petroleum coke (one of which also produces carbon anodes) principally for use in primary aluminum facilities. Depending on operating rates of primary aluminum and carbon products facilities, approximately 45% of carbon products production is consumed within the Base Materials global business unit.

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

---------------------
GLOBAL BUSINESS UNITS - continued
BASE MATERIALS - continued
In addition to reflecting the changes in shipping volume, aluminum revenues were significantly affected by primary aluminum prices. Average realized prices for customer shipments were:

                            Per Pound
                            ---------

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

PACKAGING AND CONSUMER
                                     1998      1997      1996
                                 --------------------------------
   Customer aluminum shipments        141       142       136

   Revenues:

     Customer - aluminum           $  787    $  797    $  768
              - nonaluminum           605       602       585
                                 --------------------------------
     Total                         $1,392    $1,399    $1,353
                                 ================================
   Operating income                $  156    $  141    $  149
                                 ================================

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

---------------------
GLOBAL BUSINESS UNITS - continued
PACKAGING AND CONSUMER - continued
Operating income increased in 1998 due to higher sales of consumer products, lower raw material costs and cost reduction programs. Higher product development and marketing costs for new consumer products introduced in 1998 partially offset these benefits.

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

CONSTRUCTION AND DISTRIBUTION
                                   1998      1997      1996
                                 -----------------------------
   Customer aluminum shipments      184       166       151

   Revenues:
     Customer - aluminum           $681      $614      $600
              - nonaluminum         314       328       332
                                 -----------------------------
     Total                         $995      $942      $932
                                 =============================
   Operating income                $ 39      $ 41      $ 45
                                 =============================

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

---------------------
GLOBAL BUSINESS UNITS - continued

TRANSPORTATION
                                   1998      1997      1996
                                 -----------------------------

    Customer aluminum shipments       63        66        58

    Customer revenues               $337      $353      $326

    Operating income (loss)          (19)       10        17
                                 =============================

The Transportation global business unit consists principally of the following:

 . Aluminum wheels - Two plants in the U.S., one in Italy, and partial interests in plants in Canada (75% owned) and Venezuela
  (41% owned).
 . Automotive extrusions - Two plants in the U.S. and one each in The Netherlands, Germany, Ireland and Venezuela.

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

The principal reasons for the declines in operating income in 1998 and 1997 were as follows:

1998
 . lower shipping volume and its adverse effect on capacity
  utilization
 . lower average realized prices
 . operational difficulties at our Wisconsin cast aluminum wheel plant

1997
 . lower average realized prices
 . higher metal costs
 . higher selling, general and administrative expenses because of growth in operations

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

---------------------
GLOBAL BUSINESS UNITS - continued
TRANSPORTATION - continued
Our automotive structures plant in Indiana has been operating below capacity for the reasons previously discussed. We are currently testing a new engine cradle program that should be in production in mid-1999 and should help improve performance. In addition, we have entered into a new bumper contract that is scheduled to begin production in 1999.

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

RESTRUCTURING
This category consists of those operations that are not part of the Company's long-term business focus. In addition to the Alabama can stock complex that we expect to finalize the sale of in early 1999, the Restructuring category includes the following, which have been sold:

 .    U.S. recycling operations
 .    aluminum extrusion facilities in Canada
 .    European rolling mill operations
 .    Illinois sheet and plate plant
 .    North American aluminum beverage can operations
 .    U.S. residential construction products business
 .    aluminum reclamation plant in Virginia
 .    aluminum extrusion plants in Virginia and Texas
 .    coal properties in Kentucky
 .    one-half of the Company's wholly owned interest in a rolling mill and related assets in Canada
 .    aluminum powder and paste plant in Kentucky

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

OTHER
This category consists principally of the corporate headquarters (and related selling, general and administrative expenses), operations in emerging markets, European extrusion operations and investments in Canada, Latin America and Saudi Arabia and real estate.

The increased operating loss in 1998 was due to higher corporate amounts and lower equity income in our Latin American can operations. In 1997, lower corporate amounts offset lower equity income in our Latin American can operations.


For additional information concerning the Company's restructuring activities, see "Portfolio Review" on page 25 and Notes 2 and 11 to the consolidated financial statements.

---------------------
GEOGRAPHIC AREA ANALYSIS
The Company has worldwide operations in the U.S., Canada and other foreign areas including Europe and Australia. Certain of these consist of equity interests in entities, the revenues of which are not included in our consolidated revenues. In Australia, we participate in an unincorporated joint venture that mines bauxite and produces alumina.

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


TAXES ON INCOME
The Company pays U.S. federal, state and foreign taxes based on the laws of the various jurisdictions in which it operates. The effective tax rates (see reconciliation in Note 10 to the consolidated financial statements) reflected in the income statement differ from the U.S. federal statutory rate principally because of the following:

 .    foreign taxes at different rates
 .    the effects of percentage depletion allowances
 .    additionally in 1997, the adverse effect of permanent basis differences on asset dispositions
 .    additionally in 1998, credits and other tax benefits

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

---------------------
ENVIRONMENTAL
The Company is involved in remedial investigations and actions at various locations, including Environmental Protection Agency-designated Superfund sites where we and, in most cases, others have been designated as potentially responsible parties (PRPs). We accrue remediation costs when it becomes probable that such efforts will be required and the costs can be reasonably estimated. We evaluate the status of all significant existing or potential environmental issues quarterly, develop or revise cost estimates to satisfy known remediation requirements, and adjust the accrual accordingly. At December 31, 1998, the accrual was $172 million. The accrual reflects our best estimate of the ultimate liability for known remediation costs.

Amounts accrued for two sites - our Massena, New York and Troutdale, Oregon primary aluminum plants - represent individually material portions of the accrual at December 31, 1998. For information about the current status of these two sites, see the discussion in Item 1 under "Environmental Compliance." At most of the other Superfund sites referred to above where the Company has been identified as a PRP, the Company is one of many PRPs, and our share of the anticipated cleanup costs is expected to be small.

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

Annual capital expenditures for equipment designed for environmental control purposes averaged approximately $49 million over the past three years. Ongoing environmental operating costs for the same period averaged approximately $81 million per year. The Company expects operating expenditures for 1999 through 2001 to be approximately $70 million per year. We estimate annual capital expenditures for environmental control facilities will be approximately $55 million in 1999, $17 million in 2000 and $40 million in 2001. The majority of these expenditures are for the capital spending program referred to below at our primary aluminum plant in Massena, New York.

Our spending on environmental compliance will be influenced by future environmental regulations, including those issued and to be issued under the Clean Air Act Amendments of 1990. We are spending an estimated $200 million at our primary aluminum plant in Massena, New York for new air emissions controls and a phased modernization of the plant's production lines. We expect to complete this project in the year 2000. We are accelerating certain expenditures believed necessary to achieve compliance with the Clean Air Act's proposed Maximum Achievable Control Technology standards. Based on current information, we estimate that compliance with the Clean Air Act's hazardous air pollutant standards will require in excess of $250 million of capital expenditures (including a portion of the expenditures at the New York plant previously discussed), principally at our U.S. primary aluminum plants.

For additional information concerning environmental expenditures, see Note 12 to the consolidated financial statements.

---------------------
YEAR 2000 READINESS DISCLOSURE
ISSUE
The Year 2000 issue results from computer programs and systems that rely on two digits rather than four to define the applicable year. Such systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems could fail to operate or make miscalculations, causing disruptions of business operations.

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

YEAR 2000 REMEDIATION PROJECT
We are preparing our critical, date-sensitive systems, processes and interfacing software for the year 2000. Our remediation project is focusing on the following three areas:

 . Information Systems - Computer hardware and software systems, business application software, end-user computing and communications infrastructure
 . Non-Information Systems - Manufacturing equipment and the mechanical systems in our buildings (e.g., HVAC, security and safety systems)
 . Third Parties - Suppliers and customers

In the first two areas, Information Systems and Non-Information
Systems, the project consists of the following five phases:

 . Inventory - identifying our critical, date-sensitive systems that are not ready for the year 2000
 . Planning - deciding how to correct those systems
 . Conversion - repairing or replacing computer hardware and software to make them ready for the year 2000
 . Pre-Installation Testing - testing those aspects of systems that have been repaired or replaced to ensure that year entries after 1999 are interpreted properly, date-based calculations are computed correctly, and date-based control systems function accurately
 . Installation - bringing corrected systems on-line

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

---------------------
YEAR 2000 READINESS DISCLOSURE - continued
YEAR 2000 REMEDIATION PROJECT - continued
As of January 31, 1999, our estimated progress with respect to the five phases of our Year 2000 Remediation Project for Information and Non-Information Systems was approximately as follows:

                                     Information   Non-Information
                                       Systems       Systems
                                    -------------------------------
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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
WORKING CAPITAL
                                                        December 31
                                                      ----------------
                                                       1998      1997
                                                      ----------------
    Working capital                                    $361      $711
    Ratio of current assets to current liabilities    1.3/1     1.6/1

Working capital was lower in 1998 principally because of reduced receivables and inventories resulting from dispositions of assets as part of our restructuring activities.


OPERATING ACTIVITIES

                                                1998     1997     1996
                                              --------------------------
    Net cash provided by operating activities   $339     $363     $520

-------------------------------
OPERATING ACTIVITIES - continued
We used the net cash provided by operating activities for the past three years primarily to fund capital investments. The decline in net cash provided by operating activities in 1997 resulted principally from increases in receivables and inventories of ongoing operations.


INVESTING ACTIVITIES
The following table shows capital expenditures in the following categories: operational (replacement equipment, environmental control projects, etc.) and strategic (performance improvement, acquisitions and investments).

                                   1998     1997     1996
                                  ------------------------
        Operational                $155     $152     $195
        Strategic                   186      120      237
                                  ------------------------
        Total capital investments  $341     $272     $432
                                  ========================


Major strategic projects that have been completed or that are under way include:

BASE MATERIALS
In 1997, we began the expansion of the joint-venture Worsley Alumina Refinery in Australia in which we hold a 56% interest. The expansion will increase the annual capacity of the facility by 65% to 3.1 million metric tons. Completion is expected in the year 2000.

PACKAGING AND CONSUMER
 . the expansion of a U.S. plastic film plant (completed in
  1997)
 . the modernization of U.S. foil plants (to be completed in
  2000)
 . the acquisition in early 1999 of a producer of flexographic separations and plates for the packaging industry in Canada

CONSTRUCTION AND DISTRIBUTION
 . the $25-million expansion of a plant in Europe that will
  produce composite architectural products (to be completed in
  1999)
 . the construction of a new, larger distribution center in Seattle to replace the current leased facility (to be completed in 1999)

TRANSPORTATION
 . the modification and equipping of a purchased facility in
  Wisconsin to produce aluminum wheels (completed in 1996)
 . the construction (completed in 1997) and expansion of a
  forged wheel plant in Virginia (completed in early 1999)
 . the expansion and modification of a plant in Indiana that produces bumpers, engine cradles and other automotive components (to be completed in early to mid-1999)

OTHER INVESTING ACTIVITIES
In addition to these major projects, capacity expansions, equipment upgrades, improvement programs and other capital expenditures have been completed or are currently under way at a number of other facilities.

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

1996
 . called for redemption all outstanding shares of PRIDESSM
  (see Note 8 to the consolidated financial statements), which reduced annual dividend requirements by approximately $24 million
 . substantially met our goal to fully fund our pension plans
 . amended our $500-million credit facility to extend the term and lower the cost


1997
 . reduced debt by approximately $400 million with the proceeds from sales of assets

1998
 . reduced debt by approximately $900 million with part of the proceeds from sales of assets (including repayment of $100 million borrowed from credit facilities during 1998)
 . repurchased common stock with part of the proceeds from sales of assets (see the Consolidated Statement of Changes in Stockholders' Equity)
 . borrowed $415 million from credit facilities
 . terminated a $100-million interest rate swap agreement (see
  Note 7 to the consolidated financial statements)


PORTFOLIO REVIEW
----------------
We have reviewed all of our operations with the goals of improving focus and profitability, strengthening our financial position, and thereby increasing shareholder value. As a result of this review, we have taken the following actions:
 . sold operations for $1.7 billion that we determined would not meet our strategic focus or would not earn satisfactory return over the business cycle
 .  reorganized globally and implemented a global business unit structure
 . reduced debt by $900 million as of the third quarter of 1998 from the balance at the end of 1996 and lowered interest expense by $80 million annually (since then, we made additional borrowings to manage current business conditions)
 .  repurchased 9.6 million shares of common stock and lowered dividends by $13 million annually
 . eliminated 600 corporate positions at a savings of $40 million annually

We expect all of the benefits of the Portfolio Review to be realized in 1999 and to improve earnings in the years ahead throughout the business cycle.

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

----------------
We recognized operational restructuring charges of $144 million in 1998 and $75 million in 1997 relating to divestitures and related activities associated with our Portfolio Review (see Note 2 to the consolidated financial statements). Included in these amounts are offsetting favorable impacts of $184 million in 1998 and $58 million in 1997 for the liquidation of certain LIFO inventory layers relating to divestitures. Upon finalizing the sale of the Alabama can stock complex, which is expected in early 1999, our restructuring activities will be essentially complete. We had liabilities of $48 million at December 31, 1998 resulting from our restructuring activities. We expect to satisfy these liabilities in 1999 ($32 million) and 2000 ($16 million) with cash provided by operating activities. Additional liabilities for contractual postretirement obligations resulting from restructuring activities will be satisfied over numerous future years in conjunction with the Company's funding of its pension and other postretirement benefit obligations.

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


OUTLOOK
Assuming more favorable pricing for the balance of the year, our outlook for the full year 1999 remains in the range of 1998 operating results. However, for the first quarter, which is historically our weakest, extremely low primary aluminum prices will adversely affect results. While we expect to offset part of the effect of low prices with improved costs, lower interest expense and higher value-added primary aluminum sales, operating earnings for the first quarter of 1999 will be about breakeven. In addition, our 35%-owned can manufacturing operations in Brazil have been adversely affected by the devaluation of Brazil's currency. While it is too early to forecast the final impact on first-quarter operating results, we believe it could be about $10 million (after taxes).

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

The following factors also could affect the Company's results:

 . Primary aluminum is an internationally traded commodity.
  The price of primary aluminum is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. Because a significant portion of the Company's shipments are primary aluminum, changes in aluminum pricing have a rapid effect on the Company's operating results. The Company's use of contractual arrangements, including fixed-price sales contracts, fixed-price supply contracts, and forward, futures and option contracts, reduces its exposure to price volatility but does not eliminate it.

 . The markets for most aluminum products are highly competitive. Certain of the Company's competitors are larger than the Company in terms of total assets and operations and have greater financial resources. Certain foreign governments are involved in the operation and/or ownership of certain competitors and may be motivated by political as well as economic considerations. In addition, aluminum competes with other materials, such as steel, plastics and glass, among others, for various applications in the Company's key markets. Plastic products compete with products made of glass, aluminum, steel, paper, wood and ceramics, among others. Unanticipated actions or developments by or affecting the Company's competitors and/or the willingness of customers to accept substitutions for the products sold by the Company could affect results.

[FN]
________________________
<F1>Forward-looking statements can be identified generally as those containing words such as "should," "will," "will likely result,"
"hope," "forecast," "outlook," "project," "estimate," "expect,"
"anticipate," or "plan" and words of similar effect.
[FN]

------------

 . The Company spends substantial capital and operating amounts relating to ongoing compliance with environmental laws. In addition, the Company is involved in remedial investigations and actions in connection with past disposal of wastes. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company's operations, the availability and application of technology, the identification of currently unknown remediation sites, and the allocation of costs among potentially responsible parties.

 . Unanticipated material legal proceedings or investigations, or the disposition of those currently pending against the Company other than as anticipated by management and counsel, could affect the Company's results.

 . Changes in the costs of power, resins, caustic soda, green coke and other raw materials can affect results.

 . A number of the Company's operations are cyclical and can be influenced by economic conditions.

 . A failure to complete the Company's major capital projects, such as expansion of the Worsley Alumina Refinery, as scheduled and within budget could affect the Company's results.

 . The Company's results may be adversely affected if it fails to timely meet its Year 2000 readiness goals. The Company's assessments of the effort required to meet its Year 2000 readiness goal and the total cost of its Year 2000 Remediation Project are based on the Company's best estimates. These were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, we cannot guarantee these estimates are accurate and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Also, there can be no guarantee that other companies with which the Company does business will be converted on a timely basis or their failure to be Year 2000 compliant will not have an adverse effect on the Company.

 . A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's results.

 . Since late 1996, the Company has been conducting a Portfolio
  Review of all its operations. The Company has signed a definitive agreement for the sale of its can stock complex in Alabama, which consists of a rolling mill, two reclamation plants and a coil coating facility. Title to certain of the assets was transferred to the buyer in December 1998. The final closing for the remainder of the assets is scheduled to occur by the end of the first quarter of 1999 and is subject to customary closing conditions. The Company has also entered into a definitive agreement for the sale of its aluminum extrusion operations in Spain, as well as our distribution operations for architectural systems located in Spain. This transaction is subject to customary closing conditions and is expected to close by the end of the first quarter of 1999.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share amounts)

============================================================================

----------------------------------------------------------------------------
Years ended December 31                         1998      1997       1996
----------------------------------------------------------------------------
REVENUES                                       $5,859    $6,900     $7,016

COSTS AND EXPENSES
 Cost of products sold                          4,774     5,658      5,856
 Selling, general and administrative expenses     378       406        445
 Depreciation and amortization                    252       368        365
 Interest                                         114       153        160
 Operational restructuring effects - net          144        75         37
----------------------------------------------------------------------------
                                                5,662     6,660      6,863
----------------------------------------------------------------------------

EARNINGS
 Income before income taxes, extraordinary
  loss and cumulative effects of
  accounting changes                              197       240        153
 Taxes on income                                   45       104         49
----------------------------------------------------------------------------
 Income before extraordinary loss and
  cumulative effects of accounting changes        152       136        104
 Extraordinary loss                               (63)        -          -
 Cumulative effects of accounting changes         (23)        -        (15)
----------------------------------------------------------------------------

NET INCOME                                         66       136         89
 Preferred stock dividends                          -         -         36
----------------------------------------------------------------------------


NET INCOME AVAILABLE TO COMMON STOCKHOLDERS    $   66    $  136     $   53
============================================================================

EARNINGS PER SHARE
 Basic:
  Average shares outstanding               69,709,000  73,412,000  63,730,000
  Income before extraordinary loss and
   cumulative effects of accounting changes     $2.18     $1.86     $ 1.06
  Extraordinary loss                            (0.91)        -          -
  Cumulative effects of accounting changes      (0.33)        -      (0.24)
----------------------------------------------------------------------------
  Net income                                    $0.94     $1.86     $ 0.82
============================================================================
 Diluted:
  Average shares outstanding               69,937,000  74,004,000  63,947,000
  Income before extraordinary loss and
   cumulative effects of accounting changes     $2.18     $1.84      $1.06
  Extraordinary loss                            (0.91)        -          -
  Cumulative effects of accounting changes      (0.33)        -      (0.24)
----------------------------------------------------------------------------
  Net income                                    $0.94     $1.84      $0.82
============================================================================

CASH DIVIDENDS PER COMMON SHARE                 $1.40     $1.40      $1.40
============================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET
============================================================================
December 31 (millions)                                      1998      1997
----------------------------------------------------------------------------
ASSETS
 Current assets:
   Cash and cash equivalents                              $   94    $   70
   Receivables:
    Customers, less allowances of $14 (1997 - $16)           710       841
    Other                                                    184       174
----------------------------------------------------------------------------
      Total receivables                                      894     1,015
   Inventories                                               500       744
   Prepaid expenses and other                                114       165
----------------------------------------------------------------------------
      Total current assets                                 1,602     1,994
 Unincorporated joint ventures and associated companies    1,478     1,381
 Property, plant and equipment - net                       2,024     2,954
 Deferred taxes                                              363       249
 Other assets                                                667       648
----------------------------------------------------------------------------

Total assets                                              $6,134    $7,226
============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Trade payables                                         $  401    $  512
   Accrued compensation and related amounts                  183       202
   Payables to unincorporated joint ventures and
    associated companies                                      75        81
   Commercial paper                                           82         -
   Notes payable to banks                                     34        67
   Long-term debt                                            196       142
   Other liabilities                                         270       279
----------------------------------------------------------------------------
      Total current liabilities                            1,241     1,283
 Long-term debt                                            1,035     1,501
 Postretirement benefits                                   1,029     1,043
 Environmental                                               161       158
 Deferred taxes                                              272       269
 Other liabilities                                           202       233
 Stockholders' equity:
   Common stock                                            1,533     1,521
   Retained earnings                                       1,222     1,253
   Treasury stock, at cost                                  (526)        -
   Accumulated other comprehensive income                    (35)      (35)
----------------------------------------------------------------------------
      Total stockholders' equity                           2,194     2,739
 Contingent liabilities and commitments (Note 12)
----------------------------------------------------------------------------
Total liabilities and stockholders' equity                $6,134    $7,226
============================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
============================================================================
Years ended December 31 (millions)                      1998   1997   1996
----------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                            $   66  $ 136  $  89
 Adjustments to reconcile to net cash provided by
   operating activities:
    Depreciation and amortization                         252    368    365
    Operational restructuring effects                     144     75     37
    Extraordinary loss                                     63      -      -
    Cumulative effects of accounting changes               23      -     15
    Other                                                  (3)    28     26
    Changes in operating assets and liabilities net of
     effects from acquisitions and dispositions:
      Accounts payable, accrued and other liabilities    (106)   105    (64)
      Receivables                                         (53)  (194)    67
      Inventories                                          78   (108)    93
      Environmental and restructuring liabilities         (52)   (48)   (46)
      Other                                               (73)     1    (62)
----------------------------------------------------------------------------
Net cash provided by operating activities                 339    363    520

INVESTING ACTIVITIES
 Capital investments:
   Operational                                           (155)  (152)  (195)
   Strategic                                             (186)  (120)  (237)
 Sales of assets - operational restructuring            1,147    367      -
 Other                                                    (38)    (3)    (5)
----------------------------------------------------------------------------
Net cash provided by (used in) investing activities       768     92   (437)

FINANCING ACTIVITIES
 Proceeds from long-term debt                             415      -     40
 Reduction of long-term debt and other financing
  liabilities                                            (929)  (245)  (105)
 Increase (decrease) in short-term borrowings              47   (138)   111
 Cash dividends paid                                     (100)   (99)  (135)
 Repurchase of common stock                              (526)     -      -
 Stock options exercised                                   10     59      5
----------------------------------------------------------------------------
Net cash used in financing activities                  (1,083)  (423)  ( 84)

CASH AND CASH EQUIVALENTS
 Net increase (decrease)                                   24     32   (  1)
 At beginning of year                                      70     38     39
----------------------------------------------------------------------------

At end of year                                         $   94  $  70  $  38
============================================================================

Supplemental disclosure of cash flow information
 Cash paid during the year for:
   Interest                                            $  134  $ 164  $ 176
   Income taxes                                           117     21      2
============================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
============================================================================
----------------------------------------------------------------------------
Years ended December 31                         1998     1997     1996
----------------------------------------------------------------------------
SHARES (thousands)
 Common stock
   Balance at January 1                         73,909   72,719   63,598
   Shares issued under employee benefit plans      196    1,190      101
   Shares issued on conversion/redemption of
    preferred stock                                  -        -    9,020
----------------------------------------------------------------------------
   Balance at December 31                       74,105   73,909   72,719
----------------------------------------------------------------------------
 Treasury stock
   Balance at January 1                              -        -        -
   Purchased and held as treasury stock         (9,648)       -        -
----------------------------------------------------------------------------
   Balance at December 31                       (9,648)       -        -
----------------------------------------------------------------------------
 Net common shares outstanding                  64,457   73,909   72,719
============================================================================
DOLLARS (millions)
 Common stock
   Balance at January 1                         $1,521   $1,451      941
   Shares issued under employee benefit plans       12       70        5
   Shares issued on conversion/redemption of
    preferred stock                                  -        -      505
----------------------------------------------------------------------------
   Balance at December 31                       $1,533   $1,521   $1,451
----------------------------------------------------------------------------
 Retained earnings
   Balance at January 1                         $1,253   $1,220   $1,256
   Net income                                       66      136       89
   Cash dividends declared:
    Preferred stock (PRIDES)                         -        -      (36)
    Common stock                                   (97)    (103)     (89)
----------------------------------------------------------------------------
   Balance at December 31                       $1,222   $1,253   $1,220
----------------------------------------------------------------------------
 Treasury stock
   Balance at January 1                         $    -   $    -   $    -
   Purchased and held as treasury stock           (526)       -        -
----------------------------------------------------------------------------
   Balance at December 31                       $ (526)  $    -   $    -
----------------------------------------------------------------------------
 Accumulated other comprehensive income (loss)
   Balance at January 1                         $  (35)  $  (37)  $  (85)

   Foreign currency translation adjustments          5        -      (16)
    Income taxes                                    (5)       2        1
   Pension liability adjustment                      -        -       97
    Income taxes                                     -        -      (34)
                                              ------------------------------
   Other comprehensive income                        -        2       48
----------------------------------------------------------------------------
   Balance at December 31                       $  (35)  $  (35)  $  (37)
----------------------------------------------------------------------------
 Total stockholders' equity                     $2,194   $2,739   $2,634
============================================================================
COMPREHENSIVE INCOME  (millions)
 Net income                                     $   66   $  136   $   89
 Other comprehensive income                          -        2       48
----------------------------------------------------------------------------
 Comprehensive income                           $   66   $  138   $  137
============================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In the tables, dollars are in millions, except per share amounts. Certain amounts have been reclassified to conform to the 1998 presentation.)

----------------------------------------------------------------

1.  ACCOUNTING POLICIES
GENERAL
The consolidated financial statements are prepared in conformity with generally accepted accounting principles. As a result, management makes estimates and assumptions that affect the following:

 . reported amounts of revenues and expenses during the
  reporting period
 . reported amounts of assets and liabilities at the date of the financial statements
 . disclosure of contingent liabilities at the date of the financial statements

Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after eliminating inter-company transactions, profits and losses. The Company accounts for investments in unincorporated joint ventures on an investment cost basis adjusted for the Company's share of the non-cash production charges of the operation. Unincorporated joint ventures are production facilities without marketing or sales activities. Products produced are distributed in kind and cash production costs are allocated to the joint venturers based upon their respective percentage interests in the facilities. Our operating results include our share of cash production costs and non-cash production charges (principally depreciation) as well as revenues from the ultimate sale by us of our share of the products. Investments in associated companies (20% - 50% owned) are carried at cost adjusted for the Company's equity in undistributed net income.

REVENUE RECOGNITION
Revenues are recognized when products are shipped and ownership risk and title pass to the customer.

INVENTORIES
Inventories are stated at the lower of cost or market. Inventory costs were determined by the last-in, first-out (LIFO); first-in, first-out (FIFO); and average-cost methods. LIFO method inventories were $178 million at the end of 1998 (1997 - $270 million). FIFO and average-cost method inventories were $322 million at the end of 1998 (1997 - $474 million). Inventories would increase by $221 million at the end of 1998 (1997 - $425 million) if the FIFO method were applied to LIFO method inventories.

The favorable impact of the liquidation of certain LIFO layers that occurred as a result of the Company's divestitures ($184 million in 1998 and $58 million in 1997) is included in "Operational restructuring effects - net" in the Consolidated Statement of Income. In 1996, the liquidation of certain LIFO layers decreased cost of products sold by $30 million. The inventories in these LIFO layers were acquired at lower costs in prior years.

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


2.  OPERATIONAL RESTRUCTURING
In 1998, the Company sold the following:

 .    U.S. recycling operations
 .    aluminum extrusion facilities in Canada
 .    European rolling mill operations
 .    Illinois sheet and plate plant
 .    North American aluminum beverage can operations

In 1997, the Company sold the following:

 .    U.S. residential construction products business
 .    aluminum reclamation plant in Virginia
 .    aluminum extrusion plants in Virginia and Texas
 .    coal properties in Kentucky
 .    one-half of its wholly owned interest in a rolling mill and related assets in Canada
 .    aluminum powder and paste plant in Kentucky

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

The favorable impact of the liquidation of certain LIFO layers that occurred as a result of the Company's divestitures ($184 million in 1998 and $58 million in 1997) is included in "Operational restructuring effects - net" in the Consolidated
Statement of Income.

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

The Company recognized the following operational restructuring charges:

                                        1998   1997    1996
                                      -----------------------
   Employee terminations                $ 39    $49     $12
   Additional postretirement benefits    105      -      19
   Asset dispositions: Losses            337     85       5
                       (Gains)          (349)   (64)      -
   Other                                  12      5       1
                                      -----------------------
                                        $144    $75     $37
                                      =======================

The charges for employee terminations recorded in 1998, 1997 and 1996 were principally for severance and related costs for approximately 2,000 salaried and hourly employees. The employees worked principally at domestic plants. Approximately 600 employees worked at corporate headquarters. Employees terminated in each period were 1,385 in 1998, 498 in 1997 and 65 in 1996.

An analysis of the accrual for restructuring liabilities follows:

                               1998      1997      1996
                            ------------------------------
   Balance at January 1        $ 44      $ 12      $  -
     Accruals                    44        54        13
     Payments                   (40)      (22)       (1)
                            ------------------------------
   Balance at December 31      $ 48      $ 44      $ 12
                            ==============================

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

                                                1998         1997         1996
                                        ---------------------------------------
Income (numerator):
 Income before extraordinary loss and
  cumulative effects of accounting
  changes                                       $152         $136         $104
 Less convertible preferred stock
  (PRIDES) dividend                                -            -           36
                                        ---------------------------------------
 Basic and diluted income                       $152         $136          $68
                                        =======================================
Average shares (denominator):

 Basic                                    69,709,000   73,412,000   63,730,000

 Effect of dilutive securities:
  Stock options                              228,000      592,000      217,000
                                        ---------------------------------------
 Diluted                                  69,937,000   74,004,000   63,947,000
                                        =======================================
Per share amounts for income before
 extraordinary loss and cumulative
 effects of accounting changes:
  Basic earnings per share                     $2.18        $1.86        $1.06
  Diluted earnings per share                    2.18         1.84         1.06
Antidilutive securities excluded:
 Convertible preferred stock (PRIDES)              -            -    8,950,000
 Stock options                             2,452,000      505,000    2,665,000


5.  UNINCORPORATED JOINT VENTURES AND ASSOCIATED COMPANIES
Investments in unincorporated joint ventures that produce alumina and primary aluminum consist of the following:

                                                         December 31
                                                    -------------------
                                                        1998     1997
                                                    -------------------
     Current assets                                   $   52   $   42
     Current liabilities                                 (89)     (66)
     Property, plant and equipment and other assets    1,203    1,078
                                                    -------------------
     Net investment                                   $1,166   $1,054
                                                    ===================

Property, plant and equipment and other assets in 1998 includes
$150 million of construction in progress for the expansion of the joint-venture Worsley Alumina Refinery.

Foreign-based associated companies produce bauxite, alumina, primary aluminum, hydroelectric power and fabricated aluminum products. Investments in these companies were $312 million at the end of 1998 (1997 - $327 million), including advances of $59 million (1997 - $50 million). Summarized financial information related to these entities follows:

                                                   Years ended December 31
                                                 ---------------------------
                                                      1998   1997   1996
                                                 ---------------------------
     Net sales                                      $1,195   $999   $950
     Cost of products sold                           1,115    910    814
     Net income (loss)                                 (27)   (14)    31
     Reynolds' share of net income (loss):
       Included in revenues (pre-tax)               $  (14)  $ (5)  $ 21
       Included in cost of products sold (pre-tax)      12     15     11
       Included in tax provision                        (1)    (7)   (14)
                                                 ---------------------------
                                                    $   (3)  $  3   $ 18

Part of Reynolds' share of the net income (loss) is reflected in cost of products sold (on a pre-tax basis) as an adjustment to the cost of raw materials purchased from certain of these entities.


                                  December 31
                               -----------------
                                 1998     1997
                               -----------------
     Current assets              $810   $  891
     Noncurrent assets            977    1,015
     Current liabilities          690      733
     Noncurrent liabilities       456      470
     Stockholders' equity         641      703

6.   PROPERTY, PLANT AND EQUIPMENT (At Cost)

                                                           December 31
                                                       -------------------
                                                          1998       1997
                                                       -------------------
     Land, land improvements and mineral properties     $  244     $  289
     Buildings and leasehold improvements                  781      1,045
     Machinery and equipment                             3,087      5,044
     Construction in progress                              170        155
                                                       -------------------
                                                         4,282      6,533
     Less allowances for depreciation and amortization   2,258      3,579
                                                       -------------------
     Net property, plant and equipment                  $2,024     $2,954
                                                       ===================

7.  FINANCING ARRANGEMENTS

                                                              December 31
                                                         -------------------
                                                             1998    1997
                                                         -------------------
     Public debt securities:
       Medium-term notes                                   $  329  $  902
       9-3/8% debentures due 1999                             100     100
       9% debentures due 2003                                  21     100
       6-5/8% amortizing notes                                228     285
       Industrial and environmental control revenue bonds     227     237
     Other arrangements:
       Credit facilities                                      315       -
       Mortgages and other notes payable                       11      19
                                                         -------------------
                                                            1,231   1,643
     Amounts due within one year                              196     142
                                                         -------------------
     Long-term debt                                        $1,035  $1,501
                                                         ===================

Long-term debt at December 31, 1998 matures as follows:

                  1999            $196
                  2000             153
                  2001             484
                  2002              70
                  2003              58
                  2004 - 2025      270

The medium-term notes, 9% debentures and 9-3/8% debentures were issued under a $1.65-billion shelf registration. The medium-term notes bear interest at an average fixed rate of 9% and have maturities ranging from 1999 to 2013. At December 31, 1998, $113 million of debt securities remained unissued under the shelf registration. A portion of this fixed-rate debt has been effectively converted to a variable rate through the use of a $100-million interest rate swap that matures in 2001. Under the swap, payments are received based on a fixed rate (6%) and made based on a variable rate (5.7% at December 31, 1998). The variable rate is based on the London Interbank Offer Rate (LIBOR). The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense. The fair value of this agreement and its effect on interest expense was not material. The Company terminated a $100-million interest rate swap in 1998. The small gain realized will be recognized over the remainder of the designated hedge period ending 2001.

The 6-5/8% amortizing notes were issued at a discount (99.48%) and have an effective interest rate of 6.7%. The notes require annual principal repayments of $57 million between 1999 and 2002.

Industrial and environmental control revenue bonds consist of variable-rate debt with interest rates averaging 4.2% at December 31, 1998. The variable rate is based on market interest rates. These bonds require principal repayments in lump sums periodically between 1999 and 2025. Letters of credit issued by banks support these bonds.

The credit facilities have variable interest rates (6.7% at December 31, 1998) and mature in 2001. The variable rate is based on LIBOR. The Company can borrow up to $650 million under these facilities and pays an annual commitment fee of .1% on the unused portion.

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

The fair value of long-term debt was approximately $1.2 billion at the end of 1998 (1997 - $1.8 billion). This value was determined by using discounted cash flow analysis.

Interest capitalized was $12 million during 1998 (1997 - $8 million, 1996 - $13 million).

Interest rates on short-term borrowings are based on market rates. The weighted-average interest rates were:

                                       December 31
                                  --------------------
                                    1998        1997
                                  --------------------
          Notes payable to banks    4.2%        4.5%
          Commercial paper          5.9           -


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


                                  1998     1997     1996
                              -----------------------------
   Outstanding at January 1      4,828    5,318    4,680
   Granted                         633      711      750
   Exercised                      (192)  (1,190)    (103)
   Canceled                        (15)     (11)      (9)
                              -----------------------------
   Outstanding at December 31    5,254    4,828    5,318
   Exercisable at December 31    4,621    4,121    4,569
   Available for grant             304      923    1,630

   Weighted-average prices:

     Outstanding at January 1      $55      $52      $52
     Granted                        62       64       55
     Exercised                      47       50       39
     Canceled                       62       56       52
     Outstanding at December 31     56       55       52
     Exercisable at December 31     55       53       52

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

Pro forma net income and earnings per share have been prepared based on expensing (after tax) the estimated fair value of stock options granted during 1998, 1997 and 1996. The estimated fair value of the stock options was determined by using a Black-Scholes option-pricing model. The estimated fair values and the weighted-average assumptions used to estimate those values follow:


                                                            Performance-
                                                               Based
                                       Stock Options          Options
                             -------------------------------  --------
                                 1998      1997      1996       1996
                             -------------------------------  --------
Risk-free interest rate          5.5%      6.4%       6.9%      6.5%
Dividend yield                   2.2%      2.2%       2.6%      2.1%
Volatility factor of the
 expected market price of
 the Company's common stock      .256      .265       .278      .262
Expected life of the option    6 years   6 years    6 years   3 years
Estimated fair value of
 each stock option granted     $17.53    $19.53     $16.97    $11.73

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

The pro forma information follows:

                                             1998   1997   1996
                                          -----------------------
    Pro forma net income                    $  59  $ 127   $  79
    Pro forma earnings per share:  Basic     0.84   1.73    0.67
                                   Diluted   0.84   1.72    0.67


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

                                         Pension Benefits    Other Benefits
                                        ------------------  ----------------
                                           1998    1997       1998    1997
                                        ------------------  ----------------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year   $2,081  $1,916    $   899  $   852
Service cost                                  36      37          7        7
Interest cost                                151     147         62       64
Amendments                                     9      (5)         -        1
Actuarial losses                             166     148         60       41
Restructuring                                 39     (43)         5       (5)
Benefits paid                               (133)   (119)       (69)     (61)
                                        ------------------  ----------------
Benefit obligation at end of year         $2,349  $2,081    $   964  $   899
                                        ------------------  ----------------


CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning
 of year                                  $2,099  $1,876    $     -  $     -
Actual return on plan assets                 295     315          -        -
Company contributions                         43      80         69       61
Restructuring                                (27)    (53)         -        -
Benefits paid                               (133)   (119)       (69)     (61)
                                        ------------------  ----------------
Fair value of plan assets at end of year  $2,277  $2,099    $     -  $     -
                                        ------------------  ----------------

Funded status of the plans                $  (72) $   18    $  (964) $  (899)
Unrecognized net actuarial loss (gain)       101      76         27      (31)
Unrecognized prior service cost               66     117        (67)    (109)
                                        ------------------  ----------------
Prepaid (accrued) benefit cost            $   95  $  211    $(1,004) $(1,039)
                                        ==================  ================

AMOUNTS RECOGNIZED IN THE
 CONSOLIDATED BALANCE SHEET
Prepaid benefit cost                      $  111  $  217    $     -  $     -
Accrued benefit liability                    (68)    (12)    (1,004)  (1,039)
Intangible asset                              52       6          -        -
                                        ------------------  ----------------
Net amount recognized                     $   95  $  211    $(1,004) $(1,039)
                                        ==================  ================


WEIGHTED-AVERAGE ASSUMPTIONS
 AS OF DECEMBER 31
Discount rate                              6.75%   7.25%      6.75%    7.25%
Expected return on plan assets             9.25    9.25          -        -
Rate of compensation increase              4.50    4.50          -        -

For measurement purposes, a 5.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% in 2002 and remain at that level thereafter.

                                     Pension Benefits    Other Benefits
                                    ------------------ ------------------
                                     1998  1997  1996   1998  1997  1996
                                    ------------------ ------------------
COMPONENTS OF NET PERIODIC
 BENEFIT COST
Service cost                         $ 36  $ 37  $ 38    $ 7   $ 7  $ 8
Interest cost                         151   147   138     62    64   62
Expected return on plan assets       (175) (158) (151)     -     -    -
Amortization of prior service cost     14    19    17    (13)  (17) (19)
Recognized net actuarial loss (gain)   13    11    16      -    (1)   -
                                    ------------------ ------------------
Benefit cost                         $ 39  $ 56  $ 58    $56   $53  $51
                                    ================== ==================

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                    1%         1%
                                                 Increase   Decrease
                                                ---------- ----------
   Effect on total of service and interest cost
     components in 1998                            $ 4       $ (3)
   Effect on postretirement benefit obligation
     as of December 31, 1998                       $51       $(46)


10.  TAXES ON INCOME
The significant components of the provision for income taxes were:

                             1998     1997     1996
                           ---------------------------
        Current:
          Federal            $  6    $  13     $  3
          Foreign              57       71        3
          State                 1        1        1
                           ---------------------------
          Total current        64       85        7
                           ---------------------------

        Deferred:
          Federal             (31)      (7)       2
          Foreign              23       21       28
          State               (12)      (2)      (2)
                           ---------------------------
          Total deferred      (20)      12       28
                           ---------------------------
        Equity income           1        7       14
                           ---------------------------
        Total                $ 45     $104      $49
                           ===========================

The deferred tax provision includes domestic carryforward benefits of $8 million (1997 - $2 million, 1996 - $28 million).

The effective income tax rate varied from the U.S. statutory rate as follows:


                                               1998  1997  1996
                                             --------------------
    U.S. rate                                   35%   35%   35%
    Income taxed at other than the U.S. rate    (4)    9     2
    Percentage depletion                        (3)   (2)   (3)
    Credits and other tax benefits              (6)    -     -
    State income taxes and other                 1     1    (2)
                                             --------------------
    Effective rate                              23%   43%   32%
                                             ====================

Income taxed at other than the U.S. rate includes a 10% adverse effect in 1997 from basis differences on asset dispositions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1998, the Company had $844 million (1997 - $897 million) of deferred tax assets and $694 million (1997 - $827 million) of deferred tax liabilities that have been netted with respect to tax jurisdictions for presentation purposes. The significant components of these amounts were:

                                           1998              1997
                                    ---------------------------------------
                                      Asset  Liability   Asset  Liability
                                    ---------------------------------------
Retiree health benefits                $381    $  -       $392    $  -
Tax carryforward benefits               141       -        170       -
Environmental and restructuring costs   116      (2)       109      (2)
Other                                    39      78         63      70
Tax over book depreciation             (235)    196       (376)    201
Valuation reserve relating to tax
 carryforward benefits                  (20)      -        (19)      -
                                    ---------------------------------------
Total deferred tax assets and
 liabilities                            422     272        339     269
Amount included as current in balance
 sheet                                   59       -         90       -
                                    ---------------------------------------
Noncurrent deferred tax assets and
 liabilities                           $363    $272       $249    $269
                                    =======================================

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

The geographic components of income (loss) before income taxes, extraordinary loss and the cumulative effects of accounting changes were as follows:


                  1998    1997    1996
                ------------------------
      Domestic    $(86)   $ 21    $  4
      Foreign      283     219     149
                ------------------------
                  $197    $240    $153
                ========================

11.  COMPANY OPERATIONS
The Company is organized into four market-based, global business units. The global business units and their principal products are:

 . Base Materials - alumina, carbon products, primary aluminum ingot and billet, and electrical rod
 . Packaging and Consumer - aluminum and plastic packaging and consumer products; printing products
 . Construction and Distribution - architectural construction products and the distribution of a wide variety of aluminum and stainless steel products
 . Transportation - aluminum wheels, heat exchangers and automotive structures

The Restructuring category includes operations sold and the Company's Alabama can stock complex that we expect to finalize the sale of in early 1999. (See Note 2 for a discussion of the Company's restructuring activities.)

The Other category consists principally of the corporate headquarters (and related selling, general and administrative expenses), operations in emerging markets, European extrusion operations, investments in Canada, Latin America and Saudi Arabia and real estate. Part of the real estate, principally undeveloped land, is held for sale and is expected to be sold over the next few years. The carrying amount for these held-for-sale assets was $42 million at December 31, 1998. Expenses relating to holding these assets, principally real estate taxes, were approximately $1 million per year in each of the last three years.

The comparative periods of 1997 and 1996 have been restated for the following changes:

 . the Alabama can stock operation was reclassified from the Other category to the Restructuring category as we expect to finalize the sale in early 1999
 . the investment in Latin American can operations was reclassified from the Restructuring category to the Other category as the Company expects to maintain its interest in these operations (no operational restructuring reserves were recorded as a result of our initial classification of this investment in the Restructuring category)


ACCOUNTING POLICIES
Operating income for each global business unit is calculated as revenues plus equity income less cost of products sold, depreciation and the unit's selling, general and administrative expenses. The sales between units are made at market-related prices. Cost of products sold reflects current costs.

Assets for each global business unit include:

 . receivables (including internal receivables from other
  units)
 . inventories (based on the FIFO method)
 . property, plant and equipment (excluding construction in
  progress)
 . investments in unincorporated joint ventures and associated companies
 . other assets directly associated with the unit's operations

Current liabilities for each global business unit include:

 . trade payables
 . accrued compensation and related amounts
 . other current liabilities
 . internal liabilities from other units

For the geographic presentation, revenues are attributed to specific countries based on the location of the operation generating the revenue. Long-lived assets consist of all noncurrent assets such as property, plant and equipment and investments in joint ventures and associated companies.

                                                 Packaging   Construction
                                        Base        and          and
1998                                 Materials   Consumer    Distribution
---------------------------------------------------------------------------
Customer aluminum shipments              668         141         184
Customer revenues:
  Aluminum                            $1,058      $  787        $681
  Nonaluminum                            402         605         314
Intersegment revenues - aluminum         572           -           -
---------------------------------------------------------------------------
Total revenues                        $2,032      $1,392        $995
===========================================================================
Operating income (loss)               $  290      $  156        $ 39
Interest expense
---------------------------------------------------------------------------
Income before income taxes,
  extraordinary loss and cumulative
  effects of accounting changes
===========================================================================
Equity income (loss)                  $    -      $    -        $  -
Depreciation and amortization            138          44           7


Assets                                $3,000      $  625        $375
Current liabilities (excluding debt)     305         110          86
---------------------------------------------------------------------------
Net operating investment              $2,695      $  515        $289
===========================================================================
Unincorporated joint ventures and
  associated companies                $1,299      $    -        $  -
Capital expenditures                     228          38          10
===========================================================================

1997
---------------------------------------------------------------------------
Customer aluminum shipments              513         142         166
Customer revenues:
  Aluminum                            $  923      $  797        $614
  Nonaluminum                            405         602         328
Intersegment revenues - aluminum       1,187           -           -
---------------------------------------------------------------------------
Total revenues                        $2,515      $1,399        $942
===========================================================================
Operating income (loss)               $  312      $  141        $ 41
Interest expense
---------------------------------------------------------------------------
Income before income taxes,
  extraordinary loss and cumulative
  effects of accounting changes
===========================================================================
Equity income (loss)                  $   (2)     $    -        $  -
Depreciation and amortization            135          47           5

Assets                                $3,154      $  663        $381
Current liabilities (excluding debt)     289         114         102
---------------------------------------------------------------------------
Net operating investment              $2,865      $  549        $279
===========================================================================
Unincorporated joint ventures and
  associated companies                $1,177      $    -        $  -
Capital expenditures                     105          41           9
===========================================================================


1998                           Transportation   Restructuring      Other
---------------------------------------------------------------------------
Customer aluminum shipments             63             391            37
Customer revenues:
  Aluminum                            $337          $1,434         $  127
  Nonaluminum                            -              12            102
Intersegment revenues - aluminum         -              12              -
---------------------------------------------------------------------------
Total revenues                        $337          $1,458         $  229
===========================================================================
Operating income (loss)               $(19)         $  124         $ (140)
Interest expense
---------------------------------------------------------------------------
Income before income taxes,
  extraordinary loss and cumulative
  effects of accounting changes
===========================================================================
Equity income (loss)                  $  -          $    -         $  (14)
Depreciation and amortization           25              26             12


Assets                                $352          $  282         $1,523
Current liabilities (excluding debt)    53              66            321
---------------------------------------------------------------------------
Net operating investment              $299          $  216         $1,202
===========================================================================
Unincorporated joint ventures and
     associated companies             $  7          $    -         $  172
Capital expenditures                    50               -             15
===========================================================================

1997
---------------------------------------------------------------------------
Customer aluminum shipments             66             737             39
Customer revenues:
  Aluminum                            $353          $2,610         $  129
  Nonaluminum                            -              79             60
Intersegment revenues - aluminum         -              33              -
---------------------------------------------------------------------------
Total revenues                        $353          $2,722         $  189
===========================================================================
Operating income (loss)               $ 10          $  102         $ (126)
Interest expense
---------------------------------------------------------------------------
Income before income taxes,
  extraordinary loss and cumulative
  effects of accounting changes
===========================================================================
Equity income (loss)                  $  1          $    -         $   (4)
Depreciation and amortization           26             143             12

Assets                                $331          $1,921         $1,359
Current liabilities (excluding debt)    46             212            415
---------------------------------------------------------------------------
Net operating investment              $285          $1,709         $  944
===========================================================================
Unincorporated joint ventures and
  associated companies                $  8          $  172         $   24
Capital expenditures                    40              33             44
===========================================================================



                                          Reconciling
1998                                         Items       Consolidated
---------------------------------------------------------------------------
Customer aluminum shipments                       -          1,484
Customer revenues:
  Aluminum                                  $     -         $4,424
  Nonaluminum                                     -          1,435
Intersegment revenues - aluminum               (584)             -
---------------------------------------------------------------------------
Total revenues                              $  (584)        $5,859
===========================================================================
Operating income (loss)                     $  (139)        $  311
Interest expense                                               114
---------------------------------------------------------------------------
Income before income taxes,
  extraordinary loss and cumulative
  effects of accounting changes                             $  197
===========================================================================
Equity income (loss)                        $     -         $  (14)
Depreciation and amortization                     -            252

Assets                                      $   (23)        $6,134
Current liabilities (excluding debt)            (12)           929
---------------------------------------------------------------------------
Net operating investment                    $   (11)        $5,205
===========================================================================
Unincorporated joint ventures and
  associated companies                      $     -         $1,478
Capital expenditures                              -            341
===========================================================================

1997
---------------------------------------------------------------------------
Customer aluminum shipments                       -          1,663
Customer revenues:
  Aluminum                                  $     -         $5,426
  Nonaluminum                                     -          1,474
Intersegment revenues - aluminum             (1,220)             -
---------------------------------------------------------------------------
Total revenues                              $(1,220)        $6,900
===========================================================================
Operating income (loss)                     $   (87)        $  393
Interest expense                                               153
---------------------------------------------------------------------------
Income before income taxes,
  extraordinary loss and cumulative
  effects of accounting changes                             $  240
===========================================================================
Equity income (loss)                        $     -         $   (5)
Depreciation and amortization                     -            368

Assets                                      $  (583)        $7,226
Current liabilities (excluding debt)           (104)         1,074
---------------------------------------------------------------------------
Net operating investment                    $  (479)        $6,152
===========================================================================
Unincorporated joint ventures and
  associated companies                      $     -         $1,381
Capital expenditures                              -            272
===========================================================================

                                                Packaging    Construction
                                       Base        and            and
1996                                Materials   Consumer     Distribution
---------------------------------------------------------------------------
Customer aluminum shipments             458         136           151
Customer revenues:

  Aluminum                           $  763      $  768          $600
  Nonaluminum                           373         585           332
Intersegment revenues - aluminum        944           -             -
---------------------------------------------------------------------------
Total revenues                       $2,080      $1,353          $932
===========================================================================
Operating income (loss)              $  242      $  149          $ 45
Interest expense

---------------------------------------------------------------------------
Income before income taxes,
  extraordinary loss and cumulative
  effects of accounting changes
===========================================================================
Equity income (loss)                 $    -      $    -          $  -
Depreciation and amortization           131          46             5

Assets                               $3,207      $  635          $365
Current liabilities (excluding debt)    283         124            84
---------------------------------------------------------------------------
Net operating investment             $2,924      $  511          $281
===========================================================================
Unincorporated joint ventures and
  associated companies               $1,187      $    -          $  -
Capital expenditures                     93          59             6
===========================================================================

1996                               Transportation   Restructuring    Other
---------------------------------------------------------------------------

Customer aluminum shipments               58             813           37
Customer revenues:
  Aluminum                              $326          $2,802        $  132
  Nonaluminum                              -             264            71
Intersegment revenues - aluminum           -              39             -
---------------------------------------------------------------------------
Total revenues                          $326          $3,105        $  203
===========================================================================
Operating income (loss)                 $ 17          $  (38)       $ (128)
Interest expense
---------------------------------------------------------------------------
Income before income taxes,
  extraordinary loss and cumulative
  effects of accounting changes
===========================================================================
Equity income (loss)                    $  3          $    -        $   18
Depreciation and amortization             23             143            17

Assets                                  $304          $2,149        $1,394
Current liabilities (excluding debt)      38             256           320
---------------------------------------------------------------------------
Net operating investment                $266          $1,893        $1,074
===========================================================================
Unincorporated joint ventures and
  associated companies                  $  8          $  107        $   35
Capital expenditures                      47             167            60
===========================================================================

                                          Reconciling
1996                                         Items          Consolidated
---------------------------------------------------------------------------
Customer aluminum shipments                      -              1,653
Customer revenues:
  Aluminum                                   $   -             $5,391
  Nonaluminum                                    -              1,625
Intersegment revenues - aluminum              (983)                 -
---------------------------------------------------------------------------
Total revenues                               $(983)            $7,016
===========================================================================
Operating income (loss)                      $  26             $  313
Interest expense                                                  160
---------------------------------------------------------------------------
Income before income taxes,
  extraordinary loss and cumulative
  effects of accounting changes                                $  153
===========================================================================
Equity income (loss)                         $   -             $   21
Depreciation and amortization                    -                365

Assets                                       $(538)            $7,516
Current liabilities (excluding debt)           (85)             1,020
---------------------------------------------------------------------------
Net operating investment                     $(453)            $6,496
===========================================================================
Unincorporated joint ventures and
  associated companies                       $   -             $1,337
Capital expenditures                             -                432
===========================================================================

                                  50

RECONCILING ITEMS
Reconciling items consist of the following:


                                          1998       1997        1996
                                      -----------------------------------
Operating income (loss)
 Inventory accounting adjustments        $   5      $ (12)      $  63
 Operational restructuring effects        (144)       (75)        (37)
                                      -----------------------------------
                                         $(139)     $ (87)      $  26
                                      ===================================

Assets:
 Inventory accounting adjustments        $(248)     $(547)      $(530)
 Construction in progress                  320        155         207
 Internal receivables included in the
  assets of the global business units      (95)      (191)       (215)
                                      -----------------------------------
                                         $ (23)     $(583)      $(538)
                                      ===================================

Current liabilities:
 Internal liabilities included in the
  current liabilities of the
  global business units                  $ (87)     $(185)      $(182)
 Payables to unincorporated joint
  ventures and associated companies         75         81          97
                                      ----------------------------------
                                         $ (12)     $(104)      $ (85)
                                      ==================================

Inventory accounting adjustments include elimination of unrealized profits on sales between global business units and LIFO inventory adjustments, including a LIFO inventory liquidation of $30 million in 1996. Construction in progress in 1998 includes $150 million related to the expansion of the joint-venture Worsley Alumina Refinery in Australia.

Research and development expenditures were $31 million in 1998
(1997- $41 million, 1996 - $49 million).

Geographic

                     Domestic   Canada  Other Foreign  Consolidated
======================================================================
1998
Revenues              $4,653    $  452     $  754         $5,859
Long-lived assets      1,822     1,261      1,086          4,169
======================================================================
1997
Revenues              $5,306    $  523     $1,071         $6,900
Long-lived assets      2,582     1,321      1,080          4,983
======================================================================
1996
Revenues              $5,461    $  510     $1,045         $7,016
Long-lived assets      2,810     1,402      1,136          5,348
======================================================================

The majority of the Other Foreign category is comprised of European operations except that long-lived assets include $673 million in 1998 ($569 million in 1997 and $563 million in 1996) related to the joint-venture Worsley Alumina Refinery located in Australia.

12.  CONTINGENT LIABILITIES AND COMMITMENTS
LEGAL
Various suits, claims and actions are pending against the Company. In the opinion of management, after consultation with legal counsel, disposition of these suits, claims and actions, either individually or in the aggregate, are not expected to have a material adverse effect on the Company's competitive or financial position. No assurance can be given, however, that the disposition of one or more of such suits, claims or actions in a particular reporting period will not be material in relation to the reported results for such period.


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

An analysis of the accrual for environmental remediation costs follows:

                              1998     1997      1996
                            ---------------------------
   Balance at January 1       $177     $203      $248
     Accruals                    7        -         -
     Payments                  (12)     (26)      (45)
                            ---------------------------
   Balance at December 31     $172     $177      $203
                            ===========================

The balance of the accrual at December 31, 1998 is expected to be spent over the next 15 to 20 years with the majority to be spent by the year 2002.

Estimated environmental remediation costs are developed after considering, among other things, the following:

 . currently available technological solutions
 . alternative cleanup methods
 . risk-based assessments of the contamination
 . estimated proportionate share of remediation costs (if applicable)

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

Estimated costs for future environmental compliance and remediation are necessarily imprecise because of factors such as:

 . continuing evolution of environmental laws and regulatory requirements
 . availability and application of technology
 . identification of presently unknown remediation requirements
 . cost allocations among PRPs

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

13. CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY OF CANADA, LTD.
Financial statements for Canadian Reynolds Metals Company, Ltd. and Reynolds Aluminum Company of Canada, Ltd. have been omitted because certain securities registered under the Securities Act of 1933, of which these wholly owned subsidiaries of Reynolds Metals Company (Reynolds) are obligors (thus subjecting them to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by Reynolds. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the notes to the consolidated financial statements of Reynolds. Summarized financial information is as follows:

Canadian Reynolds Metals Company, Ltd.

                            Years ended December 31

                          ----------------------------
                            1998      1997      1996
                          ----------------------------
    Net Sales:
     Customers              $356      $237      $202
     Parent company          466       680       599
                          ----------------------------
                             822       917       801
    Cost of products sold    708       733       677
    Net income              $ 84      $117      $ 65


                                December 31
                            -------------------
                               1998     1997
                            -------------------
    Current assets           $  155   $  179
    Noncurrent assets         1,206    1,206
    Current liabilities        (100)    (148)
    Noncurrent liabilities     (379)    (415)

Reynolds Aluminum Company of Canada, Ltd.

                            Years ended December 31
                          ---------------------------
                           1998      1997       1996
                          ---------------------------
    Net Sales:
     Customers             $447    $  519     $  509
     Parent company         455       648        517
                          ---------------------------
                            902     1,167      1,026
    Cost of products sold   784       956        884
    Net income             $ 84    $  117     $   59


                                  December 31
                            ------------------------
                                1998        1997
                            ------------------------
    Current assets            $  186      $  208
    Noncurrent assets          1,228       1,276
    Current liabilities         (103)       (111)
    Noncurrent liabilities      (389)       (445)

           Quarterly Results of Operations (Unaudited)
              (millions, except per share amounts)


                                                         1998
------------------------------------------------------------------------------
Quarter                                     1st      2nd      3rd      4th
------------------------------------------------------------------------------
Revenues                                  $1,532   $1,579   $1,368   $1,380
Gross profit<F1>                             211      238      202      182
Income (loss) before extraordinary
 loss and cumulative effect of
 accounting change                            58     (123)     262      (45)
Extraordinary loss                             -       (3)     (60)       -
Cumulative effect of accounting change       (23)       -        -        -
------------------------------------------------------------------------------
Net income (loss)                         $   35   $ (126)  $  202   $  (45)
==============================================================================
Earnings Per Share
  Basic:
   Average shares outstanding                 73       72       69       64
   Income (loss) before extraordinary
    loss and cumulative effect of
    accounting change                     $ 0.78   $(1.70)  $ 3.80   $(0.71)
   Extraordinary loss                          -    (0.04)   (0.88)       -
   Cumulative effect of accounting change  (0.32)       -        -        -
------------------------------------------------------------------------------
Net income (loss)                         $ 0.46   $(1.74)  $ 2.92   $(0.71)
------------------------------------------------------------------------------
 Diluted:
  Average shares outstanding                  74       72       69       64
  Income (loss) before extraordinary
   loss and cumulative effect of
   accounting change                      $ 0.78   $(1.70)  $ 3.80   $(0.71)
  Extraordinary loss                           -    (0.04)   (0.88)       -
  Cumulative effect of accounting change   (0.32)       -        -        -
------------------------------------------------------------------------------
Net income (loss)                         $ 0.46   $(1.74)  $ 2.92   $(0.71)
==============================================================================
Net income (loss) includes the effect
 of the following item:
  Operational restructuring
   effects - net<F2>                      $    -   $ (196)  $  201   $  (95)
------------------------------------------------------------------------------


                                                         1997
------------------------------------------------------------------------------
Quarter                                     1st     2nd      3rd      4th
------------------------------------------------------------------------------


Revenues                                  $1,624   $1,786   $1,717   $1,773
Gross profit<F1>                             171      231      215      257
Net income (loss)                         $   43   $   55   $   55   $  (17)
==============================================================================
Earnings Per Share
 Basic:
  Average shares outstanding                  73       73       74       74
------------------------------------------------------------------------------
Net income (loss)                         $ 0.59   $ 0.76   $ 0.74   $(0.23)
------------------------------------------------------------------------------
 Diluted:
  Average shares outstanding                  73       74       75       74
------------------------------------------------------------------------------
Net income (loss)                         $ 0.59   $ 0.75   $ 0.73   $(0.23)
==============================================================================
Net income (loss) includes the effect
 of the following item:
  Operational restructuring
   effects - net<F2>                      $   23   $   (4)  $    -   $  (97)
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


                                       ERNST & YOUNG LLP

Richmond, Virginia
February 19, 1999

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The consolidated financial statements and exhibits listed below are filed as a part of this report.

     (1)  Consolidated Financial Statements:                           Page
                                                                       ----

          Consolidated statement of income -
          Years ended December 31, 1998, 1997 and 1996.                 29

          Consolidated balance sheet - December 31, 1998 and 1997.      30

          Consolidated statement of cash flows -
          Years ended December 31, 1998, 1997 and 1996.                 31

          Consolidated statement of changes in stockholders' equity -
          Years ended December 31, 1998, 1997 and 1996.                 32

          Notes to consolidated financial statements.                   33

          Report of Ernst & Young LLP, Independent Auditors.            56

     (2)  Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts -
          Years Ended December 31, 1998, 1997 and 1996.                 58


          This report omits all other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission because they are not required, are inapplicable or the required information has otherwise been given.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Column A            Column B           Column C          Column D    Column E
-------------------------------------------------------------------------------
                                      Additions
                                ------------------------
                    Balance at   Charged to  Charged to              Balance at
                    beginning    costs and     other                   end of
   Description      of period    expenses     accounts   Deductions    period
-------------------------------------------------------------------------------
Allowance for
 doubtful accounts:
  1998                 $16          $7         $  -        $ (9) (B)    $14
  1997                  18           5            -          (7) (B)     16
  1996                  20           9            -         (11) (B)     18


Allowance for
 deferred income taxes:
  1998                  19           -            1 (A)       -          20
  1997                  46           -            3 (A)     (30) (C)     19
  1996                  45           -            1 (A)       -          46

(A) Allowance for deferred income taxes is charged to provision for taxes on income.

(B)  Allowance for doubtful accounts deductions consist of the following:

                                           1998     1997     1996
                                        ----------------------------
    Receivable write-offs                  $(6)     $(5)     $(11)
    Divestitures                            (3)      (1)        -
    Foreign currency translation effect      -       (1)        -
                                        ----------------------------
                                           $(9)     $(7)     $(11)

(C)  Allowance for deferred income taxes was due to divestitures.

   (3)  Exhibits

      * EXHIBIT 2     -  Asset Purchase Agreement by and among Ball
                         Corporation, Ball Metal Beverage
                         Container Corp. and Reynolds Metals
                         Company dated as of April 22, 1998.  The
                         Registrant agrees to furnish to the
                         Commission upon request a copy of the
                         disclosure schedules supplemental to the
                         Asset Purchase Agreement.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended June 30, 1998, EXHIBIT 2)

     ** EXHIBIT 3.1   -  Restated Certificate of Incorporation,
                         as amended.

     ** EXHIBIT 3.2   -  By-laws, as amended.

        EXHIBIT 4.1   -  Restated Certificate of Incorporation.
                         See EXHIBIT 3.1.

        EXHIBIT 4.2   -  By-laws.  See EXHIBIT 3.2.

      * EXHIBIT 4.3   -  Indenture dated as of April 1, 1989 (the
                         "Indenture") between Reynolds Metals
                         Company and The Bank of New York, as
                         Trustee, relating to Debt Securities.
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended March 31, 1989,
                         EXHIBIT 4(c))

      * EXHIBIT 4.4   -  Amendment No. 1 dated as of November 1,
                         1991 to the Indenture.  (File No. 001-
                         01430, 1991 Form 10-K Report, EXHIBIT
                         4.4)

      * EXHIBIT 4.5   -  Rights Agreement dated as of March 8,
                         1999 between Reynolds Metals Company and
                         ChaseMellon Shareholder Services, L.L.C.
                         (File No. 001-01430, Form 8-K Report
                         dated March 8, 1999, pertaining to
                         Preferred Stock Purchase Rights, EXHIBIT
                         4.1)

      * EXHIBIT 4.6   -  Form of 9-3/8% Debenture due June 15, 1999.
                         (File No. 001-01430, Form 8-K Report
                         dated June 6, 1989, EXHIBIT 4)

      * EXHIBIT 4.7   -  Form of Fixed Rate Medium-Term Note.
                         (Registration Statement No. 33-30882 on
                         Form S-3, dated August 31, 1989, EXHIBIT
                         4.3)

      * EXHIBIT 4.8   -  Form of Floating Rate Medium-Term Note.
                         (Registration Statement No. 33-30882 on
                         Form S-3, dated August 31, 1989, EXHIBIT
                         4.4)

      * EXHIBIT 4.9   -  Form of Book-Entry Fixed Rate Medium-Term
                         Note.  (File No. 001-01430, 1991 Form 10-
                         K Report, EXHIBIT 4.15)

      * EXHIBIT 4.10  -  Form of Book-Entry Floating Rate Medium-Term
                         Note.  (File No. 001-01430, 1991 Form 10-
                         K Report, EXHIBIT 4.16)

      * EXHIBIT 4.11  -  Form of 9% Debenture due August 15, 2003.
                         (File No. 001-01430, Form 8-K Report
                         dated August 16, 1991, Exhibit 4(a))


_______________________
*   Incorporated by reference.
**  Previously filed.

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

    =* EXHIBIT 10.6  -   Financial Counseling Assistance Plan for
                         Officers.  (File No. 001-01430, 1987
                         Form 10-K Report, EXHIBIT 10.11)

    =* EXHIBIT 10.7  -   Management Incentive Deferral Plan.
                         (File No. 001-01430, 1987 Form 10-K
                         Report, EXHIBIT 10.12)

    =* EXHIBIT 10.8  -   Deferred Compensation Plan for Outside
                         Directors as Amended and Restated
                         Effective December 1, 1993.  (File No.
                         001-01430, 1993 Form 10-K Report,
                         EXHIBIT 10.12)

   =** EXHIBIT 10.9  -   Form of Indemnification Agreement for
                         Directors and Officers.

    =* EXHIBIT 10.10 -   Form of Executive Severance Agreement as
                         amended between Reynolds Metals Company
                         and key executive personnel, including
                         each of the individuals listed in Item
                         4A of this report.  (File No. 001-01430,
                         1997 Form 10-K Report, EXHIBIT 10.10)

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

    =* EXHIBIT 10.17 -   Reynolds Metals Company Restricted Stock
                         Plan for Outside Directors.
                         (Registration Statement No. 33-53851 on
                         Form S-8, dated May 27, 1994, EXHIBIT
                         4.6)

_______________________
*  Incorporated by reference.
** Previously filed.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
   Item 601 of Regulation S-K.

    =* EXHIBIT 10.18 -   Reynolds Metals Company New Management
                         Incentive Deferral Plan.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended June 30, 1994, EXHIBIT 10.30)

    =* EXHIBIT 10.19 -   Reynolds Metals Company Salary Deferral
                         Plan for Executives.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended June 30, 1994, EXHIBIT 10.31)

    =* EXHIBIT 10.20 -   Reynolds Metals Company Supplemental
                         Long Term Disability Plan for
                         Executives.  (File No. 001-01430, Form
                         10-Q Report for the Quarter Ended June
                         30, 1994, EXHIBIT 10.32)

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

    =* EXHIBIT 10.23 -   Amendment to Reynolds Metals Company New
                         Management Incentive Deferral Plan
                         effective January 1, 1995.  (File No.
                         001-01430, 1994 Form 10-K Report,
                         EXHIBIT 10.36)

    =* EXHIBIT 10.24 -   Form of Split Dollar Life Insurance Agreement
                         (Trustee Owner, Trustee Pays Premiums).
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1995,
                         EXHIBIT 10.34)

    =* EXHIBIT 10.25 -   Form of Split Dollar Life Insurance Agreement
                         (Trustee Owner, Employee Pays Premium).
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1995,
                         EXHIBIT 10.35)

    =* EXHIBIT 10.26 -   Form of Split Dollar Life Insurance Agreement
                         (Employee Owner, Employee Pays Premium).
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1995,
                         EXHIBIT 10.36)

    =* EXHIBIT 10.27 -   Form of Split Dollar Life Insurance Agreement
                         (Third Party Owner, Third Party Pays
                         Premiums).  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended June 30,
                         1995, EXHIBIT 10.37)


    =* EXHIBIT 10.28 -   Form of Split Dollar Life Insurance Agreement
                         (Third Party Owner, Employee Pays
                         Premiums).  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended June 30,
                         1995, EXHIBIT 10.38)

    =* EXHIBIT 10.29 -   Reynolds Metals Company 1996
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 333-03947 on
                         Form S-8, dated May 17, 1996, EXHIBIT
                         4.6)

    =* EXHIBIT 10.30 -   Amendment to Reynolds Metals Company
                         1992 Nonqualified Stock Option Plan
                         effective January 1, 1993.
                         (Registration Statement No. 333-03947 on
                         Form S-8, dated May 17, 1996, EXHIBIT
                         99)

_______________________
*  Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

    =* EXHIBIT 10.31 -   Form of Stock Option Agreement, as approved
                         May 17, 1996 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended June 30,
                         1996, EXHIBIT 10.41)

    =* EXHIBIT 10.32 -   Form of Three Party Stock Option Agreement,
                         as approved May 17, 1996 by the
                         Compensation Committee of the Company's
                         Board of Directors.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended June 30, 1996, EXHIBIT 10.42)

    =* EXHIBIT 10.33 -   Stock Option Agreement dated August 30, 1996
                         between Reynolds Metals Company and
                         Jeremiah J. Sheehan.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended September 30, 1996, EXHIBIT 10.43)

    =* EXHIBIT 10.34 -   Amendment to Deferred Compensation Plan
                         for Outside Directors effective August
                         15, 1996.  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended September
                         30, 1996, EXHIBIT 10.44)

    =* EXHIBIT 10.35 -   Amendment to Reynolds Metals Company New
                         Management Incentive Deferral Plan
                         effective January 1, 1996.  (File No.
                         001-01430, 1996 Form 10-K Report,
                         EXHIBIT 10.38)

    =* EXHIBIT 10.36 -   Amendment to Reynolds Metals Company
                         Performance Incentive Plan effective
                         January 1, 1996.  (File No. 001-01430,
                         1996 Form 10-K Report, EXHIBIT 10.39)

    =* EXHIBIT 10.37 -   Reynolds Metals Company Supplemental
                         Incentive Plan.  (File No. 001-01430,
                         1996 Form 10-K Report, EXHIBIT 10.40)

    =* EXHIBIT 10.38 -   Reynolds Metals Company Stock Plan for
                         Outside Directors.  (File No. 001-01430,
                         1996 Form 10-K Report, EXHIBIT 10.41)

    =* EXHIBIT 10.39 -   Special Executive Severance Package for
                         Certain Employees who Terminate
                         Employment between January 1, 1997 and
                         June 30, 1999 (or, if earlier, the date
                         of completion of employment related
                         actions related to the Company's
                         portfolio review process, as designated
                         by the Company's Chief Executive
                         Officer), approved by the Compensation
                         Committee of the Company's Board of
                         Directors on January 17, 1997 and
                         extended on May 15, 1998. (File No. 001-
                         01430, 1996 Form 10-K Report, EXHIBIT
                         10.42)

    =* EXHIBIT 10.40 -   Special Award Program for Certain
                         Executives or Key Employees, as approved by the Compensation Committee of the Company's Board of Directors on January
                         17, 1997.  (File No. 001-01430, 1996
                         Form 10-K Report, EXHIBIT 10.43)


-----------------
*  Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

    =* EXHIBIT 10.41 -   Amendment to Reynolds Metals Company
                         1996 Nonqualified Stock Option Plan
                         effective December 1, 1997.  (File No.
                         001-01430, 1997 Form 10-K Report,
                         EXHIBIT 10.41)

    =* EXHIBIT 10.42 -   Amendment to Reynolds Metals Company
                         Restricted Stock Plan for Outside
                         Directors effective December 1, 1997.
                         (File No. 001-01430, 1997 Form 10-K
                         Report, EXHIBIT 10.42)

    =* EXHIBIT 10.43 -   Reynolds Metals Company Long-Term
                         Performance Share Plan. (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended June 30, 1998, EXHIBIT 10.43)

     * EXHIBIT 10.44 -   Asset Purchase Agreement by and among Ball
                         Corporation, Ball Metal Beverage
                         Container Corp. and Reynolds Metals
                         Company dated as of April 22, 1998.  See
                         EXHIBIT 2.

   =** EXHIBIT 10.45 -   Amendment to Reynolds Metals Company
                         Restricted Stock Plan for Outside
                         Directors effective January 1, 1999

   =** EXHIBIT 10.46 -   Amendment to Reynolds Metals Company
                         Stock Plan for Outside Directors
                         effective January 1, 1999

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

______________________
*  Incorporated by reference.
** Previously filed.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

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

                              REYNOLDS METALS COMPANY


                           By ALLEN M. EAREHART
                              ----------------------------
                              Allen M. Earehart
                              Senior Vice President and Controller


Date:  October 20, 1999

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            EXHIBITS
                               TO
                           FORM 10-K/A
                         AMENDMENT NO. 1
                               TO
                            FORM 10-K

           For the fiscal year ended December 31, 1998

                  Commission File No. 001-01430

                     REYNOLDS METALS COMPANY

                Attached herewith is Exhibit 23.

                              INDEX

    * EXHIBIT 2     -    Asset Purchase Agreement by and among Ball
                         Corporation, Ball Metal Beverage
                         Container Corp. and Reynolds Metals
                         Company dated as of April 22, 1998.  The
                         Registrant agrees to furnish to the
                         Commission upon request a copy of the
                         disclosure schedules supplemental to the
                         Asset Purchase Agreement.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended June 30, 1998, EXHIBIT 2)

   ** EXHIBIT 3.1   -    Restated Certificate of Incorporation,
                         as amended.

   ** EXHIBIT 3.2   -    By-laws, as amended.

      EXHIBIT 4.1   -    Restated Certificate of Incorporation.
                         See EXHIBIT 3.1.

      EXHIBIT 4.2   -    By-laws.  See EXHIBIT 3.2.

    * EXHIBIT 4.3   -    Indenture dated as of April 1, 1989 (the
                         "Indenture") between Reynolds Metals
                         Company and The Bank of New York, as
                         Trustee, relating to Debt Securities.
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended March 31, 1989,
                         EXHIBIT 4(c))

    * EXHIBIT 4.4   -    Amendment No. 1 dated as of November 1,
                         1991 to the Indenture.  (File No. 001-
                         01430, 1991 Form 10-K Report, EXHIBIT
                         4.4)

    * EXHIBIT 4.5   -    Rights Agreement dated as of March 8,
                         1999 between Reynolds Metals Company and
                         ChaseMellon Shareholder Services, L.L.C.
                         (File No. 001-01430, Form 8-K Report
                         dated March 8, 1999, pertaining to
                         Preferred Stock Purchase Rights, EXHIBIT
                         4.1)

    * EXHIBIT 4.6   -    Form of 9-3/8% Debenture due June 15, 1999.
                         (File No. 001-01430, Form 8-K Report
                         dated June 6, 1989, EXHIBIT 4)

    * EXHIBIT 4.7   -    Form of Fixed Rate Medium-Term Note.
                         (Registration Statement No. 33-30882 on
                         Form S-3, dated August 31, 1989, EXHIBIT
                         4.3)
_______________________
*   Incorporated by reference.
**  Previously filed.

    * EXHIBIT 4.8   -    Form of Floating Rate Medium-Term Note.
                         (Registration Statement No. 33-30882 on
                         Form S-3, dated August 31, 1989, EXHIBIT
                         4.4)

    * EXHIBIT 4.9   -    Form of Book-Entry Fixed Rate Medium-Term
                         Note.  (File No. 001-01430, 1991 Form 10-
                         K Report, EXHIBIT 4.15)

    * EXHIBIT 4.10  -    Form of Book-Entry Floating Rate Medium-Term
                         Note.  (File No. 001-01430, 1991 Form 10-
                         K Report, EXHIBIT 4.16)

    * EXHIBIT 4.11  -    Form of 9% Debenture due August 15, 2003.
                         (File No. 001-01430, Form 8-K Report
                         dated August 16, 1991, Exhibit 4(a))

    * EXHIBIT 4.12  -    Articles of Continuance of Societe
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

    =* EXHIBIT 10.3  -   Reynolds Metals Company Performance
                         Incentive Plan, as amended and restated
                         effective January 1, 1996.  (File No.
                         001-01430, Form 10-Q Report for the
                         Quarter Ended March 31, 1995, EXHIBIT
                         10.4)

    =* EXHIBIT 10.4  -   Agreement dated December 9, 1987 between
                         Reynolds Metals Company and Jeremiah J.
                         Sheehan.  (File No. 001-01430, 1987 Form
                         10-K Report, EXHIBIT 10.9)

    =* EXHIBIT 10.5  -   Supplemental Death Benefit Plan for
                         Officers.  (File No. 001-01430, 1986
                         Form 10-K Report, EXHIBIT 10.8)

    =* EXHIBIT 10.6  -   Financial Counseling Assistance Plan for
                         Officers.  (File No. 001-01430, 1987
                         Form 10-K Report, EXHIBIT 10.11)

    =* EXHIBIT 10.7  -   Management Incentive Deferral Plan.
                         (File No. 001-01430, 1987 Form 10-K
                         Report, EXHIBIT 10.12)

    =* EXHIBIT 10.8  -   Deferred Compensation Plan for Outside
                         Directors as Amended and Restated
                         Effective December 1, 1993.  (File No.
                         001-01430, 1993 Form 10-K Report,
                         EXHIBIT 10.12)

   =** EXHIBIT 10.9  -   Form of Indemnification Agreement for
                         Directors and Officers.

    =* EXHIBIT 10.10 -   Form of Executive Severance Agreement as
                         amended between Reynolds Metals Company
                         and key executive personnel, including
                         each of the individuals listed in Item
                         4A of this report.  (File No. 001-01430,
                         1997 Form 10-K Report, EXHIBIT 10.10)

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

_______________________
*  Incorporated by reference.
** Previously filed.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
   Item 601 of Regulation S-K.

    =* EXHIBIT 10.16 -   Form of Stock Option Agreement, as approved
                         April 22, 1992 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended March 31,
                         1992, EXHIBIT 28(a))

    =* EXHIBIT 10.17 -   Reynolds Metals Company Restricted Stock
                         Plan for Outside Directors.
                         (Registration Statement No. 33-53851 on
                         Form S-8, dated May 27, 1994, EXHIBIT
                         4.6)

    =* EXHIBIT 10.18 -   Reynolds Metals Company New Management
                         Incentive Deferral Plan.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended June 30, 1994, EXHIBIT 10.30)

    =* EXHIBIT 10.19 -   Reynolds Metals Company Salary Deferral
                         Plan for Executives.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended June 30, 1994, EXHIBIT 10.31)

    =* EXHIBIT 10.20 -   Reynolds Metals Company Supplemental
                         Long Term Disability Plan for
                         Executives.  (File No. 001-01430, Form
                         10-Q Report for the Quarter Ended June
                         30, 1994, EXHIBIT 10.32)

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

    =* EXHIBIT 10.23 -   Amendment to Reynolds Metals Company New
                         Management Incentive Deferral Plan
                         effective January 1, 1995.  (File No.
                         001-01430, 1994 Form 10-K Report,
                         EXHIBIT 10.36)

    =* EXHIBIT 10.24 -   Form of Split Dollar Life Insurance Agreement
                         (Trustee Owner, Trustee Pays Premiums).
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1995,
                         EXHIBIT 10.34)

    =* EXHIBIT 10.25 -   Form of Split Dollar Life Insurance Agreement
                         (Trustee Owner, Employee Pays Premium).
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1995,
                         EXHIBIT 10.35)

    =* EXHIBIT 10.26 -   Form of Split Dollar Life Insurance Agreement
                         (Employee Owner, Employee Pays Premium).
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1995,
                         EXHIBIT 10.36)

    =* EXHIBIT 10.27 -   Form of Split Dollar Life Insurance Agreement
                         (Third Party Owner, Third Party Pays
                         Premiums).  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended June 30,
                         1995, EXHIBIT 10.37)

    =* EXHIBIT 10.28 -   Form of Split Dollar Life Insurance Agreement
                         (Third Party Owner, Employee Pays
                         Premiums).  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended June 30,
                         1995, EXHIBIT 10.38)

---------------------
*  Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

    =* EXHIBIT 10.29 -   Reynolds Metals Company 1996
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 333-03947 on
                         Form S-8, dated May 17, 1996, EXHIBIT
                         4.6)

    =* EXHIBIT 10.30 -   Amendment to Reynolds Metals Company
                         1992 Nonqualified Stock Option Plan
                         effective January 1, 1993.
                         (Registration Statement No. 333-03947 on
                         Form S-8, dated May 17, 1996, EXHIBIT
                         99)

    =* EXHIBIT 10.31 -   Form of Stock Option Agreement, as approved
                         May 17, 1996 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended June 30,
                         1996, EXHIBIT 10.41)

    =* EXHIBIT 10.32 -   Form of Three Party Stock Option Agreement,
                         as approved May 17, 1996 by the
                         Compensation Committee of the Company's
                         Board of Directors.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended June 30, 1996, EXHIBIT 10.42)

    =* EXHIBIT 10.33 -   Stock Option Agreement dated August 30, 1996
                         between Reynolds Metals Company and
                         Jeremiah J. Sheehan.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended September 30, 1996, EXHIBIT 10.43)

    =* EXHIBIT 10.34 -   Amendment to Deferred Compensation Plan
                         for Outside Directors effective August
                         15, 1996.  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended September
                         30, 1996, EXHIBIT 10.44)

    =* EXHIBIT 10.35 -   Amendment to Reynolds Metals Company New
                         Management Incentive Deferral Plan
                         effective January 1, 1996.  (File No.
                         001-01430, 1996 Form 10-K Report,
                         EXHIBIT 10.38)

    =* EXHIBIT 10.36 -   Amendment to Reynolds Metals Company
                         Performance Incentive Plan effective
                         January 1, 1996.  (File No. 001-01430,
                         1996 Form 10-K Report, EXHIBIT 10.39)

    =* EXHIBIT 10.37 -   Reynolds Metals Company Supplemental
                         Incentive Plan.  (File No. 001-01430,
                         1996 Form 10-K Report, EXHIBIT 10.40)

    =* EXHIBIT 10.38 -   Reynolds Metals Company Stock Plan for
                         Outside Directors.  (File No. 001-01430,
                         1996 Form 10-K Report, EXHIBIT 10.41)

    =* EXHIBIT 10.39 -   Special Executive Severance Package for
                         Certain Employees who Terminate
                         Employment between January 1, 1997 and
                         June 30, 1999 (or, if earlier, the date
                         of completion of employment related
                         actions related to the Company's
                         portfolio review process, as designated
                         by the Company's Chief Executive
                         Officer), approved by the Compensation
                         Committee of the Company's Board of
                         Directors on January 17, 1997 and
                         extended on May 15, 1998. (File No. 001-
                         01430, 1996 Form 10-K Report, EXHIBIT
                         10.42)

------------------
*  Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

    =* EXHIBIT 10.40 -   Special Award Program for Certain
                         Executives or Key Employees, as approved by the Compensation Committee of the Company's Board of Directors on January
                         17, 1997.  (File No. 001-01430, 1996
                         Form 10-K Report, EXHIBIT 10.43)

    =* EXHIBIT 10.41 -   Amendment to Reynolds Metals Company
                         1996 Nonqualified Stock Option Plan
                         effective December 1, 1997.  (File No.
                         001-01430, 1997 Form 10-K Report,
                         EXHIBIT 10.41)

    =* EXHIBIT 10.42 -   Amendment to Reynolds Metals Company
                         Restricted Stock Plan for Outside
                         Directors effective December 1, 1997.
                         (File No. 001-01430, 1997 Form 10-K
                         Report, EXHIBIT 10.42)

    =* EXHIBIT 10.43 -   Reynolds Metals Company Long-Term
                         Performance Share Plan. (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended June 30, 1998, EXHIBIT 10.43)

     * EXHIBIT 10.44 -   Asset Purchase Agreement by and among Ball
                         Corporation, Ball Metal Beverage
                         Container Corp. and Reynolds Metals
                         Company dated as of April 22, 1998.  See
                         EXHIBIT 2.

   =** EXHIBIT 10.45 -   Amendment to Reynolds Metals Company
                         Restricted Stock Plan for Outside
                         Directors effective January 1, 1999

   =** EXHIBIT 10.46 -   Amendment to Reynolds Metals Company
                         Stock Plan for Outside Directors
                         effective January 1, 1999

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

----------------
*  Incorporated by reference.
** Previously filed.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.