Form 10-Q/A
period 1999-03-31
REYNOLDS METALS CO
filed 1999-10-20
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                          FORM 10-Q/A

                         AMENDMENT NO. 1
                               to
                            FORM 10-Q


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

                    PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(millions, except per share amounts)
====================================================================

--------------------------------------------------------------------
Quarters ended March 31                           1999        1998
--------------------------------------------------------------------


REVENUES                                         $1,068      $1,532

COSTS AND EXPENSES
 Cost of products sold                              925       1,251
 Selling, general and administrative expenses        82          93
 Depreciation and amortization                       57          70
 Interest                                            20          34
--------------------------------------------------------------------
                                                  1,084       1,448
--------------------------------------------------------------------

EARNINGS
 Income (loss) before income taxes and
  cumulative effect of accounting change            (16)         84
 Taxes on income (credit)                            (6)         26
--------------------------------------------------------------------
 Income (loss) before cumulative effect
  of accounting change                              (10)         58
 Cumulative effect of accounting change               -         (23)
--------------------------------------------------------------------
NET INCOME (LOSS)                                $  (10)     $   35
====================================================================

EARNINGS PER SHARE
 Basic:
  Average shares outstanding                         64          73
  Income (loss) before cumulative effect
   of accounting change                          $(0.15)     $ 0.78
  Cumulative effect of accounting change              -       (0.32)
--------------------------------------------------------------------
  Net income (loss)                              $(0.15)     $ 0.46
====================================================================
 Diluted:
  Average shares outstanding                         64          74
  Income (loss) before cumulative effect
   of accounting change                          $(0.15)     $ 0.78
  Cumulative effect of accounting change              -       (0.32)
--------------------------------------------------------------------
  Net income (loss)                              $(0.15)     $ 0.46
====================================================================

CASH DIVIDENDS PER COMMON SHARE                   $0.35      $ 0.35
====================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
==========================================================================

(millions)                                          March 31  December 31
--------------------------------------------------------------------------
                                                      1999        1998
--------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                           $  191      $   94
 Receivables, less allowances of $10 (1998 - $14)       846         894
 Inventories                                            545         500
 Prepaid expenses and other                             118         114
--------------------------------------------------------------------------
   Total current assets                               1,700       1,602
Unincorporated joint ventures and associated
 companies                                            1,510       1,478
Property, plant and equipment                         4,271       4,282
Less allowances for depreciation and amortization     2,271       2,258
--------------------------------------------------------------------------
                                                      2,000       2,024
Deferred taxes and other assets                         897       1,030
--------------------------------------------------------------------------
Total assets                                         $6,107      $6,134
==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, accrued and other liabilities     $  844      $  929
 Short-term borrowings                                  155         116
 Long-term debt                                         212         196
--------------------------------------------------------------------------
   Total current liabilities                          1,211       1,241
Long-term debt                                        1,123       1,035
Postretirement benefits                               1,031       1,029
Environmental, deferred taxes and other liabilities     600         635
Stockholders' equity:
 Common stock                                         1,533       1,533
 Retained earnings                                    1,189       1,222
 Treasury stock, at cost                               (526)       (526)
 Accumulated other comprehensive income                 (54)        (35)
--------------------------------------------------------------------------
   Total stockholders' equity                         2,142       2,194
--------------------------------------------------------------------------
Contingent liabilities (Note 7)
Total liabilities and stockholders' equity           $6,107      $6,134
==========================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
==========================================================================

--------------------------------------------------------------------------
Quarters ended March 31 (millions)                    1999        1998
--------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income (loss)                                    $(10)       $  35
 Adjustments to reconcile to net cash used in
  operating activities:
   Depreciation and amortization                        57           70
   Cumulative effect of accounting change                -           23
   Changes in operating assets and liabilities
    net of effects of dispositions:
    Accounts payable, accrued and other liabilities    (18)        (104)
    Receivables                                        (21)         (17)
    Inventories                                        (56)           -
    Environmental and restructuring liabilities         (9)         (12)
    Other                                              (55)         (44)
--------------------------------------------------------------------------
Net cash used in operating activities                 (112)         (49)


INVESTING ACTIVITIES
 Capital investments:
   Operational                                         (26)         (28)
   Strategic                                           (80)         (29)
 Sales of assets - operational restructuring           193           39
--------------------------------------------------------------------------
Net cash provided by (used in) investing activities     87          (18)

FINANCING ACTIVITIES
 Increase in short-term borrowings                      41          117
 Proceeds from long-term debt                          150          100
 Reduction of long-term debt                           (46)         (23)
 Cash dividends paid                                   (23)         (26)
 Stock repurchases and other- net                        -         (124)
--------------------------------------------------------------------------
Net cash provided by financing activities              122           44

CASH AND CASH EQUIVALENTS
 Net increase (decrease)                                97          (23)
 At beginning of period                                 94           70
--------------------------------------------------------------------------

At end of period                                      $191        $  47
==========================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
=========================================================================

-------------------------------------------------------------------------
Quarters ended March 31                              1999        1998
-------------------------------------------------------------------------

SHARES (thousands):
 Common stock
   Balance at January 1                             74,105      73,909
   Issued under employee benefit plans                   -          33
-------------------------------------------------------------------------
   Balance at March 31                              74,105      73,942
-------------------------------------------------------------------------

 Treasury stock
   Balance at January 1                             (9,648)          -
   Purchased and held as Treasury stock                  -      (2,004)
-------------------------------------------------------------------------
   Balance at March 31                              (9,648)     (2,004)
-------------------------------------------------------------------------
 Net common shares outstanding                      64,457      71,938
-------------------------------------------------------------------------

DOLLARS (millions):
 Common stock
   Balance at January 1                             $1,533      $1,521
   Issued under employee benefit plans                   -           2
-------------------------------------------------------------------------
   Balance at March 31                              $1,533      $1,523
-------------------------------------------------------------------------

 Retained earnings
   Balance at January 1                             $1,222      $1,253
   Net income (loss)                                   (10)         35
   Cash dividends declared for common stock            (23)        (26)
-------------------------------------------------------------------------
   Balance at March 31                              $1,189      $1,262
-------------------------------------------------------------------------

 Treasury stock
   Balance at January 1                             $ (526)     $    -
   Purchased and held as Treasury stock                  -        (126)
-------------------------------------------------------------------------
   Balance at March 31                              $ (526)     $ (126)
-------------------------------------------------------------------------

 Accumulated other comprehensive income (loss)

   Balance at January 1                             $  (35)     $  (35)

   Foreign currency translation adjustments            (19)         (9)
   Income taxes                                          -           1
                                                   ----------------------
   Other comprehensive income (loss)                   (19)         (8)
-------------------------------------------------------------------------
   Balance at March 31                              $  (54)     $  (43)
-------------------------------------------------------------------------
 Total stockholders' equity                         $2,142      $2,616
-------------------------------------------------------------------------

COMPREHENSIVE INCOME (millions):
 Net income (loss)                                  $  (10)     $   35
 Other comprehensive income (loss)                     (19)         (8)
-------------------------------------------------------------------------
 Comprehensive income (loss)                        $  (29)     $   27
-------------------------------------------------------------------------

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

                                             Quarters ended March 31
                                      ---------------------------------
                                              1999            1998
                                      ---------------------------------
Income (numerator):
 Income (loss) before cumulative
  effect of accounting change                    $(10)            $58

Average shares (denominator):
 Basic                                     64,475,000      73,174,000
 Effect of dilutive securities:
   Stock options                                    -         372,000
                                      ---------------------------------
 Diluted                                   64,475,000      73,546,000
                                      ---------------------------------

Per share amount:
 Basic                                         $(0.15)          $0.78
 Diluted                                       $(0.15)          $0.78

Antidilutive securities excluded:
 Stock options                              4,977,000       1,484,000

5.  FINANCING ARRANGEMENTS
In the first quarter of 1999, the Company borrowed $150 million under its credit facilities. The borrowing bears interest at a variable rate (5.3% at March 31, 1999) and requires repayment in a lump sum in 2001. The variable rate is based on the London Interbank Offer Rate.

6.  COMPANY OPERATIONS

                                                Packaging   Construction
                                      Base         and          and
First Quarter 1999                  Materials   Consumer    Distribution
--------------------------------------------------------------------------
Customer aluminum shipments            212          33           47
Internal aluminum shipments             56           -            -
--------------------------------------------------------------------------
Total aluminum shipments               268          33           47
Customer revenues:
  Aluminum                            $302        $178         $159
  Nonaluminum                           75         134           78
Intersegment revenues - aluminum        81           -            -
--------------------------------------------------------------------------
Total revenues                        $458        $312         $237
==========================================================================
Operating income (loss)               $ 14          26         $  8
Interest expense
--------------------------------------------------------------------------
Loss before income taxes
==========================================================================

First Quarter 1998
--------------------------------------------------------------------------
Customer aluminum shipments            145          30           46
Internal aluminum shipments             99           -            -
--------------------------------------------------------------------------
Total aluminum shipments               244          30           46
Customer revenues:
  Aluminum                            $247        $175         $165
  Nonaluminum                          115         136           82
Intersegment revenues - aluminum       163           -            -
--------------------------------------------------------------------------
Total revenues                        $525        $311         $247
==========================================================================
Operating income (loss)               $ 79        $ 22            8
Interest expense
--------------------------------------------------------------------------
Income before income taxes
==========================================================================


First Quarter 1999               Transportation   Restructuring   Other
--------------------------------------------------------------------------
Customer aluminum shipments             17               -           14
Internal aluminum shipments              -               -            -
--------------------------------------------------------------------------
Total aluminum shipments                17               -           14
Customer revenues:
  Aluminum                             $94               -         $ 37
  Nonaluminum                            -               -           11
Intersegment revenues - aluminum                         -            -
--------------------------------------------------------------------------
Total revenues                         $94               -         $ 48
==========================================================================
Operating income (loss)                 (2)              -         $(44)
Interest expense
--------------------------------------------------------------------------
Loss before income taxes
==========================================================================

First Quarter 1998
--------------------------------------------------------------------------
Customer aluminum shipments             16             116            9
Internal aluminum shipments                              2            -
--------------------------------------------------------------------------
Total aluminum shipments                16             118            9
Customer revenues:
  Aluminum                             $87            $477         $ 29
  Nonaluminum                            -               5           14
Intersegment revenues - aluminum         -               7            -
--------------------------------------------------------------------------
Total revenues                         $87            $489         $ 43
==========================================================================
Operating income (loss)                $ -            $ 38         $(32)
Interest expense
--------------------------------------------------------------------------
Income before income taxes
==========================================================================

                                        Reconciling
First Quarter 1999                         Items          Consolidated
--------------------------------------------------------------------------
Customer aluminum shipments                   -                  323
Internal aluminum shipments                 (56)                   -
--------------------------------------------------------------------------
Total aluminum shipments                    (56)                 323
Customer revenues:
  Aluminum                                $   -               $  770
  Nonaluminum                                 -                  298
Intersegment revenues - aluminum            (81)                   -
--------------------------------------------------------------------------
Total revenues                            $ (81)              $1,068
==========================================================================
Operating income (loss)                   $   2               $    4
Interest expense                                                  20
--------------------------------------------------------------------------
Loss before income taxes                                      $  (16)
==========================================================================

First Quarter 1998
--------------------------------------------------------------------------
Customer aluminum shipments                   -                  362
Internal aluminum shipments                (101)                   -
--------------------------------------------------------------------------
Total aluminum shipments                   (101)                 362
Customer revenues:
  Aluminum                                $   -               $1,180
  Nonaluminum                                 -                  352
Intersegment revenues - aluminum           (170)                   -
--------------------------------------------------------------------------
Total revenues                            $(170)              $1,532
==========================================================================
Operating income (loss)                   $   3               $  118
Interest expense                                                  34
--------------------------------------------------------------------------
Income before income taxes                                    $   84
==========================================================================


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

8. CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY OF CANADA, LTD.
Financial statements and financial statement schedules for Canadian Reynolds Metals Company, Ltd. and Reynolds Aluminum Company of Canada, Ltd. have been omitted because certain securities registered under the Securities Act of 1933, of which these wholly owned subsidiaries of Reynolds Metals Company (Reynolds) are obligors (thus subjecting them to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by Reynolds. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the footnotes to the financial statements of Reynolds. Summarized financial information is as follows:

8.  CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM
    COMPANY OF CANADA, LTD. - continued

Canadian Reynolds Metals Company, Ltd.

                                            Quarters ended March 31
                                         ----------------------------
                                              1999          1998
                                         ----------------------------
   Net Sales:
     Customers                               $  110        $   93
     Parent and related companies               100           131
                                         ----------------------------
                                             $  210        $  224


   Cost of products sold                        196           185

   Net income                                $    6        $   28

                                            March 31      December 31
                                              1999           1998
                                         ----------------------------
   Current assets                            $  304        $  155
   Noncurrent assets                          1,202         1,206
   Current liabilities                          (98)         (100)
   Noncurrent liabilities                      (530)         (379)

Reynolds Aluminum Company of Canada, Ltd.

                                             Quarters ended March 31
                                         ----------------------------
                                               1999           1998
                                         ----------------------------
   Net Sales:
     Customers                               $  110       $  119
     Parent and related companies               100          125
                                         ----------------------------
                                             $  210       $  244

   Cost of products sold                        195          201

   Net income                                $    7       $   29

                                           March 31      December 31
                                             1999           1998
                                         ----------------------------

   Current assets                            $  296       $  186
   Noncurrent assets                          1,217        1,228
   Current liabilities                          (99)        (103)
   Noncurrent liabilities                      (540)        (389)

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


RESULTS OF OPERATIONS
---------------------
Extremely low aluminum prices reduced operating results by $76 million in the first quarter of 1999 compared to the first quarter of 1998 primarily affecting our Base Materials Global Business Unit. During the quarter, aluminum prices reached an all-time low adjusted for inflation and a five-year low on a nominal basis. Our average realized price for primary aluminum of $0.64 per pound in the 1999 first quarter was down 17% compared to $0.77 per pound in the 1998 first quarter. The impact of lower prices was partially offset by lower material and conversion costs of $30 million, lower interest and SG&A expenses of $25 million, and higher shipments from ongoing operations of $2 million, especially value-added primary aluminum products. In addition, our results include foreign currency related losses and charges, principally in Brazil, of $12 million.

                                                First Quarter
                                           -----------------------
                                             1999           1998
                                           -----------------------
RESULTS
Income (loss) before cumulative effect
 of accounting change                       $  (10)        $  58
Cumulative effect of accounting
 change (see Note 2)                             -           (23)
                                           -----------------------
Net income (loss)                           $  (10)        $  35
                                           =======================

EARNINGS PER SHARE - BASIC
Income (loss) before cumulative effect
 of accounting change                       $(0.15)        $0.78
Cumulative effect of accounting change           -         (0.32)
                                           -----------------------
Net income (loss)                           $(0.15)        $0.46
                                           =======================


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

---------------------
GLOBAL BUSINESS UNITS - continued

Base Materials
                                              First Quarter
                                       --------------------------
                                          1999            1998
                                       --------------------------
       Aluminum shipments:
         Customer                          212             145
         Internal                           56              99
                                       --------------------------
         Total                             268             244
                                       ==========================

       Revenues:
         Customer - aluminum              $302            $247
                  - nonaluminum             75             115
         Internal - aluminum                81             163
                                       --------------------------
         Total                            $458            $525
                                       ==========================
        Operating income                  $ 14            $ 79
                                       ==========================

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

Nonaluminum revenues were lower because of:

 . significantly lower prices for alumina - approximately 20%
  to 25% lower than the first quarter of 1998
 . lower customer shipments of alumina and carbon products due to weaker demand and greater internal use resulting from our restart of idled primary aluminum capacity in 1998

The most significant factor affecting operating profit in the first quarter of 1999 was lower prices for primary aluminum products. We were able to offset some of the decline with higher shipments of primary aluminum products, improved capacity utilization, and lower material and conversion costs.

Packaging and Consumer
                                               First Quarter
                                         ------------------------
                                            1999          1998
                                         ------------------------
          Customer aluminum shipments         33            30

          Revenues:

           Customer - aluminum              $178          $175
                    - nonaluminum            134           136
                                         ------------------------
           Total                            $312          $311
                                         ========================
          Operating income                  $ 26          $ 22
                                         ========================

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

Construction and Distribution
                                                 First Quarter
                                           -------------------------
                                              1999           1998
                                           -------------------------

          Customer aluminum shipments           47             46

          Revenues:
           Customer - aluminum                $159           $165
                    - nonaluminum               78             82
                                           -------------------------
           Total                              $237           $247
                                           =========================
          Operating income                    $  8           $  8
                                           =========================


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

Transportation
                                              First Quarter
                                        -------------------------
                                           1999           1998
                                        -------------------------

          Customer aluminum shipments        17             16

          Customer revenues                 $94            $87

          Operating loss                     (2)             -
                                        =========================

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL
                                                March 31    December 31
                                                  1999         1998
                                              ---------------------------
Working capital                                   $489         $361
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


INVESTING ACTIVITIES
Capital investments totaled $106 million in the first quarter of 1999. This amount includes $26 million for operating requirements (replacement equipment, environmental control projects, etc.). The remainder was for strategic projects
(performance improvements, investments, etc.) principally carried forward from 1998, including:

 . expansion of the Worsley Alumina Refinery in Australia
 . modernization of U.S. foil plants
 . acquisition of a producer of flexographic separations and plates for the packaging industry in Canada
 . establishment of a foodservice packaging and consumer
  products subsidiary in Brazil
 . expansion of a plant in Europe that will produce composite architectural products
 . construction of a new, larger metals distribution center in
  Seattle to replace the current leased facility
 . expansion of a forged wheel plant in Virginia (completed in
  February 1999)
 . expansion and modification of an automotive structures plant in Indiana

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

This report contains (and oral communications made by or on behalf of the Company may contain) forecasts, projections, estimates, statements of management's plans, objectives and strategies for the Company and other forward-looking statements<F1>. The Company's expectations for the future and related forward-looking statements are based on a number of assumptions and forecasts, including:

 . world economic growth and other economic indicators
  (including rates of inflation, industrial production, housing starts and light vehicle sales)
 . trends in the Company's key markets
 . global aluminum supply and demand conditions
 . primary aluminum prices

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

------------
 . The markets for most aluminum products are highly competitive. Certain of the Company's competitors are larger than the Company in terms of total assets and operations and have greater financial resources. Certain foreign governments are involved in the operation and/or ownership of certain competitors and may be motivated by political as well as economic considerations. In addition, aluminum competes with other materials, such as steel, plastics and glass, among others, for various applications in the Company's key markets. Plastic products compete with similar products made by the Company's competitors, as well as with products made of glass, aluminum, steel, paper, wood and ceramics, among others. Unanticipated actions or developments by or affecting the Company's competitors and/or the willingness of customers to accept substitutions for the products sold by the Company could affect results.

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

 . The Company has investments and activities in various emerging markets, including Russia, China, India and Brazil. While emerging markets offer strong growth potential, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal systems less developed and predictable, and the possibility of various types of adverse government action more pronounced.

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

                           SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.


     REYNOLDS METALS COMPANY




  By  ALLEN M. EAREHART
     -----------------------
     Allen M. Earehart
     Senior Vice President and Controller
     (Chief Accounting Officer)



DATE:  October 20, 1999