Form 10-Q
period 1999-09-30
REYNOLDS METALS CO
filed 1999-11-12
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 1999

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

As  of October 29, 1999, the Registrant had 63,227,478 shares  of
Common Stock, no par value, outstanding and entitled to vote.

                  PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(millions, except per share amounts)
==================================================================
-----------------------------------------------------------------
                              Quarters ended   Nine months ended
                               September 30       September 30
-----------------------------------------------------------------
                               1999    1998       1999    1998
-----------------------------------------------------------------
REVENUES                      $1,209  $1,368     $3,438  $4,479

COSTS AND EXPENSES
 Cost of products sold           983   1,109      2,856   3,635
 Selling, general and
  administrative expenses         85      93        254     282
 Depreciation and amortization    62      57        179     193
 Interest                         19      27         57      94
 Merger-related expenses          12       -         12       -
 Operational restructuring
  effects - net                    -    (315)         -     (11)
-----------------------------------------------------------------
                               1,161     971      3,358   4,193
-----------------------------------------------------------------
EARNINGS
 Income before income taxes,
  extraordinary loss and
  cumulative effect of
  accounting change               48     397         80     286
 Taxes on income                  12     135         19      89
-----------------------------------------------------------------
 Income before extraordinary
  loss and cumulative effect
  of accounting change            36     262         61     197
 Extraordinary loss                -     (60)         -     (63)
 Cumulative effect of
  accounting change                -       -          -     (23)
-----------------------------------------------------------------
NET INCOME                    $   36  $  202     $   61  $  111
==================================================================
EARNINGS PER SHARE
 Basic:
  Average shares outstanding      63      69         64      72
  Income before extraordinary
   loss and cumulative effect
   of accounting change        $0.56   $3.80      $0.95   $2.76
  Extraordinary loss               -   (0.88)         -   (0.89)
  Cumulative effect of
   accounting change               -       -          -   (0.32)
-----------------------------------------------------------------
  Net income                   $0.56   $2.92      $0.95   $1.55
==================================================================
 Diluted:
  Average shares outstanding      63      69         64      72
  Income before extraordinary
   loss and cumulative effect
   of accounting change        $0.56   $3.80      $0.95   $2.76
  Extraordinary loss               -   (0.88)         -   (0.89)
  Cumulative effect of
   accounting change               -       -          -   (0.32)
-----------------------------------------------------------------
  Net income                   $0.56   $2.92      $0.95   $1.55
==================================================================

CASH DIVIDENDS PER
 COMMON SHARE                  $0.35   $0.35      $1.05   $1.05
==================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
=========================================================================
(millions)                                     September 30  December 31
------------------------------------------------------------------------
                                                     1999        1998
------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                        $   62       $   94
 Receivables, less allowances of $9 (1998 - $14)     666          894
 Inventories                                         530          500
 Prepaid expenses and other                          110          114
------------------------------------------------------------------------
   Total current assets                            1,368        1,602
Unincorporated joint ventures and associated
 companies                                         1,622        1,478
Property, plant and equipment                      4,305        4,282
Less allowances for depreciation and amortization  2,293        2,258
------------------------------------------------------------------------
                                                   2,012        2,024
Deferred taxes and other assets                      966        1,030
------------------------------------------------------------------------
Total assets                                      $5,968       $6,134
=========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, accrued and other liabilities  $  809       $  929
 Short-term borrowings                               311          116
 Long-term debt                                      138          196
------------------------------------------------------------------------
   Total current liabilities                       1,258        1,241
Long-term debt                                     1,009        1,035
Postretirement benefits                            1,014        1,029
Environmental, deferred taxes and other
 liabilities                                         593          635
Stockholders' equity:
 Common stock                                      1,560        1,533
 Retained earnings                                 1,216        1,222
 Treasury stock, at cost                            (626)        (526)
 Accumulated other comprehensive income              (56)         (35)
------------------------------------------------------------------------
   Total stockholders' equity                      2,094        2,194
------------------------------------------------------------------------
Contingent liabilities (Note 9)
Total liabilities and stockholders' equity        $5,968       $6,134
======================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
=========================================================================
------------------------------------------------------------------------
Nine months ended September 30 (millions)              1999     1998
------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                            $ 61    $  111
 Adjustments to reconcile to net cash provided by
  operating activities:
   Depreciation and amortization                        179       193
   Operational restructuring effects                      -       (11)
   Deferred taxes and other                             (13)       10
   Merger-related expenses                               12         -
   Extraordinary item                                     -        63
   Cumulative effect of accounting change                 -        23
   Changes in operating assets and liabilities net
    of effects of dispositions:
    Accounts payable, accrued and other liabilities     (47)     (149)
    Receivables                                         105       (49)
    Inventories                                         (34)       75
    Environmental and restructuring liabilities         (34)      (42)
    Other                                               (56)      (63)
------------------------------------------------------------------------
Net cash provided by operating activities               173       161

INVESTING ACTIVITIES
 Capital investments:
   Operational                                          (85)     (102)
   Strategic                                           (291)     (115)
 Operational restructuring proceeds                     204     1,066
 Other                                                   (6)      (24)
------------------------------------------------------------------------
Net cash provided by (used in) investing activities    (178)      825

FINANCING ACTIVITIES
 Increase in short-term borrowings                      197        97
 Proceeds from long-term debt                           250       250
 Reduction of long-term debt                           (333)     (769)
 Cash dividends paid                                    (68)      (76)
 Repurchase of common stock                            (100)     (526)
 Stock options exercised                                 27        11
------------------------------------------------------------------------
Net cash used in financing activities                   (27)   (1,013)

CASH AND CASH EQUIVALENTS
 Net decrease                                           (32)      (27)
 At beginning of period                                  94        70
------------------------------------------------------------------------

At end of period                                       $ 62    $   43
=========================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
=========================================================================
------------------------------------------------------------------------
Nine months ended September 30                      1999          1998
------------------------------------------------------------------------
SHARES (thousands):
 Common stock
   Balance at January 1                            74,105        73,909
   Issued under employee benefit plans                462           194
------------------------------------------------------------------------
   Balance at September 30                         74,567        74,103
------------------------------------------------------------------------
 Treasury stock
   Balance at January 1                            (9,648)            -
   Purchased and held as treasury stock            (1,694)       (9,648)
------------------------------------------------------------------------
   Balance at September 30                        (11,342)       (9,648)
------------------------------------------------------------------------
 Net common shares outstanding                     63,225        64,455
------------------------------------------------------------------------

DOLLARS (millions):
 Common stock
   Balance at January 1                            $1,533        $1,521
   Issued under employee benefit plans                 27            12
------------------------------------------------------------------------
   Balance at September 30                         $1,560        $1,533
------------------------------------------------------------------------
 Retained earnings
   Balance at January 1                            $1,222        $1,253
   Net income (loss)                                   61           111
   Cash dividends declared for common stock           (67)          (75)
------------------------------------------------------------------------
   Balance at September 30                         $1,216        $1,289
------------------------------------------------------------------------
 Treasury stock
   Balance at January 1                            $ (526)       $    -
   Purchased and held as treasury stock              (100)         (526)
------------------------------------------------------------------------
   Balance at September 30                         $ (626)       $ (526)
------------------------------------------------------------------------
 Accumulated other comprehensive income (loss)
   Balance at January 1                            $  (35)       $  (35)

   Foreign currency translation adjustments           (21)            2
   Income taxes                                         -            (6)
                                               -------------------------
   Other comprehensive income (loss)                  (21)           (4)
------------------------------------------------------------------------
   Balance at September 30                         $  (56)       $  (39)
------------------------------------------------------------------------
 Total stockholders' equity                        $2,094        $2,257
------------------------------------------------------------------------

COMPREHENSIVE INCOME (millions):
 Net income (loss)                                 $   61        $  111
 Other comprehensive income (loss)                    (21)           (4)
------------------------------------------------------------------------
 Comprehensive income (loss)                       $   40        $  107
------------------------------------------------------------------------

Comprehensive income was $39 million for the third quarter of 1999 and $213 million for the third quarter of 1998.

The accompanying notes to consolidated financial statements are an integral part of these statements.

    REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (UNAUDITED)

         Quarters Ended September 30, 1999 and 1998



1.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods of 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998, as amended. Certain amounts have been reclassified to conform to the 1999 presentation. In the tables, dollars are in millions, except per share and per pound amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.


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

ACCOUNTING FOR THE COSTS OF DEVELOPING OR OBTAINING INTERNAL-
USE SOFTWARE
In the first quarter of 1999, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires qualifying computer software costs incurred in connection with obtaining or developing software for internal use to be capitalized. In prior years, the Company capitalized costs of purchased software and expensed internal costs of developing software. The effect of adopting this SOP was not material to interim 1999 results, and is not expected to be material for the full year.

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


3.  MERGER
On August 18, 1999, the Company, Alcoa Inc. (Alcoa) and RLM Acquisition Corp., a wholly owned subsidiary of Alcoa, entered into an agreement and plan of merger. Under the merger agreement, each outstanding share of common stock, no par value, of the Company will be converted into 1.06 shares of common stock, par value $1.00 per share, of Alcoa. In connection with the merger agreement, the Company amended its shareholder rights plan to render the plan inapplicable to this transaction. In the third quarter of 1999, the Company recognized $12 million of merger-related expenses. Merger-related expenses are principally for investment banking and legal services and an increase in the expense accrual for a long-term compensation plan, which varies based principally on appreciation of the Company's stock price as compared to the S&P Basic Materials Index.

The Boards of Directors of both Alcoa and Reynolds have approved the proposed merger, which is subject to customary conditions, including approval by the Company's stockholders and antitrust clearances. On September 29, 1999, the Antitrust Division of the Department of Justice issued a request for additional information and documentary material (a "second request"). Under the applicable provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the merger may not be consummated until the expiration of a statutory waiting period, which expires 20 days after both the Company and Alcoa substantially comply with the second request. The Company and Alcoa will also make filings under the competition laws of Canada and the European Union and other countries where the companies have significant operations.

The merger agreement contains certain restrictions on the conduct of the Company's business before completion of the merger. For example, the Company has agreed to operate its business only in the ordinary course, to refrain from taking certain corporate actions without the consent of Alcoa, and not to solicit alternative acquisition proposals.

Reference is made to the copy of the merger agreement incorporated by reference herein as Exhibit 2.


4.  OPERATIONAL RESTRUCTURING
In the first quarter of 1999, the final closing of the sale of the Company's Alabama can stock complex occurred. Early in the fourth quarter of 1999, the Company announced that it had agreed in principle to sell its investment in a Canadian aluminum foil and sheet operation. No gain or loss will be recognized for this transaction, which is subject to regulatory and Board approvals, third party consents, negotiation and execution of definitive agreements and other customary closing conditions.

In the nine-month period of 1998, the Company sold the following:

 .    U.S. recycling operations
 .    Canadian extrusion facilities
 .    European rolling mill operations
 .    an Illinois sheet and plate plant
 .    North American aluminum beverage can operations


5.  EXTRAORDINARY LOSS
The Company had extraordinary losses from debt extinguishments in the third quarter ($60 million) and the nine-month period of 1998 ($63 million). These amounts are net of income tax benefits of $38 million in the third quarter and $39 million in the nine-month period.

6.  EARNINGS PER SHARE
The following is a reconciliation of income and average shares for the basic and diluted earnings per share computations for "Income (loss) before extraordinary loss and cumulative effect of accounting change."

                                          Quarters ended September 30
                                         -----------------------------
                                             1999            1998
                                         -----------------------------
Income (numerator):
 Income before extraordinary loss and
  cumulative effect of accounting change
  (Basic and Diluted)                            $36            $262

Average shares (denominator):
 Basic                                    63,065,000      69,241,000
 Effect of dilutive securities:
   Stock options                             288,000          84,000
   Stock potentially issuable under a
    long-term incentive plan                 101,000               -
                                         -----------------------------
 Diluted                                  63,454,000      69,325,000
                                         -----------------------------

Per share amount:
 Basic                                          $.56           $3.80
 Diluted                                        $.56           $3.80

Antidilutive securities excluded:
 Stock options                             1,301,000       3,955,000

                                        Nine Months ended September 30
                                       --------------------------------
                                                1999          1998
                                       --------------------------------
Income (numerator):
 Income before extraordinary loss and
  cumulative effect of accounting
  change (Basic and Diluted)                     $61            $197

Average shares (denominator):
 Basic                                    63,888,000      71,474,000
 Effect of dilutive securities:
   Stock options                             173,000         257,000
   Stock potentially issuable under
    a long-term incentive plan                54,000               -
                                       --------------------------------
 Diluted                                  64,115,000      71,731,000
                                       --------------------------------

Per share amount:
 Basic                                          $.95           $2.76
 Diluted                                        $.95           $2.76

Antidilutive securities excluded:
 Stock options                             2,532,000       2,306,000

7.  FINANCING ARRANGEMENTS
In the nine months of 1999, the Company:

 .    borrowed $150 million under its revolving credit
     facilities that bear interest at a variable rate (5.8% at September 30, 1999, based on the London Interbank Offer
     Rate) and require repayment in a lump sum in 2001

 .    issued $100 million of medium-term notes (at a fixed
     rate of 7%), which require annual principal repayments of $20 million between 2005 and 2009

 .    increased available revolving credit facilities by $185
     million (with an annual commitment fee of .125% on the unused portion)

8.  COMPANY OPERATIONS
Certain amounts for the third quarter and nine-month period of 1998 have been reclassified to conform to the 1999 presentation. The principal reclassification was to move corporate amounts from the Other category to Reconciling Items.

                                                 Packaging   Construction
                                       Base         and          and
                                     Materials   Consumer    Distribution
===========================================================================
Third Quarter 1999
Customer aluminum shipments             226          36           53
Intersegment aluminum shipments          52           -            -
--------------------------------------------------------------------------
Total aluminum shipments                278          36           53
===========================================================================

Revenues:
 Aluminum                              $357        $199         $176
 Nonaluminum                             97         156           80
Intersegment revenues - aluminum         78           -            -
--------------------------------------------------------------------------
Total revenues                         $532        $355         $256
===========================================================================

Segment operating income (loss)        $ 78        $ 35         $ 11
Inventory accounting adjustments
Corporate amounts
Operational restructuring effects - net
Merger-related expenses
--------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting change
--------------------------------------------------------------------------

Net income
===========================================================================

Third Quarter 1998
Customer aluminum shipments             172          34           48
Intersegment aluminum shipments          94           -            -
--------------------------------------------------------------------------
Total aluminum shipments                266          34           48
===========================================================================

Revenues:
 Aluminum                              $263        $191         $176
 Nonaluminum                             85         150           79
Intersegment revenues - aluminum        156           -            -
--------------------------------------------------------------------------
Total revenues                         $504        $341         $255
===========================================================================

Segment operating income (loss)        $ 65        $ 34         $ 13
Inventory accounting adjustments
Corporate amounts
Operational restructuring effects - net
--------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting change
--------------------------------------------------------------------------

Net income
===========================================================================

The reconciling amounts for nonaluminum revenues relate to corporate activities.

                                   Transportation   Restructuring   Other
===========================================================================
Third Quarter 1999
Customer aluminum shipments                17              -          14
Intersegment aluminum shipments             -              -           -
--------------------------------------------------------------------------
Total aluminum shipments                   17              -          14
===========================================================================

Revenues:
 Aluminum                                $ 89           $  -         $35
 Nonaluminum                                -              -          14
Intersegment revenues - aluminum            -              -           -
--------------------------------------------------------------------------
Total revenues                           $ 89           $  -         $49
===========================================================================

Segment operating income (loss)          $(15)          $  -         $ 4
Inventory accounting adjustments
Corporate amounts
Operational restructuring effects - net
Merger-related expenses
--------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting change
--------------------------------------------------------------------------

Net income
===========================================================================

Third Quarter 1998
Customer aluminum shipments                15             88           9
Intersegment aluminum shipments             -              -           -
--------------------------------------------------------------------------
Total aluminum shipments                   15             88           9
===========================================================================

Revenues:
 Aluminum                                 $75           $299         $26
 Nonaluminum                                -              1          10
Intersegment revenues - aluminum            -              -           -
--------------------------------------------------------------------------
Total revenues                            $75           $300         $36
===========================================================================

Segment operating income (loss)           $(7)          $ 31         $(1)
Inventory accounting adjustments
Corporate amounts
Operational restructuring effects - net
--------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting change
--------------------------------------------------------------------------

Net income
===========================================================================

The reconciling amounts for nonaluminum revenues relate to corporate activities.



                                       Total    Reconciling
                                      Segments     Items     Consolidated
===========================================================================
Third Quarter 1999
Customer aluminum shipments                346         -           346
Intersegment aluminum shipments             52       (52)            -
--------------------------------------------------------------------------
Total aluminum shipments                   398       (52)          346
===========================================================================

Revenues:
 Aluminum                               $  856     $   -        $  856
 Nonaluminum                               347         6           353
Intersegment revenues - aluminum            78       (78)            -
--------------------------------------------------------------------------
Total revenues                          $1,281     $ (72)       $1,209
===========================================================================

Segment operating income (loss)         $  113     $   -        $  113
Inventory accounting adjustments                                     -
Corporate amounts                                                  (34)
Operational restructuring effects - net                              -
Merger-related expenses                                            (12)
--------------------------------------------------------------------------
Corporate operating income                                          67

Interest expense                                                   (19)
Taxes on income                                                    (12)
Extraordinary loss                                                   -
Cumulative effect of accounting change                               -
--------------------------------------------------------------------------

Net income                                                      $   36
===========================================================================

Third Quarter 1998
Customer aluminum shipments                366         -           366
Intersegment aluminum shipments             94       (94)            -
--------------------------------------------------------------------------
Total aluminum shipments                   460       (94)          366
===========================================================================

Revenues:
 Aluminum                               $1,030     $   -        $1,030
 Nonaluminum                               325        13           338
Intersegment revenues - aluminum           156      (156)            -
--------------------------------------------------------------------------
Total revenues                          $1,511     $(143)       $1,368
===========================================================================

Segment operating income (loss)         $  135     $   -        $  135
Inventory accounting adjustments                                     1
Corporate amounts                                                  (27)
Operational restructuring effects - net                            315
--------------------------------------------------------------------------
Corporate operating income                                         424

Interest expense                                                   (27)
Taxes on income                                                   (135)
Extraordinary loss                                                 (60)
Cumulative effect of accounting change                               -
--------------------------------------------------------------------------

Net income                                                      $  202
===========================================================================

The reconciling amounts for nonaluminum revenues relate to corporate activities.

                                                 Packaging   Construction
                                       Base        and           and
                                     Materials   Consumer    Distribution
===========================================================================
Nine Months ended September 30, 1999
Customer aluminum shipments                653        107        151
Intersegment aluminum shipments            156          -          -
--------------------------------------------------------------------------
Total aluminum shipments                   809        107        151
===========================================================================

Revenues:
 Aluminum                               $  973     $  583       $505
 Nonaluminum                               257        438        237
Intersegment revenues - aluminum           225          -          -
--------------------------------------------------------------------------
Total revenues                          $1,455     $1,021       $742
===========================================================================

Segment operating income (loss)         $  147     $  103       $ 32
Inventory accounting adjustments
Corporate amounts
Operational restructuring effects - net
Merger-related expenses
--------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting change
--------------------------------------------------------------------------

Net income
===========================================================================

Nine Months ended September 30, 1998
Customer aluminum shipments                485        101        140
Intersegment aluminum shipments            275          -          -
--------------------------------------------------------------------------
Total aluminum shipments                   760        101        140
===========================================================================

Revenues:
 Aluminum                               $  778     $  571       $511
 Nonaluminum                               314        430        242
Intersegment revenues - aluminum           445          -          -
--------------------------------------------------------------------------
Total revenues                          $1,537     $1,001       $753
===========================================================================

Segment operating income (loss)         $  239     $   96       $ 29
Inventory accounting adjustments
Corporate amounts
Operational restructuring effects - net
--------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting change
--------------------------------------------------------------------------

Net income
===========================================================================

The reconciling amounts for nonaluminum revenues relate to corporate activities.

                                  Transportation   Restructuring   Other
===========================================================================
Nine Months ended September 30, 1999
Customer aluminum shipments               54            -         44
Intersegment aluminum shipments            -            -          -
--------------------------------------------------------------------------
Total aluminum shipments                  54            -         44
===========================================================================

Revenues:
 Aluminum                               $289       $    -       $ 99
 Nonaluminum                               -            -         23
Intersegment revenues - aluminum           -            -          -
--------------------------------------------------------------------------
Total revenues                          $289       $    -       $122
===========================================================================

Segment operating income (loss)         $(23)      $    -       $  7
Inventory accounting adjustments
Corporate amounts
Operational restructuring effects - net
Merger-related expenses
--------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting change
--------------------------------------------------------------------------

Net income
===========================================================================

Nine Months ended September 30, 1998
Customer aluminum shipments               46          307         27
Intersegment aluminum shipments            -            4          -
--------------------------------------------------------------------------
Total aluminum shipments                  46          311         27
===========================================================================

Revenues:
 Aluminum                               $242       $1,236       $ 81
 Nonaluminum                               -           10         22
Intersegment revenues - aluminum           -           12          -
--------------------------------------------------------------------------
Total revenues                          $242       $1,258       $103
===========================================================================

Segment operating income (loss)         $(14)      $  111       $  1
Inventory accounting adjustments
Corporate amounts
Operational restructuring effects - net
--------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting change
--------------------------------------------------------------------------

Net income
===========================================================================

The reconciling amounts for nonaluminum revenues relate to corporate activities.




                                       Total    Reconciling
                                      Segments     Items     Consolidated
===========================================================================
Nine Months ended September 30, 1999

Customer aluminum shipments              1,009          -        1,009
Intersegment aluminum shipments            156       (156)           -
--------------------------------------------------------------------------
Total aluminum shipments                 1,165       (156)       1,009
===========================================================================

Revenues:
 Aluminum                               $2,449          -       $2,449
 Nonaluminum                               955         34          989
Intersegment revenues - aluminum           225       (225)           -
--------------------------------------------------------------------------
Total revenues                          $3,629     $ (191)      $3,438
===========================================================================

Segment operating income (loss)         $  266     $    -       $  266
Inventory accounting adjustments                                    (2)
Corporate amounts                                                 (115)
Operational restructuring effects - net                              -
Merger-related expenses                                            (12)
--------------------------------------------------------------------------
Corporate operating income                                         137

Interest expense                                                   (57)
Taxes on income                                                    (19)
Extraordinary loss                                                   -
Cumulative effect of accounting change                               -
--------------------------------------------------------------------------

Net income                                                      $   61
===========================================================================

Nine Months ended September 30, 1998
Customer aluminum shipments              1,106          -        1,106
Intersegment aluminum shipments            279       (279)           -
--------------------------------------------------------------------------
Total aluminum shipments                 1,385       (279)       1,106
===========================================================================

Revenues:
 Aluminum                               $3,419      $   -       $3,419
 Nonaluminum                             1,018         42        1,060
Intersegment revenues - aluminum           457       (457)           -
--------------------------------------------------------------------------
Total revenues                          $4,894      $(415)      $4,479
===========================================================================

Segment operating income (loss)         $  462      $   -       $  462
Inventory accounting adjustments                                     5
Corporate amounts                                                  (98)
Operational restructuring effects - net                             11
--------------------------------------------------------------------------
Corporate operating income                                         380

Interest expense                                                   (94)
Taxes on income                                                    (89)
Extraordinary loss                                                 (63)
Cumulative effect of accounting change                             (23)
--------------------------------------------------------------------------

Net income                                                      $  111
===========================================================================

The reconciling amounts for nonaluminum revenues relate to corporate activities.

9.  CONTINGENT LIABILITIES
As previously disclosed in the Company's 1998 Form 10-K, as amended, the Company is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party (PRP), with others, at various Environmental Protection Agency-designated Superfund sites. The Company has recorded amounts (on an undiscounted basis) which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements.

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

Canadian Reynolds Metals Company, Ltd.

                                 Quarters Ended    Nine Months Ended
                                  September 30       September 30
                                ----------------  -------------------
                                  1999    1998      1999      1998
                                ----------------  -------------------
Net Sales:
  Customers                       $143    $ 78      $385      $261
  Parent and related companies      89     119       273       368
                                ----------------  -------------------
                                  $232    $197      $658      $629

Cost of products sold              193     178       578       539

Net income                        $ 27    $ 12      $ 42      $ 61


                               September 30       December 31
                                   1999              1998
                             ------------------------------------
Current assets                    $  322            $  155
Noncurrent assets                  1,183             1,206
Current liabilities                 (115)             (100)
Noncurrent liabilities              (472)             (379)

10. CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY OF CANADA, LTD. - continued

Reynolds Aluminum Company of Canada, Ltd.

                                Quarters Ended     Nine Months Ended
                                 September 30        September 30
                                ----------------  -------------------
                                 1999    1998        1999     1998
                                ----------------  -------------------
Net Sales:
  Customers                      $143    $ 98        $385     $329
  Parent and related companies     89     121         273      360
                                ----------------  -------------------
                                 $232    $219        $658     $689

Cost of products sold             193     199         578      594


Net income                       $ 28    $ 12        $ 43     $ 59

                                   September 30        December 31
                                       1999               1998
                                 ------------------------------------
Current assets                       $  304             $  186
Noncurrent assets                     1,198              1,228
Current liabilities                    (106)              (103)
Noncurrent liabilities                 (481)              (389)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1998 Form 10-K, as amended, along with the consolidated financial statements and related footnotes included in and referred to in this report. In the tables, dollars are in millions, except per share and per pound amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.

Management's Discussion and Analysis contains forecasts, projections, estimates, statements of management's plans, objectives and strategies for the Company and other forward-looking statements. Please refer to the "Risk Factors" section beginning on page 23, where we have summarized factors that could cause actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.


MERGER
------
On August 18, 1999, the Company, Alcoa Inc. (Alcoa) and RLM Acquisition Corp., a wholly owned subsidiary of Alcoa, entered into an agreement and plan of merger. Under the merger agreement, each outstanding share of common stock, no par value, of the Company will be converted into 1.06 shares of common stock, par value $1.00 per share, of Alcoa. In connection with the merger agreement, the Company amended its shareholder rights plan to render the plan inapplicable to this transaction. In the third quarter of 1999, the Company recognized $12 million of merger-related expenses. Merger-related expenses are principally for investment banking and legal services and an increase in the expense accrual for a long-term compensation plan, which varies based principally on appreciation of the Company's stock price as compared to the S&P Basic Materials Index. The Company expects total merger-related expenses to be at least $25 million.

The Boards of Directors of both Alcoa and Reynolds have approved the proposed merger, which is subject to customary conditions, including approval by the Company's stockholders and antitrust clearances. On September 29, 1999, the Antitrust Division of the Department of Justice issued a request for additional information and documentary material (a "second request"). Under the applicable provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the merger may not be consummated until the expiration of a statutory waiting period, which expires 20 days after both the Company and Alcoa substantially comply with the second request. The Company and Alcoa will also make filings under the competition laws of Canada and the European Union and other countries where the companies have significant operations. The Company hopes to complete the merger in the first quarter of next year. However, no assurances can be made that the merger will be completed by then.

The merger agreement contains certain restrictions on the conduct of the Company's business before completion of the merger. For example, the Company has agreed to operate its business only in the ordinary course, to refrain from taking certain corporate actions without the consent of Alcoa, and not to solicit alternative acquisition proposals.

Reference is made to the copy of the merger agreement incorporated by reference herein as Exhibit 2.


RESULTS OF OPERATIONS
---------------------
Net income was $36 million for the third quarter of 1999 and $61 million for the nine months of 1999 compared with net income of $202 million for the third quarter of 1998 and $111 million for the nine months of 1998. Net income for the third quarter and nine months of 1999 included after-tax merger-related expenses of $9 million. In addition to the extraordinary loss and cumulative effect of accounting change shown in the table below, the third quarter and nine months of 1998 included non-recurring, after-tax income of $201 million and $5 million, respectively, for operational restructuring. For additional information concerning the operational restructuring charges, see Note 4 to the consolidated financial statements.

---------------------

                                  Third Quarter    Nine Months
                                 ---------------  --------------
                                  1999    1998     1999    1998
                                 ---------------  --------------
RESULTS
Income before extraordinary
 loss and cumulative effect
 of accounting change            $  36    $ 262    $  61   $ 197
Extraordinary loss (see Note 5)      -      (60)       -     (63)
Cumulative effect of accounting
 change (see Note 2)                 -        -        -     (23)
                                 ---------------  --------------
Net income                       $  36    $ 202    $  61   $ 111
                                 ===============  ==============

EARNINGS PER SHARE - BASIC
Income before extraordinary
 loss and cumulative effect
 of accounting change            $0.56    $3.80    $0.95   $2.76
Extraordinary loss                   -     (.88)       -    (.89)
Cumulative effect of
 accounting change                   -        -        -    (.32)
                                 -------------------------------
Net income                       $0.56    $2.92    $0.95   $1.55
                                 ===============================

AVERAGE REALIZED PRICE PER POUND
Primary aluminum                 $0.71    $0.70    $0.68   $0.73

Our profit before tax from operations for the third quarter of 1999 was down $22 million compared to the third quarter of 1998.
This decrease was attributable principally to the following factors:

 .    lower aluminum pricing in fabricated aluminum products of
     $14 million
 .    loss of income on sold operations of $31 million
 .    weaker results in our Transportation unit
 .    a $7 million non-cash charge for foreign currency
     translation of a Canadian deferred tax liability

On the positive side, gains in sales volumes across all global business units, particularly Base Materials and Packaging and Consumer, improved profit before taxes. Quarter-over-quarter improvement in interest expense was $8 million, and SG&A expenses from our ongoing operations were $4 million lower.

For the nine-month period, our profit before tax from operations of $92 million was $183 million lower than we experienced for the same period in 1998. Included in the results are three items that had a negative impact:

 .    $143 million of lower aluminum pricing
 .    $111 million from the loss of income on sold operations
 .    $40 million of non-cash charges for foreign currency
     translation relating to a Canadian deferred tax liability and our investment in can operations in Brazil

Contributing $57 million to the favorable ongoing operating results were higher sales volumes and lower conversion costs primarily in our Base Materials unit, and lower SG&A expenses. Year-over-year improvement for the nine-month period in interest expense was $37 million.

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

---------------------
GLOBAL BUSINESS UNITS - continued

Base Materials
                               Third Quarter       Nine Months
                             -----------------  -----------------
                               1999     1998      1999     1998
                             -----------------  -----------------
    Aluminum shipments:

      Customer                  226      172       653      485
      Internal                   52       94       156      275
                             -----------------  -----------------
      Total                     278      266       809      760
                             =================  =================

    Revenues:
      Customer - aluminum      $357     $263    $  973   $  778
               - nonaluminum     97       85       257      314
      Internal - aluminum        78      156       225      445
                             -----------------  -----------------
      Total                    $532     $504    $1,455   $1,537
                             =================  =================

    Operating income           $ 78     $ 65    $  147   $  239
                             =================  =================

The increase in customer aluminum shipments in the third quarter and nine months of 1999 reflects strong demand for our value-added products (foundry and sheet ingot, billet and rod), which made up approximately 73% of the primary aluminum shipments in these periods. Our available supply to meet customer demand has increased because we no longer need to supply downstream fabricating operations that have been sold, and we restarted idled capacity in 1998.

In addition to reflecting the changes in shipping volume, aluminum revenues in the nine-month period of 1999 were significantly affected by lower prices for primary aluminum.

Nonaluminum revenues were higher in the third quarter of 1999 because of higher prices for alumina. For the nine-month period of 1999, nonaluminum revenues were lower because prices for alumina were lower than those realized in the nine-month period of 1998. Customer shipments of alumina were also lower due to greater internal use resulting from our restart of idled primary aluminum capacity in 1998.

Operating income improved in the third quarter of 1999 because of higher prices for aluminum and alumina, higher shipments of primary aluminum products, improved capacity utilization and lower conversion costs. Operating income for the nine-month period of 1999 was significantly impacted by lower prices for most products. We were able to offset some of this decline with higher shipments of primary aluminum, improved capacity utilization and lower material and conversion costs.

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

---------------------
GLOBAL BUSINESS UNITS - continued

PACKAGING AND CONSUMER
                                     Third Quarter     Nine Months
                                    ---------------  ---------------
                                     1999     1998    1999     1998
                                    ---------------  ---------------
     Customer aluminum shipments       36       34       107     101

     Revenues:
        Customer - aluminum          $199     $191    $  583  $  571
                 - nonaluminum        156      150       438     430
                                    ---------------  ---------------
     Total                           $355     $341    $1,021  $1,001
                                    ===============  ===============

     Operating income                $ 35     $ 34    $  103  $   96
                                    ===============  ===============

Shipments and revenues were higher in the third quarter and nine months of 1999 because of strong demand for most products, despite declining demand in the tobacco market. The volume impact on revenues was partly offset by lower selling prices.

The increases in operating income in both periods reflect the higher shipping volumes, lower conversion costs and lower costs for aluminum raw materials. These benefits were somewhat offset by the effects of lower selling prices. Raw material costs for plastic products were higher in the third quarter of 1999 but were lower in the nine-month period of 1999.

CONSTRUCTION AND DISTRIBUTION
                                     Third Quarter     Nine Months
                                    ---------------  ---------------
                                     1999     1998    1999     1998
                                    ---------------  ---------------
     Customer aluminum shipments       53       48     151      140

     Revenues:
       Customer - aluminum           $176     $176    $505     $511
                - nonaluminum          80       79     237      242
                                    ---------------  ---------------
     Total                           $256     $255    $742     $753
                                    ===============  ===============

     Operating income                $ 11     $ 13    $ 32     $ 29
                                    ===============  ===============

Shipments increased in the third quarter and nine months of 1999 because of strong demand for most distribution products.
Shipments of construction products reflected weak conditions in several markets outside the U.S., such as Asia and Latin America.

Revenues were adversely affected in both periods because of lower prices for most products. The decline in prices for aluminum products reflects lower material costs. Prices for stainless steel products were lower due to global supply/demand imbalances and lower material costs.

Operating income was negatively affected in both periods by lower selling prices and margins. These effects were more than offset in the nine-month period of 1999 by lower conversion costs and expenses.

---------------------
GLOBAL BUSINESS UNITS - continued

TRANSPORTATION

                                     Third Quarter     Nine Months
                                    ---------------  ---------------
                                    1999      1998    1999     1998
                                    ---------------  ---------------
     Customer aluminum shipments      17       15       54       46

     Customer revenues               $89      $75     $289     $242
     Operating loss                  (15)      (7)     (23)     (14)

Shipments and revenues were higher in the third quarter and nine months of 1999 because of strong demand for cast and forged aluminum wheels. Our available supply increased due to improved capacity utilization and the completion of the expansion of our Virginia forged aluminum wheel plant in February 1999. Shipments and revenues in the third quarter of 1998 were adversely affected by a strike at a major customer.

Operating losses were greater because of start-up costs relating to an engine cradle program at our Indiana automotive structures plant (see below) and higher conversion costs in wheel operations. These effects were partially offset by lower material costs, improved shipping volume and capacity utilization in wheel and heat exchanger operations, and operating improvements at our Beloit, Wisconsin wheel plant.

The Company and an automobile manufacturer are pioneering the first, mass-produced, high-volume, all-aluminum engine cradle. The engine cradle offers significant weight savings, reduces noise and vibration, and provides important safety features. We have incurred high start-up costs because of the complexity of the production process and our acceleration of the timetable to begin production. No other manufacturer has yet produced this particular component.

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

OTHER
The Other category consists principally of operations in emerging markets, European extrusion operations and investments in Canada, Latin America and Saudi Arabia. Early in the fourth quarter of 1999, the Company announced that it had agreed in principle to sell its investment in a Canadian aluminum foil and sheet operation included in this category. The transaction is subject to regulatory and Board approvals, third party consents, negotiation and execution of definitive agreements and other customary closing conditions. No gain or loss will be recognized for this transaction which is expected to close in the first quarter of 2000.

RECONCILING ITEMS
The increases in corporate expenses in both 1999 periods were due to foreign currency related losses and charges, principally in Brazil and Canada.

For additional information concerning the global business units, see Note 8 to the consolidated financial statements.


INTEREST EXPENSE
Interest expense decreased in both 1999 periods because of:

 .    lower amounts of debt outstanding
 .    lower average interest rates due to extinguishing higher
     cost debt
 .    higher amounts for capitalized interest

---------------------
TAXES ON INCOME
The effective tax rates reflected in the income statement differ from the U.S. federal statutory rate principally because of the following:

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

YEAR 2000 REMEDIATION PROJECT
We have completed preparation of our critical, date-sensitive computer systems, processes and interfacing software which include both our information systems and our non-information systems (e.g., manufacturing and mechanical systems) for the year 2000. Our preparation included five phases: (1) inventory, (2) planning, (3) conversion, (4) pre-installation testing and (5) installation. We continue to monitor our computer and software vendors' readiness statements to assure that readiness changes in their products do not negatively affect our systems.

QUALITY ASSURANCE
We have substantially completed validation of our remediation efforts with additional post-installation testing of certain critical computer systems. We have also tested the exchange of data with certain suppliers, customers and government agencies. Some additional quality assurance review and testing will continue through year end based upon ongoing monitoring of status information from customers and suppliers. Most computer software package providers continue to monitor test results from their customers as part of their quality assurance programs. We anticipate that software package providers will continue to send us updates in the fourth quarter and into 2000 if needed. We will perform quality assurance testing on these updates.

---------------------
YEAR 2000 READINESS DISCLOSURE - continued
CONTINGENCY PLANNING
A key aspect of the Company's contingency planning for the year 2000 focuses on assessment of the business impact on the Company resulting from the possible failure of our suppliers to provide needed products and services. We have surveyed those suppliers who are deemed to be critical to each of our operating locations, even though the products or services they provide may not be material to the Company's business as a whole, to assess their year 2000 readiness. We are currently monitoring over 1,500 suppliers and have completed the process of rating them low, medium or high risk in their progress toward being ready for the year 2000. Critical suppliers rated as high risk received primary attention for contingency planning or other measures such as identifying additional sources of supply for critical materials. In addition, we have nearly completed our plan to have identified additional sources of supply or to develop other contingency plans with respect to those critical suppliers who are not ranked as low risk. We will continue monitoring these suppliers into the year 2000.

As of September 30, 1999, we were on schedule with our third party evaluations, having completed approximately 98% of the projected total effort that we currently estimate will be needed. We have completed year 2000 readiness evaluations of our largest customers, none of which are material to our operations as a whole. In addition, we will continue to respond to customer inquiries regarding our year 2000 program and our progress in addressing the issue.


The Company currently has in place operating procedures and business continuity plans at its operating locations for responding to unusual, disruptive situations such as power shortages, failures by major suppliers and natural disasters. These existing procedures and plans provide a solid foundation for addressing many year 2000 issues. As unique risks are identified and deemed sufficiently likely to occur, we are making necessary adaptations or additions to our existing procedures and plans.

Contingency planning and monitoring to determine realistic year 2000 issues beyond those already addressed will continue for the remainder of the year and into the first quarter of 2000.
Several reasonably likely worst case scenarios involve shortages or unanticipated outages of energy requirements. Our operations, particularly in the Base Materials business, require significant quantities of energy. Curtailments or disruptions of energy supplies would result in full or partial shutdowns of these operations until energy availability could be restored. In addition, an unanticipated loss of energy supply could result in damage to production equipment. We continue to assess these and other business disruption risks.

COSTS
The total cost of our year 2000 remediation project is currently expected to be approximately $22 million. As of September 30, 1999, we had incurred approximately $21 million, which includes labor, equipment and license costs. We have not determined the potential costs of business disruptions from supplier or customer non-performance.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL


                                                 September 30   December 31
                                                      1999         1998
                                                -------------- -------------
  Working capital                                    $110         $361
  Ratio of current assets to current liabilities    1.1/1        1.3/1

The decline in working capital was due in part to the sale of $125 million of accounts receivable under a non-recourse facility. After completing substantially all of our Portfolio Review process, we are able to operate with lower levels of working capital.


OPERATING ACTIVITIES
Net cash provided by operating activities in the nine-month period of 1999 was used to fund investing activities. It includes the proceeds from the sale of accounts receivable.

INVESTING ACTIVITIES
Capital investments totaled $376 million in the nine-month period of 1999. This amount includes $85 million for operating requirements (replacement equipment, environmental control projects, etc.). The remainder was for strategic projects
(performance improvements, investments, etc.) principally carried forward from 1998, including:

 .    expanding the Worsley Alumina Refinery in Australia
 .    modernizing U.S. foil plants
 .    acquiring two producers of flexographic separations and
     plates for the packaging industry in the U.S. and one in Canada and a U.S. manufacturer of microwaveable containers for the food service industry
 .    establishing a foodservice packaging and consumer products subsidiary in Brazil
 .    expanding a plant in Europe that will produce composite
     architectural products
 .    acquiring and opening new metals distribution centers
 .    expanding a forged wheel plant in Virginia (completed in the first quarter of 1999)
 .    expanding and modifying an automotive structures plant in
     Indiana (completed in the second quarter of 1999)

Total capital investments planned for 1999 (approximately $440 million) are primarily for those strategic projects now under way and continuing operating requirements. We expect to fund the capital investments remaining in 1999 primarily with cash provided by operating activities supplemented with funds from financing activities.

Part of the proceeds from operational restructuring was used to repurchase common stock.

FINANCING ACTIVITIES
In the nine months of 1999, the Company:

 .    increased short-term borrowings by $197 million
 .    borrowed $150 million under our revolving credit facilities and increased available revolving credit facilities by $185 million (see Note 7)
 .    issued $100 million of medium-term notes (see Note 7),
     reducing to $13 million the amount of debt securities available for issuance under our shelf registration
 .    increased the authorization to issue commercial paper from
     $350 million to $500 million
 .    repurchased common stock with part of the proceeds from
     sales of assets (see the Consolidated Statement of Changes in Stockholders' Equity)

We used the proceeds from the borrowings to repay at maturity
$100 million of 9 3/8% debentures, to reduce borrowings under our revolving credit facilities and to make other scheduled debt payments.

RISK FACTORS
------------
This section should be read in conjunction with Part I, Item 1 (Business), Item 3 (Legal Proceedings) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's 1998 Form 10-K, as amended, and the preceding portions of this Item.

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

The Company remains optimistic about the demand for aluminum for the remainder of 1999 and 2000. A strong recovery in Asia (excluding Japan) and most of Western Europe coupled with continued strong demand in North America should result in global aluminum consumption growing by at least 3% in 1999. These economic recoveries set the stage for aluminum consumption to resume the forecast long-term trend growth rate of 4% to 5% per year in 2000 and 2001.

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

[FN]
________________________
<F1>Forward-looking statements can be identified generally as those containing words such as "should," "will," "will likely result," "hope," "forecast," "outlook," "project," "estimate," "expect," "anticipate," "scheduled," or "plan" and words of similar effect.

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

 . Changes in the costs or availability of supply of power, resins, caustic soda, green coke and other raw materials can materially affect results. Substantial increases in power costs, particularly in the Pacific Northwest, may adversely affect the Company's primary aluminum production plants which require reliable, low-cost power.

 . A number of the Company's operations are cyclical and can be influenced by economic conditions.

 . A failure to complete the Company's major capital projects, such as expansion of the Worsley Alumina Refinery (by reason of construction delays or disputes, labor unrest or otherwise), as scheduled and within budget or a failure to successfully launch new growth or strategic business programs, such as the engine cradle program where we are still experiencing excess start-up costs, could affect the Company's results.

 . The Company's results may be adversely affected if it fails to address successfully the year 2000 issue. While the Company believes it has prepared its information and non-information systems for the advent of the year 2000, a failure to locate and correct all relevant computer codes could result in disruptions of Company operations, some of which may be significant. Also, there can be no guarantee that other entities with which the Company does business will convert their computer applications on a timely basis and no assurance given that their failure to be year 2000 compliant will not have an adverse effect on the Company.

 . A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's results.

 . The Company's proposed merger with Alcoa Inc. is subject to certain conditions, including approval by the Company's stockholders and antitrust clearance. As discussed under "Merger" in this Item 2, the Antitrust Division of the Department of Justice has issued a second request, and under the applicable provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the merger with Alcoa may not be consummated until expiration of a statutory waiting period which expires 20 days after both the Company and Alcoa substantially comply with the second request. The Company and Alcoa will also make filings under the competition laws of Canada and the European Union and other countries where the companies have significant operations. It is possible that regulatory authorities may impose conditions on the combined operations or require divestitures as a condition to approving the merger. While the Company is working promptly toward completion of the merger, no assurances can be given as to whether regulatory delays will be encountered or regulatory conditions to the merger imposed, or the possible effects of such delays or conditions.

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

                  PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

     (a)  Recent Sales of Unregistered Securities

     Under the Registrant's Stock Plan for Outside Directors (the "Plan"), 106 phantom shares, in the aggregate, were granted to the Registrant's nine outside Directors on July 1, 1999, based on an average price of $59.6250 per share. These phantom shares represent dividend equivalents paid on phantom shares previously granted under the Plan. 756 phantom shares, in the aggregate, were granted to the nine outside Directors on September 30, 1999, based on an average price of $60.00 per share. These phantom shares represent a quarterly installment of each outside Director's annual grant under the Plan.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits.

     (b) Reports on Form 8-K

     During the third quarter of 1999, the Registrant filed two
     Current Reports on Form 8-K with the Commission, each of which reported matters under Item 5:

          (1) A Form 8-K filed July 20, 1999, reporting that the Registrant had improved its segment reporting by removing corporate amounts from the Other category and presenting them as separate reconciling items. Filed with the report were reclassified segment disclosures related to the Registrant's financial reports for the quarters ended March 31, 1999 and 1998, other interim periods of 1998, and the fiscal years ended December 31, 1998, 1997 and 1996.

          (2) A Form 8-K filed August 19, 1999, reporting that the Registrant, Alcoa Inc. and RLM
               Acquisition Corp. had entered into an agreement and plan of merger.

          In addition, on October 20, 1999, the Registrant filed a Current Report on Form 8-K reporting under
          Item 5 that it was filing with the report an unaudited pro forma statement of income for the year ended December 31, 1998 relating to the Registrant's sale of its North American aluminum beverage can operations.

                           SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              REYNOLDS METALS COMPANY


                              By  ALLEN M. EAREHART
                                 ------------------------
                                  Allen M. Earehart
                                  Senior Vice President and Controller
                                  (Chief Accounting Officer)


DATE:    November 12, 1999

                        INDEX TO EXHIBITS

          (Attached herewith are Exhibits 10.9 and 27)



  *  EXHIBIT 2     -     Agreement and Plan of Merger among Alcoa
                         Inc., RLM Acquisition Corp. and Reynolds
                         Metals Company dated as of August 18,
                         1999.  (File No. 001-01430, Form 8-K
                         Report dated August 19, 1999, EXHIBIT
                         99.1)

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

  *  EXHIBIT 4.5   -     Amendment No. 1 dated as of November 1,
                         1991 to the Indenture.  (File No. 001-
                         01430, 1991 Form 10-K Report, EXHIBIT
                         4.4)

  *  EXHIBIT 4.6   -     Amended and Restated Rights Agreement
                         dated as of March 8, 1999 (the "Rights
                         Agreement") between Reynolds Metals
                         Company and ChaseMellon Shareholder
                         Services, L.L.C. (File No. 001-01430,
                         Form 8-K Report dated March 8, 1999,
                         EXHIBIT 4.1)

  *  EXHIBIT 4.7   -     First Amendment dated August 20, 1999 to the
                         Rights Agreement.  (File No. 001-01430,
                         Form 8-A/A (Amendment No. 2 to
                         Registration Statement on Form 8-A,
                         pertaining to Preferred Stock Purchase
                         Rights) dated August 19, 1999, EXHIBIT
                         1)

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

______________________
*  Incorporated by reference.

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

  *  EXHIBIT 4.14  -     By-Laws of RACC, as amended.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended March 31, 1997, EXHIBIT 4.14)

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

  *  EXHIBIT 4.16  -     By-Laws of CRM, as amended.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended September 30, 1997, EXHIBIT 4.16)

  *  EXHIBIT 4.17  -     Indenture dated as of April 1, 1993
                         among RACC, Reynolds Metals Company and
                         The Bank of New York, as Trustee.  (File
                         No. 001-01430, Form 8-K Report dated
                         July 14, 1993, EXHIBIT 4(a))

  *  EXHIBIT 4.18  -     First Supplemental Indenture, dated as of
                         December 18, 1995 among RACC, Reynolds
                         Metals Company, CRM and The Bank of New
                         York, as Trustee.  (File No. 001-01430,
                         1995 Form 10-K Report, EXHIBIT 4.18)

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

 =*  EXHIBIT 10.3  -     Amendment and Restatement of Reynolds
                         Metals Company Performance Incentive
                         Plan, as adopted and executed May 21,
                         1999.  (File No. 001-01430, Form 10-Q
                         Report for the Quarter ended June 30,
                         1999, EXHIBIT 10.3)

_______________________
*  Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

  =*  EXHIBIT 10.4  -    Amendment and Restatement of
                         Supplemental Death Benefit Plan for
                         Officers, as adopted and executed April
                         26, 1999.  (File No. 001-01430, Form 10-
                         Q Report for the Quarter ended June 30,
                         1999, EXHIBIT 10.5)

  =*  EXHIBIT 10.5  -    Financial Counseling Assistance Plan for
                         Officers.  (File No. 001-01430, 1987
                         Form 10-K Report, EXHIBIT 10.11)

  =*  EXHIBIT 10.6  -    Management Incentive Deferral Plan.
                         (File No. 001-01430, 1987 Form 10-K
                         Report, EXHIBIT 10.12)

  =*  EXHIBIT 10.7  -    Amendment and Restatement of Deferred
                         Compensation Plan for Outside Directors, as adopted and executed April 28, 1999.
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter ended June 30, 1999,
                         EXHIBIT 10.8)

  =*  EXHIBIT 10.8  -    Form of Indemnification Agreement for
                         Directors and Officers.  (File No. 001-
                         01430, 1998 Form 10-K Report, EXHIBIT
                         10.9)

   =  EXHIBIT 10.9  -    Form of Executive Severance Agreement, as
                         amended, between Reynolds Metals Company and key executive personnel, including each of the individuals listed in Item
                         4A of the 1998 Form 10-K Report.

  =*  EXHIBIT 10.10 -    Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective May 20, 1988.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended June 30, 1988, EXHIBIT 19(a))

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

  =*  EXHIBIT 10.13 -    Form of Stock Option and Stock Appreciation
                         Right Agreement, as approved February
                         16, 1990 by the Compensation Committee
                         of the Company's Board of Directors.
                         (File No. 001-01430, 1989 Form 10-K
                         Report, EXHIBIT 10.24)

  =*  EXHIBIT 10.14 -    Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective January 18, 1991.  (File No.
                         001-01430, 1990 Form 10-K Report,
                         EXHIBIT 10.26)

_______________________
*  Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

  =*  EXHIBIT 10.15 -    Form of Stock Option Agreement, as approved
                         April 22, 1992 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended March 31,
                         1992, EXHIBIT 28(a))

  =*  EXHIBIT 10.16 -    Amendment and Restatement of Reynolds
                         Metals Company Restricted Stock Plan for
                         Outside Directors, as adopted and
                         executed April 28, 1999.  (File No. 001-
                         01430, Form 10-Q report for the Quarter
                         ended June 30, 1999, EXHIBIT 10.17)

  =*  EXHIBIT 10.17 -    Amendment and Restatement of Reynolds
                         Metals Company New Management Incentive
                         Deferral Plan, as adopted and executed
                         April 28, 1999.  (File No. 001-01430,
                         Form 10-Q Report for the Quarter ended
                         June 30, 1999, EXHBIT 10.18)

  =*  EXHIBIT 10.18 -    Amendment and Restatement of Reynolds
                         Metals Company Salary Deferral Plan for
                         Executives, as adopted and executed
                         April 28, 1999.  (File N0. 001-01430,
                         Form 10-Q Report for the Quarter ended
                         June 30, 1999, Exhibit 10.19)

  =*  EXHIBIT 10.19 -    Amendment and Restatement of Reynolds
                         Metals Company Supplemental Long-Term
                         Disability Plan for Executives, as
                         adopted and executed April 26, 1999.
                         (File No. 001-1430, Form 10-Q Report for
                         the Quarter Ended June 30, 1999, EXHIBIT
                         10.20)

  =*  EXHIBIT 10.20 -    Amendment to Reynolds Metals Company
                         1987 Nonqualified Stock Option Plan
                         effective August 19, 1994.  (File No.
                         001-01430, Form 10-Q Report for the
                         Quarter Ended September 30, 1994,
                         EXHIBIT 10.34)

  =*  EXHIBIT 10.21 -    Amendment to Reynolds Metals Company
                         1992 Nonqualified Stock Option Plan
                         effective August 19, 1994.  (File No.
                         001-01430, Form 10-Q Report for the
                         Quarter Ended September 30, 1994,
                         EXHIBIT 10.35)

  =*  EXHIBIT 10.22 -    Form of Split Dollar Life Insurance Agreement
                         (Trustee Owner, Trustee Pays Premiums).
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1995,
                         EXHIBIT 10.34)

  =*  EXHIBIT 10.23 -    Form of Split Dollar Life Insurance Agreement
                         (Trustee Owner, Employee Pays Premium).
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1995,
                         EXHIBIT 10.35)

  =*  EXHIBIT 10.24 -    Form of Split Dollar Life Insurance Agreement
                         (Employee Owner, Employee Pays Premium).
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1995,
                         EXHIBIT 10.36)

____________________________
* Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

  =*  EXHIBIT 10.25 -    Form of Split Dollar Life Insurance Agreement
                         (Third Party Owner, Third Party Pays
                         Premiums).  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended June 30,
                         1995, EXHIBIT 10.37)

  =*  EXHIBIT 10.26 -    Form of Split Dollar Life Insurance Agreement
                         (Third Party Owner, Employee Pays
                         Premiums).  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended June 30,
                         1995, EXHIBIT 10.38)

  =*  EXHIBIT 10.27 -    Amendment and Restatement of Reynolds
                         Metals Company 1996 Nonqualified Stock
                         Option Plan, as adopted and executed
                         April 15, 1999.  (File No. 001-01430,
                         Form 10-Q Report for the Quarter ended
                         June 30, 1999, EXHIBIT 10.28)

  =*  EXHIBIT 10.28 -    Amendment to Reynolds Metals Company
                         1992 Nonqualified Stock Option Plan
                         effective January 1, 1993.
                         (Registration Statement No. 333-03947 on
                         Form S-8, dated May 17, 1996, EXHIBIT
                         99)

  =*  EXHIBIT 10.29 -    Form of Stock Option Agreement, as approved
                         May 17, 1996 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended June 30,
                         1996, EXHIBIT 10.41)

  =*  EXHIBIT 10.30 -    Form of Three Party Stock Option Agreement,
                         as approved May 17, 1996 by the
                         Compensation Committee of the Company's
                         Board of Directors.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended June 30, 1996, EXHIBIT 10.42)

  =*  EXHIBIT 10.31 -    Reynolds Metals Company Supplemental
                         Incentive Plan.  (File No. 001-01430,
                         1996 Form 10-K Report, EXHIBIT 10.40)

  =*  EXHIBIT 10.32 -    Amendment and Restatement of Reynolds
                         Metals Company Stock Plan for Outside
                         Directors, as adopted and executed April
                         28, 1999.  (File No. 001-01430, Form 10-
                         Q Report for the Quarter ended June 30,
                         1999, EXHIBIT 10.34)

  =*  EXHIBIT 10.33 -    Amendment and Restatement of Reynolds
                         Metals Company Long-Term Performance
                         Share Plan, as adopted and executed
                         April 26, 1999.  (File No. 001-01430,
                         Form 10-Q Report for the Quarter Ended
                         June 30, 1999, EXHIBIT 10.37)

   *  EXHIBIT 10.34 -    Asset Purchase Agreement by and among Ball
                         Corporation, Ball Metal Beverage
                         Container Corp. and Reynolds Metals
                         Company dated as of April 22, 1998.
                         (File No. 001-01430, Form 10-Q Report
                         for the Quarter Ended June 30, 1998,
                         EXHIBIT 2)


____________________________
*  Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

  =*  EXHIBIT 10.35 -    Reynolds Metals Company 1999
                         Nonqualified Stock Option Plan.
                         (Registration Statement No. 333-79203 on
                         Form S-8, dated May 24, 1999, EXHIBIT
                         4.5)

  =*  EXHIBIT 10.36 -    Form of Stock Option Agreement, as approved
                         May 21, 1999 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 001-01430, Form 10-
                         Q Report for the Quarter Ended June 30,
                         1999, EXHIBIT 10.40)

  =*  EXHIBIT 10.37 -    Form of Three Party Stock Option Agreement,
                         as approved May 21, 1999 by the
                         Compensation Committee of the Company's
                         Board of Directors.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
                         Ended June 30, 1999, Exhibit 10.41)

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