Form 10-K405
period 1999-12-31
REYNOLDS METALS CO
filed 2000-03-03
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-K


       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1999

                             OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 001-01430

                     REYNOLDS METALS COMPANY
                     A Delaware Corporation
          (IRS Employer Identification No. 54-0355135)
6601 West Broad Street, P. O. Box 27003, Richmond, Virginia 23261-7003
                   Telephone:  (804) 281-2000


Securities registered pursuant to Section 12(b) of the Act:

                                         Name of Each Exchange
Title of Each Class                       on Which Registered
-------------------                      -------------------------

Common Stock, no par value               New York Stock Exchange
Preferred Stock Purchase Rights          New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.    Yes   _X_      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

As of February 25, 2000:

(a) the aggregate market value of the voting stock known by the Registrant to be held by nonaffiliates of the Registrant was approximately $3.7 billion*.

(b) the Registrant had 63,676,149 shares of Common Stock outstanding and entitled to vote.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A - Part III
_______________
* For this purpose, "nonaffiliates" are deemed to be persons other than directors, officers and persons owning beneficially more than five percent of the voting stock as reported to the Securities and Exchange Commission.

                              NOTE

This copy includes only EXHIBIT 21 of those listed on pages 68 - 73.

In accordance with the Securities and Exchange Commission's requirements, we will furnish copies of the remaining exhibits listed below upon payment of a fee of 10 cents per page. Please remit the proper amount with your request to:

                    Secretary
                    Reynolds Metals Company
                    P.O. Box 27003
                    Richmond, Virginia 23261-7003

Exhibits have the following number of pages:

       EXHIBIT 2       149    EXHIBIT 10.15        4
       EXHIBIT 3.1     100    EXHIBIT 10.16       12
       EXHIBIT 3.2      23    EXHIBIT 10.17       17
       EXHIBIT 4.1     100    EXHIBIT 10.18       16
       EXHIBIT 4.2      23    EXHIBIT 10.19        5
       EXHIBIT 4.3       1    EXHIBIT 10.20       10
       EXHIBIT 4.4     165    EXHIBIT 10.21       10
       EXHIBIT 4.5       6    EXHIBIT 10.22        6
       EXHIBIT 4.6      41    EXHIBIT 10.23        2
       EXHIBIT 4.7       9    EXHIBIT 10.24        2
       EXHIBIT 4.8       2    EXHIBIT 10.25        1
       EXHIBIT 4.9       2    EXHIBIT 10.26        3
       EXHIBIT 4.10     10    EXHIBIT 10.27       21
       EXHIBIT 4.11     14    EXHIBIT 10.28        2
       EXHIBIT 4.12      9    EXHIBIT 10.29       10
       EXHIBIT 4.13     36    EXHIBIT 10.30       10
       EXHIBIT 4.14     17    EXHIBIT 10.31        5
       EXHIBIT 4.15     19    EXHIBIT 10.32       12
       EXHIBIT 4.16     18    EXHIBIT 10.33       26
       EXHIBIT 4.17     89    EXHIBIT 10.34       37
       EXHIBIT 4.18      7    EXHIBIT 10.35       21
       EXHIBIT 4.19     12    EXHIBIT 10.36        2
       EXHIBIT 10.1     21    EXHIBIT 10.37        2
       EXHIBIT 10.2     16    EXHIBIT 21           1
       EXHIBIT 10.3     11    EXHIBIT 23           2
       EXHIBIT 10.4      6    EXHIBIT 24          17
       EXHIBIT 10.5      7    EXHIBIT 27           1
       EXHIBIT 10.6      6    EXHIBIT 99           6
       EXHIBIT 10.7     10
       EXHIBIT 10.8     15
       EXHIBIT 10.9     16
       EXHIBIT 10.10     7
       EXHIBIT 10.11    12
       EXHIBIT 10.12    13
       EXHIBIT 10.13     2
       EXHIBIT 10.14     1

                        TABLE OF CONTENTS

                             PART I
ITEM                                                             PAGE
----                                                             ----

 1.  BUSINESS....................................................  1
       GENERAL
         Nature of Operations....................................  1
         Merger..................................................  1
         Restructuring...........................................  2
         Financial Information Regarding Global
          Business Units and Operations
          by Geographic Location.................................  2
       GLOBAL BUSINESS UNITS
         Base Materials..........................................  2
         Packaging and Consumer..................................  7
         Construction and Distribution...........................  7
         Transportation..........................................  8
       OTHER OPERATIONS..........................................  8
       COMPETITION...............................................  9
       ENVIRONMENTAL COMPLIANCE..................................  9
       RESEARCH AND DEVELOPMENT.................................. 11
       EMPLOYEES................................................. 11
 2.  PROPERTIES.................................................. 11
 3.  LEGAL PROCEEDINGS........................................... 15
 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 15
 4A. EXECUTIVE OFFICERS OF THE REGISTRANT........................ 16

                             PART II

 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS....................................... 18
 6.  SELECTED FINANCIAL DATA..................................... 20
 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS....................... 21
 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK............................................... 35
 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................. 36
 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE.................... 65

                            PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......... 65
11.  EXECUTIVE COMPENSATION...................................... 65
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
       AND MANAGEMENT............................................ 65
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 65

                             PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
       ON FORM 8-K............................................... 66

                                   PART I


ITEM 1.  BUSINESS

Reynolds Metals Company (the "Registrant") was incorporated in 1928 under the laws of the State of Delaware. In this report, "Reynolds" and "the Company" mean the Registrant and its consolidated subsidiaries unless otherwise indicated.


                                   GENERAL

NATURE OF OPERATIONS
--------------------

Reynolds is the world's third-largest aluminum producer and the world's leading aluminum foil producer. Reynolds serves customers in growing world markets including the alumina and primary aluminum, packaging and consumer, commercial construction, distribution, and automotive markets, with a wide variety of aluminum, plastic and other products. At December 31, 1999, Reynolds employed approximately 18,900 people. Reynolds has operations or interests in operations at more than 100 locations in 24 countries. Reynolds' world headquarters is in Richmond, Virginia.

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

MERGER
------

On August 18, 1999, Reynolds, Alcoa Inc. (Alcoa) and RLM Acquisition Corp., a wholly owned subsidiary of Alcoa, entered into an agreement and plan of merger. Under the merger agreement, each outstanding share of Reynolds common stock would be converted into 1.06 shares of Alcoa common stock and Reynolds would become wholly owned by Alcoa. On January 10, 2000, Alcoa announced that its Board of Directors had declared a two-for-one split of Alcoa's common stock to Alcoa shareholders of record on May 26, 2000. The stock split is subject to approval of Alcoa shareholders who must approve an amendment to Alcoa's articles to increase the authorized shares of common stock at Alcoa's annual meeting on May 12, 2000. If approved, the stock split would be distributed on June 9, 2000. Shares of Alcoa stock that are issued in the merger will be adjusted, as necessary, to reflect the stock split.

The proposed merger, which was approved by Reynolds' stockholders at a special meeting held on February 11, 2000, is subject to customary closing conditions, including antitrust clearances.

The Hart-Scott-Rodino Antitrust Improvements Act of 1976 prohibits Alcoa and Reynolds from completing the merger until certain information has been furnished to the Antitrust Division of the Department of Justice and the Federal Trade Commission, and until certain waiting period requirements have been satisfied. Alcoa filed a Hart-Scott-Rodino Premerger Notification and Report Form on August 24, 1999 and Reynolds filed such a Form on August 30, 1999. On September 29, 1999, the Antitrust Division issued a request for additional information and documentary material (a "second request"). On February 11, 2000, both Reynolds and Alcoa announced that they believed that they were in substantial compliance with the second request. They also advised the Department of Justice that they would not close the merger before March 31, 2000, in order to provide the Department sufficient time to review the transaction.

In Europe, certain regulations require that Alcoa file a premerger notification form with the Commission of the European Communities prior to consummation of the proposed merger. Alcoa filed such notification on November 18, 1999. This filing began an initial one-month review period in which the European Commission was required to determine whether there are sufficiently "serious doubts" about the proposed merger's compatibility with the common market to require a more complete review. The initial one-month period expired on December 20, 1999, whereupon the European Commission issued a determination that the proposed merger did require a more complete review. The European Commission must complete its investigation and make a final determination with respect to the proposed merger no later than May 10, 2000.

Reynolds and Alcoa have also made filings under the competition laws of Canada, Australia and certain other countries where the companies have significant operations. Alcoa and Reynolds have been advised that the Canadian Competition Bureau has classified this merger as "very complex." Its review is expected to be completed no later than May 24, 2000.
The Australian review process is also expected to be completed by the end of May 2000.

The merger agreement contains certain restrictions on the conduct of Reynolds' business before completion of the merger. For example, Reynolds has agreed to operate its business only in the ordinary course, to refrain from taking certain corporate actions without the consent of Alcoa, and not to solicit alternative acquisition proposals.

Reference is made to the copy of the merger agreement incorporated by reference herein as Exhibit 2.

RESTRUCTURING
-------------

In early 1999, Reynolds finalized the sale of its Alloys can stock complex, which included a rolling mill, two reclamation plants and a coil coating facility, located in Alabama to Wise Alloys LLC, an affiliate of Wise Metals Co., Inc. Also in early 1999, Reynolds sold its aluminum extrusion plant in Irurzun, Spain, as well as its distribution operations for architectural systems located in Spain, to an affiliate of Alcoa. Reynolds sold its investment in a Canadian rolling mill and related assets to Hocan Inc., an affiliate of CORUS Group PLC, in early January 2000. Finalization of these transactions marks the substantial completion of Reynolds' portfolio review process.

FINANCIAL INFORMATION REGARDING GLOBAL BUSINESS UNITS AND OPERATIONS BY GEOGRAPHIC LOCATION
-----------------------------------------------------------------------

Financial information for operations and assets attributable to Reynolds' global business units and information regarding its operations by geographic location are included in Note 12 to the consolidated financial statements in
Item 8 of this report.



                            GLOBAL BUSINESS UNITS

BASE MATERIALS
--------------

Reynolds' base materials global business unit produces metallurgical alumina, alumina chemicals and primary aluminum. It also produces carbon products, principally for use in primary aluminum reduction plants.

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

Reynolds refines bauxite into alumina at its Sherwin alumina plant near Corpus Christi, Texas. Reynolds also is entitled to a share of the production from two joint ventures in which it has interests, one located in Western Australia, known as the Worsley Joint Venture ("Worsley"), and the other located in Stade, Germany, known as Aluminium Oxid Stade ("Stade"). See Table 1 under this Item. In addition, Reynolds has a contract with a third party to purchase 120,000 metric tons of alumina in 2000.

Worsley currently has the capacity to produce 1.88 million metric tons of alumina per year. Reynolds is entitled to 56% of the alumina produced by the joint venture. The Worsley refinery is currently being expanded to increase its annual capacity to 3.1 million metric tons. In addition to increasing capacity, the expansion project will further reduce operating costs and improve product quality. Construction is scheduled to be completed in the second quarter of 2000. Worsley has proven bauxite reserves sufficient to operate the plant at capacity for at least the next 35 years, even after taking into account the ongoing expansion of the refinery's annual capacity.

Bauxite requirements for Reynolds' Sherwin alumina plant and Reynolds' share of the Stade joint venture are obtained from the following sources:

     AUSTRALIA

     Reynolds has a long-term purchase arrangement under which it may buy from a third party an aggregate of approximately 18,800,000 dry metric tons of Australian bauxite through 2021.

     BRAZIL

     Reynolds owns a 5% interest in Mineracao Rio Do Norte S.A. ("MRN"), which owns the Trombetas bauxite mining project in Brazil. Reynolds has agreed to purchase approximately 7,000,000 dry metric tons of Brazilian bauxite from the project for the period 2000 through 2019.

     Reynolds also maintains an interest in other, undeveloped bauxite deposits in Brazil.

     GUINEA

     Reynolds owns a 6% interest in Halco (Mining), Inc. Halco owns 51% and the Guinean government owns 49% of Compagnie des Bauxites de Guinee ("CBG"), which has the exclusive right through 2038 to develop and mine bauxite in a 10,000 square-mile area in northwestern Guinea. Reynolds has a bauxite purchase contract with CBG that will provide Reynolds with a minimum of approximately 6,050,000 dry metric tons of Guinean bauxite for the period 2000 through 2011.

     GUYANA

     Reynolds is a 50% partner with the Guyanese government in a bauxite mining project in the Berbice region of Guyana. Reynolds will buy approximately 2,000,000 dry metric tons of bauxite from the project in 2000.

     JAMAICA

     Reynolds has a purchase arrangement under which it will buy from a third party an aggregate of up to 3,600,000 dry metric tons of Jamaican bauxite for the period 2000 through 2001.

     OTHER

     Reynolds has an arrangement with the U.S. government under which it will buy at a negotiated price during 2000 approximately 600,000 long dry tons of Jamaican bauxite stored next to the Sherwin alumina plant.

Reynolds' present sources of bauxite and alumina are more than adequate to meet the forecasted requirements of its primary aluminum production operations for the foreseeable future.

Reynolds produces primary aluminum at three plants in the United States and one at Baie Comeau, Quebec, Canada. Reynolds is also entitled to a share of the primary aluminum produced at three joint ventures in which it participates: one in Quebec known as the Becancour joint venture ("Becancour"); one in Hamburg, Germany, known as Hamburg Aluminium-Werk GmbH ("Hamburg"); and the third in Ghana, known as Volta Aluminium Company Limited ("Ghana"). See Table 2 under this Item.

Reynolds' primary aluminum products include unalloyed aluminum ingot; billet, which is used by extrusion plants; sheet ingot, which is supplied to rolling facilities; foundry ingot, which is the base material for cast products such as automotive wheels; and electrical redraw rod, which is used by the electrical cable industry. During 1999, 80% of Reynolds' primary aluminum products were sold externally to third parties; the remainder was purchased by other Reynolds business units.

Production at Reynolds' primary aluminum plants can vary due to a number of factors, including changes in worldwide supply and demand. Reynolds currently has the annual capacity to produce 1,094,000 metric tons of primary aluminum, of which 47,000 metric tons are temporarily idled. During 1998, Reynolds restarted 162,000 metric tons of previously idled production capacity. Reynolds will monitor market conditions and its internal needs before proceeding with further restarts.

In addition to the primary aluminum plants listed in Table 2, Reynolds has a 10% equity interest in the Aluminum Smelter Company of Nigeria ("ALSCON"). The smelter closed indefinitely in 1999 due to lack of working capital. The closing has no material effect on Reynolds' operations or financial position. Reynolds also has an 8% equity interest in C.V.G. Aluminio del Caroni, S.A. ("ALCASA"), which produces primary aluminum in Venezuela.

Reynolds owns and operates two carbon products manufacturing facilities located in Lake Charles and Baton Rouge, Louisiana. These facilities have the capacity to produce 875,000 metric tons of calcined petroleum coke and 145,000 metric tons of carbon anodes annually. The anodes are produced principally for consumption at Reynolds' primary aluminum plant in Baie Comeau, Quebec. The calcined petroleum coke is used by Reynolds' wholly owned primary aluminum plants. Reynolds also sells calcined petroleum coke worldwide to the aluminum and titanium dioxide industries.

Reynolds' base materials business also operates a commercial hazardous waste treatment facility in Gum Springs, Arkansas for the treatment of spent potliner resulting from Reynolds' and other producers' North American aluminum reduction operations. Regulations issued by the U.S. Environmental Protection Agency (the "EPA") require the treatment of spent potliner to prescribed standards prior to disposal. The Gum Springs facility has the capacity to treat 120,000 short tons of spent potliner annually and is currently operating at approximately 50% of capacity. In July 1998, the U. S. Court of Appeals for the District of Columbia struck down the treatment standards included in the then current EPA regulations. The EPA subsequently adopted temporary standards, which are expected to continue in effect until final standards are adopted. Reynolds has submitted permit applications to state and federal environmental authorities to allow it to operate the Gum Springs facility's landfill as a hazardous waste landfill. The applications were submitted as a result of the EPA's 1997 decision to classify treated spent potliner as a hazardous waste.

ENERGY
------

Reynolds consumes substantial amounts of energy in the aluminum production process. Refining alumina from bauxite requires high temperatures. The facilities where Reynolds refines alumina achieve these temperatures by burning natural gas or coal to produce direct heat or steam. Natural gas and coal for these facilities are purchased under long- and short-term contracts. See Table 1 under this Item.

The electrolytic process for reducing alumina to primary aluminum requires large amounts of electricity. Reynolds generally expects to meet the energy requirements for its primary aluminum production for the foreseeable future under long-term contracts. Under these contracts, however, Reynolds may experience shortages of interruptible power from time to time at its Massena, New York plant and at the plant in Ghana in which Reynolds holds a joint-venture interest. The portion of power supplied to the Massena plant that is interruptible (approximately 15%) can be offset with power purchased from other sources at market rates. Production at Ghana is dependent on hydroelectric power. The Ghana plant is currently operating at reduced capacity due to drought conditions that have existed since 1994. See Table 2 under this Item.

Bonneville Power Administration ("BPA") supplies electricity to Reynolds' smelters at Longview, Washington and Troutdale, Oregon. The current contract with BPA expires on September 30, 2001. BPA has proposed reducing the amount of power supplied to the smelters by one-third and pricing the power on a formula under which charges would vary with world aluminum prices. Assuming "average" world aluminum prices (with the basis for determining what is "average" yet to be settled), the rate charged to Reynolds for the period 2001-2006 would increase by 13% over what Reynolds currently pays. Reynolds would also have to find other sources for the balance of its power needs. The BPA proposal is subject to full consideration in a rate case, in which Reynolds can present arguments to improve the offered rate, and other parties can challenge both the quantity of power being provided to the Reynolds smelters and the rates at which it is to be provided. Reynolds expects to participate actively in the resolution of this issue and to continue assessing alternate power sources for the two smelters.


                                     TABLE 1

                        ALUMINA PLANTS AND ENERGY SUPPLY
                            Rated
                        Capacity(a) at                         Principal
                       December 31, 1999     Energy         Energy Contract
Plant                     Metric Tons      Purchased(b)     Expiration Date
-----                     -----------      ------------     ---------------
Corpus Christi, Texas     1,600,000        Natural Gas          (c),(d)
Worsley, Australia        1,053,000(e)     Coal and             2002(d)
                                           Natural Gas
Stade, Germany              375,000(e)     Natural Gas          2008



                                     TABLE 2

              PRIMARY ALUMINUM PRODUCTION PLANTS AND ENERGY SUPPLY

                          Rated
                      Capacity(a) at                       Principal
                     December 31, 1999      Energy       Energy Contract
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

                                     TABLE 3

              ALUMINA AND PRIMARY ALUMINUM CAPACITY AND PRODUCTION
                                  (Metric Tons)
            Alumina(e),(i)                    Primary Aluminum(h),(j)
       --------------------------          -----------------------------
         Rated                               Rated
Year   Capacity(a)     Production          Capacity(a)     Production(f)
----   -----------     ----------          -----------     -------------
1997    2,944,000      2,724,000            1,094,000        893,200
1998    2,944,000      2,868,000            1,094,000        982,900
1999    3,028,000      2,929,000            1,094,000      1,052,700


NOTES TO TABLES 1, 2, and 3.

(a) Ratings are estimates at the end of the period based on designed capacity and normal operating efficiencies and do not necessarily represent maximum possible production.

(b)  See "Energy" above.

(c) The Sherwin plant currently purchases 50% of the natural gas required to operate the plant on a month-to-month basis. Beginning in June 2000, it is anticipated that all gas will be supplied under contracts of one year or longer.

(d) Reynolds has a long-term agreement to purchase all of Sherwin's steam and a portion of its electricity from a third-party cogeneration facility beginning in June 2000. Worsley has a similar contract to purchase a portion of its steam and electricity which began in early 2000.

(e) Reynolds is entitled to 56% of the production of Worsley and 50% of the production of Stade. Capacity and production figures reflect Reynolds' share.

(f) Reynolds curtailed 121,000 metric tons of production capacity at its Troutdale primary aluminum plant in the second half of 1991 and restarted 74,000 metric tons of that capacity in 1998. Reynolds also curtailed an aggregate of 88,000 metric tons of primary aluminum production capacity at its Massena (41,000 metric tons) and Longview (47,000 metric tons) plants effective in 1993. All of the idled capacity at Massena and Longview was restarted during 1998.

(g) The power contract terminates in 2013, subject to earlier termination by the supplier in 2003 if its federal license for its hydroelectric project is not renewed.


(h) Reynolds is entitled to 50% of the production of Becancour, 33-1/3% of the production of Hamburg, and 10% of the production of Ghana. Capacity and production figures reflect Reynolds' share. Production at Ghana has been curtailed since September 1994 by drought. At December 31, 1998, Ghana was operating at 20% of capacity. Ghana began restarting a portion of its curtailed capacity in 1999. The plant is currently operating at approximately 80% of capacity.

(i)  Production is from the alumina production operations listed in Table 1.

(j) Production is from the primary aluminum production operations listed in Table 2.

PACKAGING AND CONSUMER
----------------------

Reynolds' packaging and consumer global business unit provides a variety of foil, plastic and other products and related services to the packaging and consumer products markets. Reynolds is the world's leading aluminum foil producer and a major converter of plastic resins.

Reynolds markets a diverse range of flexible packaging products including inner and outer wraps, pouches, specialty cartons, child-resistant blister backing, and plastic containers. Reynolds' customers include global marketers of food, confection, healthcare and tobacco products. Reynolds also serves the foodservice market (restaurants, delis, supermarket take-out, and fast-food and catering establishments) with over 1,000 foil, plastic and paper products including aluminum and plastic film, plastic containers and lids, foodservice bags, catering trays, sandwich bags and wraps, baking cups and trays. Reynolds also produces industrial plastic film (including Reynolon shrink film) and labels for shrink wrapping and tamper-evident packaging.

Reynolds manufactures its packaging products at wholly owned facilities in the U.S., Brazil, Canada and Spain. See Table 4 under the heading "Packaging and Consumer." Reynolds also has an interest in foil operations in Colombia and Venezuela. The capacity of these manufacturing facilities depends on the variety and types of products manufactured.

Reynolds' packaging and consumer global business unit also manufactures and markets an extensive line of foil, plastic and paper consumer products under the Reynolds brand name. Products include the well-known Reynolds Wrap Aluminum Foil, Reynolds Plastic Wrap, Reynolds Oven Bags, Reynolds Freezer Paper, Reynolds Cut-Rite Wax Paper, Reynolds Baker's Choice Bake Cups, Reynolds Hot Bags Foil Bags and Reynolds Wrappers Foil Sandwich Sheets. Reynolds' consumer products are distributed throughout the U.S., which is Reynolds' largest market for these products, and in more than 65 other countries.

In April 1999, Reynolds launched a foodservice packaging and consumer products subsidiary, Reyco Ltda., in Sao Paulo, Brazil. Reyco produces foodservice packaging and consumer products under the Reynolds brand name.

Through its Presto Products Company subsidiary, Reynolds is a supplier of private label consumer products. Presto produces a variety of plastic food wraps and bags (including trash bags and reclosable snack, sandwich, storage and freezer bags) that are sold under private labels.

Reynolds' subsidiary, Southern Graphic Systems, Inc., produces rotogravure printing cylinders, color separations and flexographic plates used in Reynolds' packaging printing operations and for the consumer and industrial packaging industry. Southern Graphic's major customers, in addition to Reynolds, are other consumer products companies and converters, with a trend toward consumer products companies. Southern Graphic also provides graphics management services and manufactures printing accessories (bases and anilox rolls).

In February 1999, Southern Graphic acquired London Graphics Inc., a Toronto, Ontario producer of flexographic separations and plates for the packaging industry in Canada. It has been integrated with Southern Graphic's Canadian operations. Southern Graphic also acquired the assets and/or businesses of four U.S. producers of flexographic separations and plates for the packaging industry in 1999. In addition, Southern Graphic, through its Mexican subsidiary, Southern Graphic Systems Mexico S. de R.L. de C. V., began providing onsite services to its customers at its new Mexico City, Mexico offices in late 1999.

CONSTRUCTION AND DISTRIBUTION
-----------------------------

Reynolds' construction and distribution global business unit distributes aluminum, stainless steel and other specialty metal products under the names Reynolds Aluminum Supply Company ("RASCO") and RASCO Specialty Metals Inc. (in Canada). This business unit also produces and sells architectural products and systems.

RASCO provides supply chain management services to North American metal fabricating customers requiring high-quality aluminum, stainless steel and other specialty metal products. During 1999, RASCO's sales (not including RASCO Specialty Metals Inc.) were 58% in aluminum products and 39% in stainless steel products. RASCO processes and distributes plate, sheet, extrusions, rod and bar products through 37 facilities across North

America. RASCO provides metal processing services such as cutting to length, slitting, shearing, sawing and plasma burning. The metal processing services offered by RASCO allow it to provide customized products, delivered just-in-time to customers. RASCO's customers include fabricators and manufacturers in transportation, equipment, machinery and other markets.

In 1999, RASCO acquired two metal distribution centers in the U.S. and five in Canada, and opened three new metal distribution centers in the U.S. and one in Mexico.

Through its construction operations Reynolds produces Reynobond aluminum composite material that is sold worldwide for architectural and specialty applications. In 1999, Reynolds increased its capability to serve European and global demand for composite material with the substantial completion of an expansion of its plant in Merxheim, France.

Reynolds' construction and distribution business unit also produces Reynolux painted aluminum sheet and profiled products; designs and markets architectural systems consisting of curtainwall, window and door units for residential and commercial applications; and produces and sells polymer-coated magnet wire for electrical transformers.

TRANSPORTATION
--------------

Reynolds' transportation global business unit operates nine plants supplying a wide range of fabricated aluminum products to the transportation industry and has interests in two additional plants located in Canada and Venezuela. See Table 4 below under the heading "Transportation." Reynolds' principal products are wheels, heat exchanger tubing and automotive structures. Reynolds markets these products primarily in North America to the "Big Three" automobile manufacturers, with customers also in Europe and Venezuela.

Reynolds produces forged and cast aluminum wheels in a variety of sizes, styles and finishes. In February 1999, Reynolds completed the start-up of a $32 million expansion of its forged aluminum wheel manufacturing facility in Lebanon, Virginia. The expansion doubled the plant's production capacity to
1.4 million wheels per year.

Heat exchanger tubing products include extruded and drawn round tube, micro multivoid tube and oval tube made of aluminum and long-life alloys. These products are used in applications such as automotive air conditioning systems and radiators.

Automotive structures include bumpers, car and truck door frames, convertible roof brackets, sunroof frames, antilock brake system housings, steering shafts and steering column brackets, among other items, for use in automobiles and truck and trailer systems. In mid-1999, Reynolds completed an equipment expansion at its Indiana extrusion facility to begin production of the industry's first high volume aluminum engine cradle.


                              OTHER OPERATIONS

Reynolds has certain operations that are not within a global business unit. These include, principally, its headquarters operations, as well as the following:

     BOHAI ALUMINIUM INDUSTRIES, LTD. - Reynolds owns a 32.48% interest in this aluminum foil and extrusion operation located in China.

     CAN MACHINERY - Reynolds operates a can machinery plant that manufactures can production machinery used by aluminum can manufacturers around the world.

     EUROPEAN EXTRUSION OPERATIONS - Reynolds' plants in Nachrodt, Germany and Harderwijk, Netherlands produce extruded aluminum products that are used internally by Reynolds' construction and distribution and transportation global business units. In addition, the plants manufacture products that are sold directly to third parties. The portion of these extrusion operations related to products sold directly to third parties is not included within Reynolds' global business units.

     LATAS DE ALUMINIO. S.A. ("Latasa") - Reynolds owns a 36.6% interest in this South American aluminum can operation.

     REAL ESTATE - Reynolds has real estate holdings consisting principally of undeveloped land and commercial buildings.

     UNITED ARAB CAN MANUFACTURING COMPANY, LTD. - Reynolds owns a 27.5% interest in this aluminum can operation located in Saudi Arabia.


                                 COMPETITION

Competition in Reynolds' industries is based on price, quality and service. In the sale of its products, Reynolds competes primarily with (i) producers of alumina and primary aluminum and processors of reclaimed aluminum, (ii) producers of plastic products, (iii) producers of aluminum and non-aluminum packaging materials, (iv) metals service center companies engaged in the distribution of aluminum and other products and (v) fabricators of aluminum and non-aluminum automotive products. Reynolds competes with many companies around the world in the manufacture of primary aluminum products. In Europe, Reynolds' principal competitors are seven major multinational producers of extruded aluminum products and a number of smaller European producers of aluminum semifabricated products. Reynolds' consumer products operations compete primarily with a number of U.S. companies. North America is Reynolds' largest market for its flexible packaging products. Reynolds has a large number of competitors in this area, ranging from small, local businesses to large, national companies. Aluminum and related products compete with various products, including those made of iron, steel, copper, zinc, tin, titanium, lead, glass, wood, plastic, magnesium and paper. Plastic products compete with products made of glass, aluminum, steel, paper, wood and ceramics, among others.


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

Based on information currently available, Reynolds estimates that compliance with the Clean Air Act's hazardous air pollutant standards would require in excess of $200 million of capital expenditures (including a portion of the expenditures at the Massena plant referred to below), primarily at its U.S. primary aluminum production plants. The ultimate effect of the Clean Air Act on such plants and on Reynolds' other operations (and the actual amount of any such capital expenditures) will depend on how the Clean Air Act is interpreted and implemented pursuant to regulations that are currently being developed and on such additional factors as the evolution of environmental control technologies and the economic viability of such operations at the time. Based on an August 1995 memorandum of understanding with the State of New York to resolve environmental issues at its Massena, New York primary aluminum production plant, Reynolds has undertaken a capital spending program (planned for completion in 2002) of an estimated $175 million to modernize the Massena plant and significantly reduce air emissions from the plant. Pursuant to the memorandum of understanding, Reynolds is accelerating certain expenditures believed necessary to achieve compliance with the Clean Air Act's Maximum Achievable Control Technology standards.

Reynolds' capital expenditures for equipment designed for environmental control purposes were approximately $43 million in 1997, $80 million in 1998 and $48 million in 1999. The portion of such amounts expended in the United States was $41 million in 1997, $74 million in 1998 and $41 million in 1999. Reynolds estimates that annual capital expenditures for environmental control facilities will be approximately $24 million in 2000, $30 million in 2001 and $21 million in 2002. The majority of these estimated expenditures are associated with the capital spending program referred to above at the Massena plant. Future capital expenditures for environmental control facilities cannot be predicted with accuracy for the reasons cited above; however, it is reasonable to expect that environmental control standards will become increasingly stringent and that the expenditures necessary to comply with them could increase substantially.

Reynolds has been identified as a potentially responsible party ("PRP") and is involved in remedial investigations and remedial actions under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and similar state laws regarding the past disposal of wastes at approximately 40 sites in the United States. Such statutes may impose joint and several liability for the costs of such remedial investigations and actions on the entities that arranged for disposal of the wastes, the waste transporters that selected the disposal sites, and the owners and operators of such sites. Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal, or ownership of the disposal site.

In addition, Reynolds is investigating possible environmental contamination, which may also require remedial action, at certain of its present and former
U. S. manufacturing facilities. The following discussion provides information about the current status of two individually significant sites.

     MASSENA, NEW YORK SITE. In 1988, Reynolds discovered that soils in the area of the heat transfer medium system at Reynolds' primary aluminum production plant in Massena, New York were contaminated with polychlorinated biphenyls ("PCBs") and other contaminants. Remediation of the contaminated soils and other contaminated areas of the plant was substantially completed in 1998. Portions of the St. Lawrence River system adjacent to the plant are also contaminated with PCBs. Since 1989, Reynolds has been conducting investigations and studies of the river system under order from the EPA issued under Superfund. Reynolds is in the process of working with the EPA to better define the scope of the dredging program which is planned for 2001. Reynolds is also aware of a natural resource damage claim arising out of the discharge of PCBs and other contaminants into the river system that may be asserted by potential claimants, including federal, state and tribal natural resource trustees.

     TROUTDALE, OREGON SITE. In 1994, the EPA added Reynolds' Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites. Reynolds is cooperating with the EPA and, under a September 1995 consent order, is working with the EPA in investigating potential environmental contamination at the Troutdale site and promoting more efficient cleanup at the site.


At most of the Superfund sites referred to above where Reynolds has been identified as a PRP, Reynolds is one of many PRPs, and its share of the anticipated cleanup costs is expected to be small. With respect to certain other sites (not included in the 40 sites discussed above) where Reynolds has been identified as a PRP, Reynolds has either fully or substantially settled or resolved actions related to such sites at minimal cost or believes that it has no responsibility with regard to them. Reynolds has been notified that it may be a PRP at certain sites in addition to those already referred to in this paragraph.

Reynolds' policy is to accrue remediation costs when it is probable that remedial efforts will be required and the related costs can be reasonably estimated. On a quarterly basis, Reynolds evaluates the status of all sites, develops or revises estimates of costs to satisfy known remediation requirements and adjusts its accruals accordingly. At December 31, 1999, the accrual for known remediation requirements was $162 million. This amount reflects management's best estimate of Reynolds' ultimate liability for such costs. Potential insurance recoveries are uncertain and therefore have not been considered. As a result of factors such as the developing nature of administrative standards promulgated under Superfund and other environmental laws; the unavailability of information regarding the condition of potential sites; the lack of standards and information for use in the apportionment of remedial responsibilities; the numerous choices and costs associated with diverse technologies that may be used in remedial actions at such sites; the availability of insurance coverage; the ability to recover indemnification or contribution from third parties; and the time periods over which eventual remediation may occur, estimated costs for future environmental compliance and remediation are necessarily imprecise.
It is not possible to predict the amount or timing of future costs of environmental remediation that may subsequently be determined. Based on information currently available, it is management's opinion that such future costs are not likely to have a material adverse effect on Reynolds' competitive or financial position. However, such costs could be material to future quarterly or annual results of operations.

See the discussion under "Environmental" in Item 7, and under Note 13 to the consolidated financial statements in Item 8 of this report regarding Reynolds' anticipated costs of environmental compliance.


                          RESEARCH AND DEVELOPMENT

Reynolds engages in a continuous program of basic and applied research and development to support its global business units. This program deals with new and improved materials, products, processes and related environmental compliance technologies. It includes development and expansion of products and markets that benefit from aluminum's light weight, strength, resistance to corrosion, ease of fabrication, high heat and electrical conductivity, recyclability and other properties. Materials and core competencies involving aluminum, ceramics, composites and various polymers and their processing, fabrication and applications are also included in the scope of Reynolds' research and development activities.

Expenditures for Reynolds-sponsored research and development activities were approximately $25 million in 1999, $31 million in 1998, and $41 million in 1997.

Reynolds owns numerous patents relating to its products and processes based predominantly on its in-house research and development activities. The patents owned by Reynolds, or under which it is licensed, generally concern particular products or manufacturing techniques. Reynolds' business is not, however, materially dependent on patents.

                                  EMPLOYEES

At December 31, 1999, Reynolds had approximately 18,900 employees.

In 1996, Reynolds entered into new six-year labor contracts with the United Steelworkers of America and the Aluminum, Brick and Glass Workers International Union. The contracts involve approximately 3,700 active employees. At the end of the fifth year, the economic provisions of the contracts will be reopened. If agreement cannot be reached, the economic provisions applicable to the sixth year will be submitted to arbitration.

ITEM 2.  PROPERTIES

Reynolds' products are produced at numerous domestic and foreign plants wholly or partly owned by Reynolds. The annual capacity of many of these plants depends upon the variety and type of products manufactured. For information on the location and general nature of certain of Reynolds' principal domestic and foreign properties, see Item 1 of this report. Table 4 lists as of February 25, 2000 Reynolds' wholly owned domestic and foreign operations and shows the domestic and foreign locations of operations in which Reynolds has interests. Facilities that are under construction or for other reasons have not begun production are not listed. The properties listed are held in fee except as otherwise indicated. Properties held other than in fee are not, individually or in the aggregate, material to Reynolds' operations and the arrangements under which such properties are held are not expected to limit their use. Reynolds believes that its facilities are suitable and adequate for its operations. With the exception of the Troutdale, Ghana and Nigerian primary aluminum production plants and the Arkansas spent potliner treatment facility, as explained in Item 1, there is no significant surplus or idle capacity at Reynolds' major manufacturing facilities.

                              TABLE 4
                       WHOLLY OWNED OPERATIONS

                           BASE MATERIALS

     ALUMINA:                            PRIMARY ALUMINUM:
     Corpus Christi, Texas               Massena, New York
     Malakoff, Texas+                    Troutdale, Oregon
                                         Longview, Washington
     CALCINED COKE:                      Baie Comeau, Quebec
     Baton Rouge, Louisiana
     Lake Charles, Louisiana             SPENT POTLINER TREATMENT:
                                         Gum Springs, Arkansas
     CARBON ANODES:
     Lake Charles, Louisiana

     ELECTRICAL REDRAW ROD:
     Becancour, Quebec

                         PACKAGING AND CONSUMER

     FOIL FEED STOCK:                    PACKAGING GRAPHICS AND IMAGE CARRIERS:
     Hot Springs, Arkansas               Bridgeport, Connecticut*
                                         Atlanta, Georgia*
     PACKAGING AND CONSUMER PRODUCTS:    LaGrange, Georgia*
     Beacon Falls, Connecticut           Elgin, Illinois*
     Louisville, Kentucky (2)            Clarksville, Indiana*
     Mt. Vernon, Kentucky                Dayton, Kentucky*
     Sparks, Nevada*                     Louisville, Kentucky (2)
     Boyertown, Pennsylvania             Newport, Kentucky*
     Downingtown, Pennsylvania           West Monroe, Louisiana
     Lewiston, Utah                      Battle Creek, Michigan*
     Rutland, Vermont                    St. Louis, Missouri *
     Bellwood, Virginia                  Armonk, New York*
     Grottoes, Virginia                  Fulton, New York
     Richmond, Virginia                  Wilmington, North Carolina*
     South Boston, Virginia              Exton, Pennsylvania*
     Appleton, Wisconsin (2)             Dallas, Texas
     Little Chute, Wisconsin             Richmond, Virginia (2)**
     Weyauwega, Wisconsin                Mexico City, Mexico*
     Sao Paulo, Brazil*                  Brockville, Ontario*
     Rexdale, Ontario*                   Mississauga, Ontario (2)*
     Barcelona, Spain                    Toronto, Ontario*

                     CONSTRUCTION AND DISTRIBUTION

     CONSTRUCTION:                       DISTRIBUTION:
     Eastman, Georgia                    Service Centers (U.S.) (27)**
     Ashland, Virginia                                   (Canada) (5)**
     Merxheim, France                                    (Mexico) (1)*
     Lelystadt, Netherlands              Processing Centers (U.S.) (4)**
     Distribution Centers (Europe) (9)**
                          (China) (1)*
                          (U.S.) (1)*

                            TRANSPORTATION

     HEAT EXCHANGERS:                    WHEELS:
     Louisville, Kentucky                Lebanon, Virginia
     Wexford, Ireland                    Beloit, Wisconsin
                                         Ferrara, Italy
     STRUCTURES:
     Auburn, Indiana
     Maracay, Venezuela
     Nachrodt, Germany***
     Harderwijk, Netherlands***

                                OTHER

     CAN MACHINERY AND SYSTEMS:          RESEARCH AND DEVELOPMENT:
     Richmond, Virginia                  Muscle Shoals, Alabama
                                         Bauxite, Arkansas
                                         Corpus Christi, Texas
                                         Richmond, Virginia (2)

                            OTHER OPERATIONS
                    IN WHICH REYNOLDS HAS INTERESTS

Argentina:                                     Ghana:
Aluminum cans                                  Primary aluminum

Australia:                                     Guinea:
Bauxite, alumina                               Bauxite, alumina

Brazil:                                        Guyana:
Aluminum cans and ends, bauxite                Bauxite

Canada:                                        Italy:
Primary aluminum, electric power               Reclamation
generation, aluminum wheels
                                               Nigeria:
Chile:                                         Primary aluminum
Aluminum cans
                                               Saudi Arabia:
China:                                         Aluminum cans
Foil, extrusions
                                               Venezuela:
Colombia:                                      Primary aluminum, mill products,
Mill products, extrusions, foil                foil, aluminum wheels

Egypt:
Extrusions

Germany:
Alumina, primary aluminum


____________________________
*    Leased.
** Richmond, Virginia Packaging Graphics and Image Carriers - 1 leased. European Distribution Centers - 5 leased.
     U.S. Service Centers - 17 leased.
     Canadian Service Centers - 3 leased.
     U.S. Processing Centers - 2 leased.
*** These plants also produce extruded products for Reynolds' construction and distribution business unit. The plant in Harderwijk, Netherlands also manufactures heat exchangers and other extruded products.
+ This plant manufactures chemical grade alumina and does not manufacture alumina for use in the aluminum production process.

The titles to Reynolds' various properties were not examined specifically for this report.

ITEM 3.  LEGAL PROCEEDINGS

On August 11, 1999, eight class action complaints on behalf of stockholders of Reynolds were filed in the Delaware Court of Chancery against Reynolds and certain present and former members of its board of directors. These actions are styled Tozour Energy Systems Retirement Plan v. Sheehan, et al.; Lisa v. Reynolds Metals Company, et al.; Yassin v. Reynolds Metals Company, et al.; Weinfeld v. Sheehan, et al.; Bader & Yakaitis Profit Sharing Plan and Trust v. Sheehan, et al.; Rand v. Sheehan, et al.; Grill v. Sheehan, et al.; and Randolph Capital Management, Inc. v. Sheehan, et al. The complaints were filed after Alcoa announced its proposal to acquire Reynolds. The plaintiff in each action alleged, among other things, that the directors of Reynolds failed to negotiate with Alcoa before Alcoa's announcement; that they were breaching their fiduciary duties by failing to explore offers for the purchase of Reynolds or to engage in meaningful discussions with interested parties such as Alcoa; that they were attempting to entrench themselves in their positions at Reynolds through misuse of Reynolds' shareholder rights plan; and that they were attempting to deprive the plaintiffs of the true value of their investment in Reynolds. The plaintiff in each action sought injunctive relief requiring the directors of Reynolds to give due consideration to any proposed business combination, to resolve any conflicts in favor of Reynolds' public stockholders, and to refrain from consummating any business combination without conducting an auction or other process to obtain the highest possible price for Reynolds. The complaints also sought unspecified damages and awards of fees and costs. On February 11, 2000, Reynolds' stockholders approved the merger agreement between Reynolds and Alcoa. Counsel for the plaintiffs in the Lisa, Yassin, Weinfeld, Bader & Yakaitis Profit Sharing Plan and Trust, Rand and Grill actions recently informed the Delaware Court of Chancery that the plaintiffs in those actions intend to file promptly with the Court a notice dismissing such actions without prejudice.

Various other suits, claims and actions are pending against Reynolds. In the opinion of Reynolds' management, after consultation with legal counsel, disposition of these proceedings, either individually or in the aggregate, will not have a material adverse effect on Reynolds' competitive or financial position. No assurance can be given, however, that the disposition of one or more of such suits, claims or actions in a particular reporting period will not be material in relation to the reported results for such period.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of 1999.

A special meeting of Reynolds stockholders was held on February 11, 2000.
The stockholders approved and adopted the Agreement and Plan of Merger, dated as of August 18, 1999, among Alcoa Inc., RLM Acquisition Corp. and Reynolds Metals Company, and approved the transactions contemplated thereby. At December 29, 1999, the record date for the special meeting, 63,463,257 shares of common stock were outstanding and entitled to vote. The number of votes cast for and against, and the number of abstentions, as applicable, were as set forth below. No other matter was voted upon at the meeting.

          Number of Votes Cast "For"              41,335,471
          Number of Votes Cast "Against"             457,861
          Number of Abstentions                    5,609,245

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant are as follows:


Name                       Age*    Positions Held During Past Five Years
----                       ----    -------------------------------------

Jeremiah J. Sheehan        61      Chairman of the Board and Chief Executive
                                   Officer since October 1996.  President and
                                   Chief Operating Officer 1994-1996. Director since 1994.

Randolph N. Reynolds**     58      Vice Chairman and Executive Officer since
                                   October 1996.  Vice Chairman 1994-1996.
                                   Director since 1984.

William E. Leahey, Jr.     50      Executive Vice President and Chief
                                   Financial Officer since July 1998.  Senior
                                   Vice President, Global Can, April 1997-1998.
                                   Vice President, Can Division 1993-1997.

Thomas P. Christino        60      Senior Vice President, Global Packaging and
                                   Consumer Products, since April 1997.  Vice
                                   President, Flexible Packaging Division
                                   1993-1997.

Donald T. Cowles           53      Senior Vice President, Global Construction
                                   and Distribution, since April 1997.  Vice
                                   President and Reynolds Aluminum Supply
                                   Company Division General Manager August
                                   1995-1997.  Executive Vice President,
                                   Human Resources and External Affairs
                                   1993-1995.

Eugene M. Desvernine       58      Senior Vice President, Diversified
                                   Investments, since July 1999.  Senior Vice
                                   President, Global Transportation, April 1997
                                   - 1999.  Vice President 1994-1997.

Allen M. Earehart          57      Senior Vice President and Controller since
                                   July 1998.  Vice President, Controller
                                   1994-1998.

D. Michael Jones           46      Senior Vice President and General Counsel
                                   since October 1996.  Vice President, General
                                   Counsel and Secretary 1993-1996.

John M. Lowrie             59      Senior Vice President and Executive
                                   Director - Enterprise Systems since January
                                   1999.  Vice President, Consumer Products
                                   1988-1999.

Paul Ratki                 60      Senior Vice President, Global Metals and
                                   Carbon Products, since April 1997.  Vice
                                   President, Metals Division 1994-1997.

C. Stephen Thomas          60      Senior Vice President, Global Technology
                                   and Operational Services, since May 1997.
                                   Vice President, Mill Products Division
                                   1992-1997.

Donna C. Dabney            52      Secretary and Assistant General Counsel
                                   since October 1996.  Associate General
                                   Counsel 1993-1996.

Douglas M. Jerrold         49      Vice President, Tax Affairs, since April
                                   1990.


Ruth J. Mack               45      Vice President, Consumer Products, since
                                   April 1999. Executive Vice President, Sales and Marketing, Wampler Foods 1997-1999.
                                   Executive Vice President, Marketing and
                                   Sales, Just Born 1994-1997.

Lou Anne J. Nabhan         45      Vice President, Corporate Communications,
                                   since January 1998.  Director, Corporate
                                   Communications 1993-1998.

F. Robert Newman           56      Vice President, Human Resources, since
                                   October 1995.  Corporate Director, Human
                                   Resources 1993-1995.

Edmund H. Polonitza        57      Vice President, Development and Strategic
                                   Planning, since January 1998.  Corporate
                                   Director, Development and Strategic Planning
                                   1987-1998.

William G. Reynolds, Jr.** 60      Vice President, Government Relations
                                   and Public Affairs, since October 1980.

John F. Rudin              54      Vice President, Chief Information Officer,
                                   since August 1995.  Vice President since
                                   April 1995.  Reynolds Aluminum Supply
                                   Company Division General Manager 1989-1995.

Julian H. Taylor           56      Vice President, Treasurer, since April
                                   1988.



_______________
*  As of February 25, 2000.
** Randolph N. Reynolds and William G. Reynolds, Jr. are brothers.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's Common Stock is listed on the New York Stock Exchange. At February 25, 2000, there were 7,161 holders of record of the Registrant's Common Stock.

The high and low sales prices for shares of the Registrant's Common Stock as reported on the New York Stock Exchange Composite Transactions Tape and the dividends declared per share during the periods indicated are set forth below:

                         High        Low      Dividends
                         ----        ---      ---------
     1999

     First Quarter      $57-5/8      $38-3/4    $.35
     Second Quarter      68           48-3/16    .35
     Third Quarter       71           55         .35
     Fourth Quarter      77-3/4       57-1/2     .35

     1998

     First Quarter      $66          $54-3/8    $.35
     Second Quarter      68-1/8       52-1/4     .35
     Third Quarter       56-15/16     46-7/8     .35
     Fourth Quarter      60-15/16     49-5/16    .35

On February 18, 2000, the Board of Directors declared a dividend of $.35 per share of Common Stock, payable April 3, 2000 to stockholders of record on March 3, 2000.


RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

Under the Registrant's Stock Plan for Outside Directors (the "Stock Plan"), each outside Director serving on the Registrant's Board of Directors on or after January 1, 1997 receives an annual grant of 225 shares of phantom stock of the Registrant, plus dividend equivalents based on the dividends that would have been paid on the phantom stock if the outside Director had actually owned shares of the Registrant's Common Stock. The annual grant is made in quarterly installments at the end of each calendar quarter. This rate is increased for each outside Director to 425 shares of phantom stock per year once the restrictions have expired on all 1,000 shares of restricted stock awarded to such outside Director under the Registrant's Restricted Stock Plan for Outside Directors. Payments under the Stock Plan will be made upon the outside Director's retirement, resignation or death in shares of Common Stock of the Registrant, with fractional shares paid in cash.

Information regarding grants of phantom shares under the Stock Plan during the period January 1 - September 30, 1999 is included in the Registrant's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999. On October 1, 1999, 112 phantom shares, in the aggregate, were granted to the Registrant's nine outside Directors, based on an average price of $59.437 per share. These phantom shares represent dividend equivalents paid on phantom shares previously granted under the Stock Plan. On December 31, 1999, 756 phantom shares, in the aggregate, were granted to the nine outside Directors, based on an average price of $76.531 per share. These phantom shares represent a quarterly installment of each outside Director's annual grant under the Stock Plan. During 1999, 3,233 phantom shares were granted under the Stock Plan.

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

ITEM 6.  SELECTED FINANCIAL DATA
-----------------------------------------------------------------------

Consolidated Income Statement  (millions, except per share amounts)
------------------------------------------------------------------------

                             1999     1998     1997     1996     1995
                          ----------------------------------------------

Revenues                   $4,796   $5,859   $6,900   $7,016   $7,252

Cost of products sold       3,928    4,774    5,658    5,856    5,739
Selling, general and
 administrative expenses      361      378      406      445      449
Depreciation and
 amortization                 242      252      368      365      344
Interest                       75      114      153      160      172
Merger-related expenses        19        -        -        -        -
Operational restructuring
 effects - net (1)              -      144       75       37        -
                          ----------------------------------------------
                            4,625    5,662    6,660    6,863    6,704
                          ----------------------------------------------
Income before income
 taxes, extraordinary
 loss and cumulative
 effects of accounting
 changes                      171      197      240      153      548
Taxes on income                47       45      104       49      159
                          ----------------------------------------------
Income before
 extraordinary loss and
 cumulative effects of
 accounting changes           124      152      136      104      389
Extraordinary loss              -      (63)       -        -        -
Cumulative effects of
 accounting changes (1)         -      (23)       -      (15)       -
                          ----------------------------------------------
Net income                 $  124   $   66   $  136   $   89   $  389
                          ==============================================

Earnings per share
 Basic:
  Income before
   extraordinary loss
   and cumulative effects
   of accounting changes    $1.95    $2.18    $1.86    $1.06    $5.60
  Extraordinary loss            -    (0.91)       -        -        -
  Cumulative effects of
   accounting changes           -    (0.33)       -    (0.24)       -
                          ----------------------------------------------
  Net income                $1.95    $0.94    $1.86    $0.82    $5.60
                          ==============================================
 Diluted:
  Income before
   extraordinary loss
   and cumulative effects
   of accounting changes    $1.94    $2.18    $1.84    $1.06    $5.25
  Extraordinary loss            -    (0.91)       -        -        -
  Cumulative effects of
   accounting changes           -    (0.33)       -    (0.24)       -
                          ----------------------------------------------
  Net income                $1.94    $0.94    $1.84    $0.82    $5.25
                          ==============================================

  Cash dividends declared
   per common share         $1.40    $1.40    $1.40    $1.40    $1.20
                          ==============================================

Other items:
------------
 Total assets              $5,950   $6,134   $7,226    $7,516  $7,740
                          ==============================================

 Long-term debt            $1,067   $1,035   $1,501    $1,793  $1,853
                          ==============================================


(1) See Item 8. Financial Statements and Supplementary Data - Note 1 for a discussion of the 1998 change in accounting principle and Note 3 for a discussion of operational restructuring.

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

Management's Discussion and Analysis contains forecasts, projections, estimates, statements of management's plans, objectives and strategies for the Company and other forward-looking statements. Please refer to the "Risk Factors" section beginning on page 32 where we have summarized factors that could cause actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.


PROPOSED MERGER
---------------
On August 18, 1999, Reynolds, Alcoa Inc. (Alcoa) and RLM Acquisition Corp., a wholly owned subsidiary of Alcoa, entered into an agreement and plan of merger. Under the merger agreement, each outstanding share of Reynolds common stock would be converted into 1.06 shares of Alcoa common stock and Reynolds would become wholly owned by Alcoa. On January 10, 2000, Alcoa announced that its Board of Directors had declared a two-for-one split of Alcoa's common stock to Alcoa shareholders of record on May 26, 2000. The stock split is subject to approval of Alcoa shareholders who must approve an amendment to Alcoa's articles to increase the authorized shares of common stock at Alcoa's annual meeting on May 12, 2000. If approved, the stock split would be distributed on June 9, 2000. Shares of Alcoa stock that are issued in the merger will be adjusted, as necessary, to reflect the stock split.

The proposed merger, which was approved by Reynolds' stockholders at a special meeting held on February 11, 2000, is subject to customary closing conditions, including antitrust clearances.

The Hart-Scott-Rodino Antitrust Improvements Act of 1976 prohibits Alcoa and Reynolds from completing the merger until certain information has been furnished to the Antitrust Division of the Department of Justice and the Federal Trade Commission, and until certain waiting period requirements have been satisfied. Alcoa filed a Hart-Scott-Rodino Premerger Notification and Report Form on August 24, 1999 and Reynolds filed such a Form on August 30, 1999. On September 29, 1999, the Antitrust Division issued a request for additional information and documentary material (a "second request"). On February 11, 2000, both Reynolds and Alcoa announced that they believed that they were in substantial compliance with the second request. They also advised the Department of Justice that they would not close the merger before March 31, 2000, in order to provide the Department sufficient time to review the transaction.

In Europe, certain regulations require that Alcoa file a premerger notification form with the Commission of the European Communities prior to consummation of the proposed merger. Alcoa filed such notification on November 18, 1999. This filing began an initial one-month review period in which the European Commission was required to determine whether there are sufficiently "serious doubts" about the proposed merger's compatibility with the common market to require a more complete review. The initial one-month period expired on December 20, 1999, whereupon the European Commission issued a determination that the proposed merger did require a more complete review. The European Commission must complete its investigation and make a final determination with respect to the proposed merger no later than May 10, 2000.

Reynolds and Alcoa have also made filings under the competition laws of Canada, Australia and certain other countries where the companies have significant operations. Alcoa and Reynolds have been advised that the Canadian Competition Bureau has classified this merger as "very complex." Its review is expected to be completed no later than May 24, 2000. The Australian review process is also expected to be completed by the end of May 2000.

---------------
The merger agreement contains certain restrictions on the conduct of Reynolds' business before completion of the merger. For example, Reynolds has agreed to operate its business only in the ordinary course, to refrain from taking certain corporate actions without the consent of Alcoa, and not to solicit alternative acquisition proposals.

In 1999, the Company recognized $19 million of merger-related expenses. Merger-related expenses are principally for investment banking and legal services and an increase in the expense accrual for a long-term compensation plan, which varies based principally on appreciation of the Company's stock price as compared to the S&P Basic Materials Index. The Company expects total merger-related expenses to be at least $35 million.



RESULTS OF OPERATIONS
---------------------
                                    1999        1998          1997
                                 ------------------------------------
RESULTS
Income before extraordinary
 loss and cumulative effect
 of accounting change               $124        $152          $136
Extraordinary loss (see Note 4)        -         (63)            -
Cumulative effect of accounting
 change (see Note 1)                   -         (23)            -
                                 ------------------------------------
Net income                          $124        $ 66          $136
                                 ====================================

EARNINGS PER SHARE - BASIC
Income before extraordinary
 loss and cumulative effect
 of accounting change              $1.95       $2.18         $1.86
Extraordinary loss                     -       (0.91)            -
Cumulative effect of
 accounting change                     -       (0.33)            -
                                 ------------------------------------
Net income                         $1.95       $0.94         $1.86
                                 ====================================

AVERAGE REALIZED PRICE PER POUND
 Primary aluminum                  $0.69       $0.72         $0.82

Income before extraordinary loss and cumulative effect of accounting change includes after tax charges for:

   Merger-related expenses
    (see Note 2)                     $16         $ -           $ -
   Operational restructuring
    (see Note 3)                       -          90            78

Our results increased (decreased) compared to the prior year due principally to the following (all amounts are pre-tax):

                                                            1999       1998
                                                         ---------------------
Lower prices                                               $(121)     $(134)
Loss of income on sold operations                           (124)         -
Non-cash charges resulting from foreign currency
 translation                                                 (35)         -
Lower conversion costs                                        40         21
Lower interest expense                                        39         39
Higher sales volume and lower material costs and expenses     67        100

---------------------
GLOBAL BUSINESS UNITS
The Company is organized into four market-based, global business units. The four global business units and their principal products are as follows:

 . Base Materials - alumina, carbon products, primary aluminum ingot and billet, and electrical rod
 . Packaging and Consumer - aluminum and plastic packaging; foodservice and consumer products; printing products
 . Construction and Distribution - architectural construction products and the distribution of a wide variety of aluminum and stainless steel products . Transportation - aluminum wheels, heat exchangers and automotive structures

BASE MATERIALS
                                 1999           1998          1997
                             ------------------------------------------
  Aluminum shipments:
   Customer                       867            668           513
   Internal                       211            354           684
                             ------------------------------------------
   Total                        1,078          1,022         1,197
                             ==========================================

  Revenues:
   Customer - aluminum         $1,325         $1,055        $  923
            - nonaluminum         368            402           405
   Internal - aluminum            306            572         1,187
                             ------------------------------------------
   Total                       $1,999         $2,029        $2,515
                             ==========================================
  Operating income             $  250         $  290        $  312
                             ==========================================

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

Nonaluminum
-----------
 . Alumina - One plant in the U.S. and partial interests in plants in Australia (56% owned) and Germany (50% owned). Our rated annual production capacity including our share of partial interests is 3,028,000 metric tons. Depending on operating rates of primary aluminum and alumina facilities, approximately 70% of alumina production is consumed within the Base Materials global business unit.
 . Carbon products - Two U.S. plants that produce calcined petroleum coke
  (one of which also produces carbon anodes) principally for use in primary aluminum facilities. Depending on operating rates of primary aluminum and carbon products facilities, approximately 45% of carbon products production is consumed within the Base Materials global business unit.

The increase in customer aluminum shipments in 1999 and 1998 reflects strong demand for our value-added products (foundry, high purity and sheet ingot, billet and rod), which made up 75% of our primary aluminum shipments in 1999. Our available supply to meet customer needs has increased because we no longer need to supply downstream fabricating operations that have been sold. Our available supply also increased because of restarting idled capacity in 1998 (as discussed below).

In addition to reflecting the changes in shipping volume, aluminum revenues were significantly affected by lower primary aluminum prices in 1999 and 1998.

---------------------
GLOBAL BUSINESS UNITS - continued
BASE MATERIALS - continued
Nonaluminum revenues were lower in 1999 because of lower prices and shipping volume for carbon products. Alumina shipments were higher in 1998 because of significant improvements in production efficiencies and capacity utilization at our U.S. alumina plant. Nonaluminum revenues were flat in 1998 as lower prices for alumina and carbon products offset the effect of higher alumina shipments.

The most significant factor affecting operating profit in 1999 and 1998 was lower prices for primary aluminum. Also contributing to the decline in 1998 were non-recurring restart costs at our primary aluminum plants, lower technical services income and lower alumina prices. We were able to offset most of the declines with improved capacity utilization, significant cost reductions, lower costs for certain raw materials, higher customer shipments and, in 1999, higher alumina prices.

Results in all three years were negatively impacted by temporarily curtailed capacity at our U.S. primary aluminum plants. During 1998, we restarted 162,000 metric tons of previously idled capacity. We plan to monitor our internal needs and market conditions before finalizing the schedule to restart the remaining 47,000 metric tons at our Troutdale, Ore., plant.

Bonneville Power Administration ("BPA") supplies electricity to our smelters at Longview, Washington and Troutdale, Oregon. The current contract with BPA expires on September 30, 2001. BPA has proposed reducing the amount of power supplied to the smelters by one-third and pricing the power on a formula under which charges would vary with world aluminum prices. Assuming "average" world aluminum prices (with the basis for determining what is "average" yet to be settled), the rate charged to Reynolds for the period 2001-2006 would increase by 13% over what we currently pay. We would also have to find other sources for the balance of our power needs. The BPA proposal is subject to full consideration in a rate case, in which we can present arguments to improve the offered rate, and other parties can challenge both the quantity of power being provided to the Reynolds smelters and the rates at which it is to be provided. We expect to participate actively in the resolution of this issue and to continue assessing alternate power sources for the two smelters.

The outlook for this business unit in the first quarter of 2000 is very good. Aluminum and alumina prices are rebounding and demand is strong.

PACKAGING AND CONSUMER
                                          1999        1998        1997
                                       -----------------------------------
   Customer aluminum shipments             152         141         142

   Revenues:
     Customer - aluminum                $  817      $  787      $  797
              - nonaluminum                632         605         602
                                       -----------------------------------
     Total                              $1,449      $1,392      $1,399
                                       ===================================
   Operating income                     $  159      $  156      $  141
                                       ===================================

The Packaging and Consumer global business unit consists principally of 17 packaging and consumer products plants in the U.S., one each in Canada, Spain and Brazil, and 23 graphics facilities located in the U.S., Canada and Mexico that produce graphics, printing cylinders and plates.

Aluminum shipments and revenues increased in 1999 and 1998 because of strong demand for Reynolds Wrap aluminum foil and the introduction of new products. The volume effect on revenues in 1999 was partially offset by lower prices. In 1998, the gains from sales of Reynolds Wrap aluminum foil and new products were offset by lower sales of packaging products with the elimination of certain low-margin products.

---------------------
GLOBAL BUSINESS UNITS - continued
Packaging and Consumer - continued
The increase in nonaluminum sales in 1999 resulted from higher sales of foodservice, graphics and plastic consumer products. The volume increase was partially offset by lower prices.

Operating income increased in 1999 because of the higher sales volume and lower costs for conversion and aluminum raw materials. These benefits were mostly offset by lower prices and higher costs for other raw materials. Operating income increased in 1998 due to higher sales of consumer products, lower raw material costs and cost reduction programs. Higher product development and marketing costs for new consumer products introduced in 1998 partially offset these benefits.

Looking forward, this business unit expects to enjoy sales growth from acquisitions completed in 1999, the benefits of expansions at plastic and printing plants, and new product introductions.

CONSTRUCTION AND DISTRIBUTION
                                       1999       1998       1997
                                   ----------------------------------
   Customer aluminum shipments          202        184        166

   Revenues:
     Customer - aluminum             $  679       $681       $614
              - nonaluminum             346        314        328
                                   ----------------------------------
     Total                           $1,025       $995       $942
                                   ==================================
   Operating income                  $   42       $ 39       $ 41
                                   ==================================

The Construction and Distribution global business unit consists principally of 48 distribution centers in the U.S., Europe, Canada and Mexico and four manufacturing plants, two in the U.S. and two in Europe.

The increase in aluminum shipments in 1999 and 1998 resulted from strong demand for distribution products. All of our major distribution products (plate, sheet and extrusions) benefited from market share growth in our major domestic markets. Construction products shipments were lower in 1999 after growing in 1998. Shipments in 1999 were adversely affected by weak market conditions in Germany, the China/Pacific Rim area and Latin America. Shipments were higher in 1998 because of our global expansion efforts and strong demand for aluminum composite material.

The effect of the shipping volume increase on aluminum revenues in 1999 was totally offset by lower prices. The decline in prices reflected lower material costs. The increase in aluminum revenues in 1998 was the result of the shipping volume increase while prices remained relatively flat.

Shipments of stainless steel distribution products increased 17% in 1999 (including the effect of acquisitions) and 8% in 1998. The effect of these volume increases on nonaluminum revenues was offset by lower prices, especially in 1998. Prices for these products, under pressure due to lower material costs resulting from global supply/demand imbalances, began to improve in late 1999.

Operating income in 1999 and 1998 benefited from the higher shipping volumes. This was somewhat offset by lower capacity utilization in construction products plants resulting from weak business conditions in certain foreign markets. In 1998, we incurred higher marketing costs to expand construction products' global sales and distribution infrastructure to enhance customer service.

Customers in our major distribution markets continue to experience a strong business climate, and our outlook for the first quarter of 2000 is strong. For construction products, we expect to see improvement as economies around the world improve. With the expansion of our Merxheim, France plant to produce aluminum composite material, we have improved our ability to meet European and global demand for Reynobond aluminum composite material from this plant and our U.S. plant.

---------------------
GLOBAL BUSINESS UNITS - continued
TRANSPORTATION

                                         1999      1998      1997
                                     --------------------------------
    Customer aluminum shipments            73        63        66

    Customer revenues                    $398      $336      $353

    Operating income (loss)               (28)      (19)       10
                                     ================================

The Transportation global business unit consists principally of the following:

 . Aluminum wheels - Two plants in the U.S., one in Italy, and partial interests in plants in Canada (75% owned) and Venezuela (41% owned). . Automotive extrusions - Two plants in the U.S. and one each in The
  Netherlands, Germany, Ireland and Venezuela.

Shipments and revenues were higher in 1999 because of strong demand for cast and forged aluminum wheels. Our available supply increased due to improved capacity utilization and the completion of the expansion of our Virginia forged aluminum wheel plant in early 1999. The volume impact on revenues was partially offset by lower prices.

Shipments and revenues in 1998 were negatively impacted by volume declines in bumpers and cast aluminum wheels. The decline in bumper shipments resulted from the completion of a contract in 1997 at our Indiana automotive structures plant. Cast aluminum wheel shipments were lower because of decreased demand related to a substantial number of mid-year wheel program conversions and a strike at a customer earlier in the year. The lower shipments of cast aluminum wheels in 1998 were somewhat offset by higher shipments of forged aluminum wheels from our Virginia plant. Revenues in 1998 also declined due to lower prices for wheels because of competition for new business.

The increased losses in 1999 and 1998 were due to start-up costs relating to an engine cradle program at our Indiana automotive structures plant, higher conversion costs resulting from manufacturing difficulties in wheel operations and lower selling prices.

Despite significant effort, this business unit was not able to return to profitability because of two major challenges. The first was in the forged wheels business. We built a new plant in Lebanon, Virginia that uses a new technology. We have now constructed two lines at the plant. In 1999, the capability of the plant fell short of the projections on which sales commitments had been made. In order to meet promised deliveries to customers - and in some instances to keep customer operations running - we incurred significantly higher costs. This situation has been improving, and our wheel business overall realized important year-over-year improvement in 1999. We expect the wheel business to become profitable in 2000.

The second major challenge is in our structures operations. Together with General Motors, we have pioneered a new aluminum automotive component - the engine cradle. We underestimated the technological and operational requirements of producing this new product, and we have incurred significantly higher spending and resource allocation to meet promised deliveries. This situation is also improving, and we expect better results in 2000.

Evaluating opportunities for strategic alliances in this business unit has been part of our plan for performance improvement. During 1999, we looked at a number of options and progressed to serious discussions. All of this activity, however, was suspended once our merger with Alcoa was announced.

---------------------
GLOBAL BUSINESS UNITS -  continued
RESTRUCTURING
No revenues or operating results are included in the Restructuring category in 1999. Prior to 1999, this category consisted of the following operations that have been sold:

 .    U.S. recycling operations
 .    aluminum extrusion facilities in Canada
 .    European rolling mill operations
 .    Illinois sheet and plate plant
 .    North American aluminum beverage can operations
 .    Alabama can stock complex
 .    U.S. residential construction products business
 .    aluminum reclamation plant in Virginia
 .    aluminum extrusion plants in Virginia and Texas
 .    coal properties in Kentucky
 .    one-half of the Company's wholly owned interest in a rolling mill and related assets in Canada
 .    aluminum powder and paste plant in Kentucky

Customer revenues generated by these operations were $1.4 billion in 1998 and $2.7 billion in 1997. The decline in shipments and net sales in 1998 and 1997 was due to the sale of these operations. In 1998, the absence of operating income from sold operations was offset by the effect ($65 million) of ceasing depreciation on assets held for sale.

For additional information concerning the Company's restructuring activities, see Notes 3 and 12 to the consolidated financial statements.

OTHER
This category consists principally of European extrusion operations and investments in Canada, China, Latin America and Saudi Arabia, and real estate.

The increase in shipments and revenues in 1999 resulted from improved demand at European extrusion operations.

Operating income was higher in 1999 because of improved operations in emerging markets and higher equity income in our Latin American can operations. The increased operating loss in 1998 was due to lower equity income in our Latin American can operations.

In early 2000, we sold our remaining investment in a Canadian rolling mill and related assets that was included in this category. This transaction will not have a material impact on our operating results or financial position.

GEOGRAPHIC AREA ANALYSIS
The Company has worldwide operations in the U.S., Canada and other foreign areas including Europe and Australia. Certain of these consist of equity interests in entities, the revenues of which are not included in our consolidated revenues. In Australia, we participate in an unincorporated joint venture that mines bauxite and produces alumina.

Revenues were negatively impacted in 1999 and 1998 due to lower primary aluminum prices and the Company's restructuring activities in 1998 and 1997. Revenues in Canada increased in 1999 as primary aluminum previously sold internally became available for customer shipments because we no longer need to supply downstream fabricating operations that have been sold.

INTEREST EXPENSE
Interest expense decreased in 1999 because of:

 .    lower amounts of debt outstanding
 .    lower average interest rates due to extinguishing higher cost debt
 .    higher amounts of capitalized interest

Interest expense decreased in 1998 because of lower amounts of debt outstanding.

---------------------
TAXES ON INCOME
The Company pays U.S. federal, state and foreign taxes based on the laws of the various jurisdictions in which it operates. The effective tax rates (see reconciliation in Note 11 to the consolidated financial statements) reflected in the income statement differ from the U.S. federal statutory rate principally because of the following:

 .    foreign taxes at different rates
 .    the effects of percentage depletion allowances
 .    additionally in 1999 and 1998, credits and other tax benefits
 .    additionally in 1997, the adverse effect of permanent basis differences on asset dispositions

We have worldwide operations in many tax jurisdictions that generate deferred tax assets and/or liabilities. Deferred tax assets and liabilities have been netted by jurisdiction. This results in both a deferred tax asset and a deferred tax liability on the balance sheet.

At December 31, 1999, we had $822 million of deferred tax assets that relate primarily to U.S. tax positions. The most significant portions of these assets relate to tax carryforward benefits and accrued costs for employee health care, environmental and restructuring costs. We expect to realize a major portion of these assets in the future through the reversal of temporary differences, principally depreciation. To the extent that these assets are not covered by reversals of depreciation, we expect the remainder to be realized through U.S. income earned in future periods.

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


ENVIRONMENTAL
The Company is involved in remedial investigations and actions at various locations, including Environmental Protection Agency-designated Superfund sites where we and, in most cases, others have been designated as potentially responsible parties (PRPs). We accrue remediation costs when it becomes probable that such efforts will be required and the costs can be reasonably estimated. We evaluate the status of all significant existing or potential environmental issues quarterly, develop or revise cost estimates to satisfy known remediation requirements, and adjust the accrual accordingly. At December 31, 1999, the accrual was $162 million. The accrual reflects our best estimate of the ultimate liability for known remediation costs.

Amounts accrued for two sites - our Massena, New York and Troutdale, Oregon primary aluminum plants - represent individually material portions of the accrual at December 31, 1999. For information about the current status of these two sites, see the discussion in Item 1 under "Environmental Compliance." At most of the other Superfund sites where the Company has been identified as a PRP, the Company is one of many PRPs, and our share of the anticipated cleanup costs is expected to be small.

In estimating anticipated costs, we consider the extent of our involvement at each site, joint and several liability provisions under applicable law, and the likelihood of obtaining contribution from other PRPs. Potential insurance recoveries are uncertain and therefore have not been considered. Based on information currently available, we expect to make remediation expenditures relating to costs currently accrued over the next 15 to 20 years with the majority spent by the year 2005. We expect cash provided by operating activities to provide the funds for environmental capital, operating and remediation expenditures.

---------------------
ENVIRONMENTAL - continued
Annual capital expenditures for equipment designed for environmental control purposes averaged approximately $57 million over the past three years. Ongoing environmental operating costs for the same period averaged approximately $81 million per year. The Company expects operating expenditures for 2000 through 2002 to be approximately $80 million per year. We estimate annual capital expenditures for environmental control facilities will be approximately $24 million in 2000, $30 million in 2001 and $21 million in 2002. The majority of these expenditures are for the capital spending program referred to below at our primary aluminum plant in Massena, New York.

Our spending on environmental compliance will be influenced by future environmental regulations, including those issued and to be issued under the Clean Air Act Amendments of 1990. We are spending an estimated $175 million at our primary aluminum plant in Massena, New York for new air emissions controls and a phased modernization of the plant's production lines. We expect to complete this project in the year 2002. We are accelerating certain expenditures believed necessary to achieve compliance with the Clean Air Act's proposed Maximum Achievable Control Technology standards. Based on current information, we estimate that compliance with the Clean Air Act's hazardous air pollutant standards will require in excess of $200 million of capital expenditures (including a portion of the expenditures at the New York plant previously discussed), principally at our U.S. primary aluminum plants.

For additional information concerning environmental expenditures, see Note 13 to the consolidated financial statements.


YEAR 2000 READINESS DISCLOSURE
In 1999, we completed a formal program to address and resolve potential exposure associated with information and non-information technology
systems arising from the Year 2000 issue.   The Year 2000 issue results
from computer programs and systems that rely on two digits rather than four to define the applicable year. Such systems may treat a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems could fail to operate or make miscalculations, causing disruption of business operations.

Our goal was that none of our critical business operations or computer processes that are shared with suppliers and customers would be substantially impaired by the advent of the year 2000. We accomplished this goal and experienced no business interruptions as a result of Year 2000 problems. The minor Year 2000 problems encountered (e.g., incorrect invoice dates) were solved in a timely manner. We do not anticipate the need for additional contingency planning. However, we will continue monitoring for Year 2000 issues beyond those already addressed and anticipate that any additional problems will be resolved using resources normally available to the Company.

The total cost of our Year 2000 remediation project was approximately $22 million, which included labor, equipment and license costs.


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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
WORKING CAPITAL

                                                           December 31
                                                    -------------------------
                                                        1999          1998
                                                    -------------------------
    Working capital                                     $137          $361
    Ratio of current assets to current liabilities     1.1/1         1.3/1

The decline in working capital was due in part to the sale of $128 million of accounts receivable under a non-recourse facility. We are able to operate with lower levels of working capital as a result of our restructuring activities.


OPERATING ACTIVITIES

                                                 1999      1998      1997
                                               ----------------------------
    Net cash provided by operating activities    $406      $339      $363

We used the net cash provided by operating activities for the past three years primarily to fund capital investments.


INVESTING ACTIVITIES
The following table shows capital investments in the following categories: operational (replacement equipment, environmental control projects, etc.) and strategic (performance improvement, acquisitions and investments).

                                           1999      1998      1997
                                        ------------------------------
        Operational                        $116      $155      $152
        Strategic                           410       186       120
                                        ------------------------------
        Total capital investments          $526      $341      $272
                                        ==============================

Major strategic projects that have been completed or that are under way include:

 BASE MATERIALS
 In 1997, we began the expansion of the joint-venture Worsley Alumina
 Refinery in Australia in which we hold a 56% interest. The expansion will increase the annual capacity of the facility by 65% to 3.1 million metric tons. Completion is expected in 2000.

 PACKAGING AND CONSUMER
 . expanded a U.S. plastic film plant (completed in 1997)
 . modernizing U.S. foil plants (to be completed in 2000)
 . acquired in 1999 four producers of flexographic separations and plates for the packaging industry in the U.S. and one in Canada and a U.S.
   manufacturer of microwaveable containers for the foodservice industry

 CONSTRUCTION AND DISTRIBUTION
 . expanded a plant in Europe that will produce composite architectural products (substantially completed in 1999)
 . acquired and opened new metals distribution centers in the U.S. and Canada in 1999

 TRANSPORTATION
 . constructed (completed in 1997) and expanded (completed in 1999) a forged wheel plant in Virginia
 . expanded and modified a plant in Indiana that produces bumpers, engine cradles and other automotive components (completed in 1999)




LIQUIDITY AND CAPITAL RESOURCES - continued
-------------------------------
INVESTING ACTIVITIES - continued
OTHER INVESTING ACTIVITIES
In addition to these major projects, capacity expansions, equipment upgrades, improvement programs and other capital expenditures have been completed or are currently under way at a number of other facilities.


PROJECTED 2000
Capital investments planned for 2000 (approximately $265 million excluding acquisitions) are primarily for those strategic projects now under way and continuing operating requirements. We expect to fund these capital investments with cash provided by operating activities.


FINANCING ACTIVITIES
We believe our available financial resources, together with internally generated funds, are sufficient to meet our present and future business needs. We continue to exceed the financial ratio requirements contained in our financing arrangements and expect to do so in the future. At
December 31, 1999, $13 million of our shelf registration remained available for the issuance of debt securities. We also have committed credit facilities of $835 million, of which $685 million was available at December 31, 1999. A summary of significant financing activities over the past three years follows:

1997
 . reduced debt by approximately $400 million with the proceeds from sales of assets

1998
 . reduced debt by approximately $900 million with part of the proceeds from sales of assets (including repayment of $100 million borrowed under credit facilities during 1998)
 . repurchased common stock with part of the proceeds from sales of assets (see the Consolidated Statement of Changes in Stockholders' Equity)
 . borrowed $415 million under credit facilities
 . terminated a $100-million interest rate swap agreement

1999
 . increased short-term borrowings by $313 million
 . increased available revolving credit facilities by $185 million (see
  Note 8)
 . issued $100 million of medium-term notes (see Note 8)
 . increased the authorization to issue commercial paper from $350 million to $500 million
 . repurchased common stock with part of the proceeds from sales of assets (see the Consolidated Statement of Changes in Stockholders' Equity)

We used the proceeds from the borrowings in 1999 to repay at maturity $100 million of 9 3/8% debentures, to reduce borrowings under our revolving credit facilities and to make other scheduled debt payments.

In early 2000, we increased the amount of debt securities we can issue under our shelf registration to $163 million.




RISK FACTORS
------------
This section should be read in conjunction with Items 1 and 3 of this report and with the preceding portions of this Item.

This report contains (and oral communications made by or on behalf of Reynolds may contain) forecasts, projections, estimates, statements of management's plans, objectives and strategies for Reynolds and other forward-looking statements<FN1>. Reynolds' expectations for the future and related forward-looking statements are based on a number of assumptions and forecasts, including:

 .    world economic growth and other economic indicators (including rates of inflation, industrial production, housing starts and light vehicle sales)
 .    trends in Reynolds' key markets
 .    global aluminum supply and demand conditions
 .    primary aluminum prices

By their nature, forward-looking statements involve risk and uncertainty, and various factors could cause Reynolds' actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

The Company remains optimistic about the demand for aluminum for 2000.
The continuing economic expansion in North America along with strong recoveries in both Western Europe and Asia (excluding Japan) has resulted in accelerating consumption growth, especially in the fourth quarter of 1999. Early estimates suggest that aluminum consumption grew by more than 5% in 1999, exceeding our earlier forecasts. We expect that consumption of aluminum will continue to grow at a rate of 4% to 6% per year for 2000 and 2001.

Economic and/or market conditions other than those forecasted by the Company in the preceding paragraph could cause the Company's actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

The following factors also could affect Reynolds' results:

 . Primary aluminum is an internationally traded commodity. The price of primary aluminum is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. Because primary aluminum makes up a significant portion of Reynolds' shipments, changes in aluminum pricing have a rapid effect on its operating results. Reynolds' use of contractual arrangements, including fixed-price sales contracts, fixed-price supply contracts, and forward, futures and option contracts, reduces its exposure to price volatility but does not eliminate it.

 . The markets for most aluminum products are highly competitive.
  Certain of Reynolds' competitors are larger than Reynolds in terms of total assets and operations and have greater financial resources. Certain foreign governments are involved in the operation and/or ownership of certain competitors and may be motivated by political as well as economic considerations. In addition, aluminum competes with other materials, such as steel, plastics and glass, among others, for various applications in Reynolds' key markets. Plastic products compete with similar products made by Reynolds' competitors, as well as with products made of glass, aluminum, steel, paper, wood and ceramics, among others. Unanticipated actions or developments by or affecting Reynolds' competitors and/or the willingness of customers to accept substitutions for the products sold by Reynolds could affect results.

________________________

<FN1>Forward-looking statements can be identified generally as those containing words such as "should," "will," "will likely result," "hope," "forecast," "outlook," "project," "estimate," "expect," "anticipate," "scheduled," or "plan" and words of similar effect.




RISK FACTORS - continued
------------
 . As discussed in Part I, Item 1, Reynolds spends substantial capital and operating amounts relating to ongoing compliance with environmental laws.  In addition, Reynolds is involved in remedial investigations and actions in connection with past disposal of wastes.  The identification of additional material remediation sites in the future (that are presently unknown) at which Reynolds may be named as a potentially responsible party could have a material adverse effect on its results of operations in a future interim or annual reporting period.  Moreover, estimating future environmental compliance and remediation costs is imprecise due to:

       - continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to Reynolds' operations
       - availability and application of technology
       - allocation of costs among potentially responsible parties

 . Reynolds has investments and activities in various emerging markets, including China, India and Brazil. While emerging markets offer strong growth potential, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal systems less developed and predictable, and the possibility of various types of adverse government action more pronounced.

 . Unanticipated material legal proceedings or investigations, or the disposition of those currently pending against Reynolds other than as anticipated by management and counsel, could have a material adverse effect on its results of operations for a particular reporting period.

 . Changes in the costs or availability of supply of power, resins, caustic soda, green coke and other raw materials can materially affect results. Substantial increases in power costs, particularly in the Pacific Northwest, may adversely affect Reynolds' primary aluminum production plants which require reliable, low-cost power.

 . Changes in laws and regulations, both U.S. and foreign, or their interpretation and application, including changes in tax laws and their interpretation and application, could affect Reynolds' results.

 . A number of Reynolds' operations are cyclical and can be influenced by economic conditions.

 . A failure to complete major capital projects, such as expansion of the Worsley Alumina Refinery (by reason of construction delays or disputes, labor unrest or otherwise), as scheduled and within budget or a failure to successfully launch new growth or strategic business programs, such as the engine cradle program where we are experiencing higher than anticipated costs, could affect Reynolds' results.

 . A strike at a customer facility or a significant downturn in the business of a key customer supplied by Reynolds could affect its results.

The proposed merger with Alcoa Inc. is subject to certain conditions, including antitrust clearance. As discussed under "Merger" in Part I,
Item 1, on September 29, 1999, the Antitrust Division issued a request for additional information and documentary material (a "second request").
On February 11, 2000, both Reynolds and Alcoa announced that they believed that they were in substantial compliance with the second request. They also advised the Department of Justice that they would not close the merger before March 31, 2000, in order to provide the Department sufficient time to review the transaction. In addition, the European Commission has until no later than May 10, 2000 to complete its investigation and to make a final determination with respect to the merger. Reynolds and Alcoa have also made filings under the competition laws of Canada, Australia and certain other countries where the companies have significant operations.
Reynolds and Alcoa have been advised that the Canadian Competition Bureau has classified this merger as "very complex." Its review is expected to be completed by May 24, 2000. The Australian review process is also expected to be completed by the end of May 2000. It is possible that regulatory authorities may impose conditions on the combined operations or require divestitures as a condition to approving the merger. While
Reynolds is working promptly toward completion of the merger, no assurances can be given as to whether regulatory delays will be encountered or regulatory conditions to the merger imposed, or the possible effects of such delays or conditions.




RISK FACTORS - continued
------------
In addition to the factors referred to above, Reynolds is exposed to general financial, political, economic and business risks in connection with its worldwide operations.  Reynolds continues to evaluate and manage its operations in a manner to mitigate the effects from exposure to such risks.  In general, Reynolds' expectations for the future are based on the assumption that conditions relating to costs, currency values, competition and the legal, regulatory, financial, political and business environments in the worldwide economies and markets in which Reynolds operates will not change significantly overall.






ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Forward, futures, option and swap contracts are designated to manage market risks resulting from fluctuations in the aluminum, natural gas, foreign currency and debt markets. Contracts used to manage risks in these markets are not material.







ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME
(millions, except per share amounts)
==============================================================================
Years ended December 31                          1999       1998        1997
------------------------------------------------------------------------------
REVENUES                                        $4,796     $5,859      $6,900

COSTS AND EXPENSES
 Cost of products sold                           3,928      4,774       5,658
 Selling, general and administrative expenses      361        378         406
 Depreciation and amortization                     242        252         368
 Interest                                           75        114         153
 Merger-related expenses                            19          -           -
 Operational restructuring effects - net             -        144          75
------------------------------------------------------------------------------
                                                 4,625      5,662       6,660
------------------------------------------------------------------------------

EARNINGS
 Income before income taxes, extraordinary
  loss and cumulative effect of accounting
  change                                           171        197         240
 Taxes on income                                    47         45         104
------------------------------------------------------------------------------
 Income before extraordinary loss and
  cumulative effect of accounting change           124        152         136
 Extraordinary loss                                  -        (63)          -
 Cumulative effect of accounting change              -        (23)          -
------------------------------------------------------------------------------

NET INCOME                                      $  124     $   66      $  136
==============================================================================

EARNINGS PER SHARE
 Basic:
  Average shares outstanding                63,739,000  69,709,000  73,412,000
  Income before extraordinary loss and
   cumulative effect of accounting change        $1.95      $2.18       $1.86
  Extraordinary loss                                 -      (0.91)          -
  Cumulative effect of accounting change             -      (0.33)          -
------------------------------------------------------------------------------
  Net income                                     $1.95      $0.94       $1.86
==============================================================================
 Diluted:
  Average shares outstanding                64,043,000  69,937,000  74,004,000
  Income before extraordinary loss and
   cumulative effect of accounting change        $1.94      $2.18       $1.84
  Extraordinary loss                                 -      (0.91)          -
  Cumulative effect of accounting change             -      (0.33)          -
------------------------------------------------------------------------------
  Net income                                     $1.94      $0.94       $1.84
==============================================================================

CASH DIVIDENDS PER COMMON SHARE                  $1.40      $1.40       $1.40
==============================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET
==============================================================================
December 31 (millions)                                       1999      1998
------------------------------------------------------------------------------
ASSETS
 Current assets:
   Cash and cash equivalents                               $   55    $   94
   Receivables:
    Customers, less allowances of $10 (1998 - $14)            561       710
    Other                                                      93       184
------------------------------------------------------------------------------
      Total receivables                                       654       894
   Inventories                                                519       500
   Prepaid expenses and other                                  61       114
------------------------------------------------------------------------------
      Total current assets                                  1,289     1,602
 Unincorporated joint ventures and associated companies     1,692     1,478
 Property, plant and equipment - net                        2,016     2,024
 Deferred taxes                                               419       363
 Other assets                                                 534       667
------------------------------------------------------------------------------
Total assets                                               $5,950    $6,134
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Trade payables                                          $  405    $  401
   Accrued compensation and related amounts                   172       183
   Payables to unincorporated joint ventures and
    associated companies                                       48        75
   Commercial paper                                            75        82
   Notes payable to banks                                     105        34
   Long-term debt                                             153       196
   Other liabilities                                          194       270
------------------------------------------------------------------------------
      Total current liabilities                             1,152     1,241
 Long-term debt                                             1,067     1,035
 Postretirement benefits                                      962     1,029
 Environmental                                                138       161
 Deferred taxes                                               287       272
 Other liabilities                                            198       202
 Stockholders' equity:
   Common stock                                             1,575     1,533
   Retained earnings                                        1,257     1,222
   Treasury stock, at cost                                   (626)     (526)
   Accumulated other comprehensive income                     (60)      (35)
------------------------------------------------------------------------------
      Total stockholders' equity                            2,146     2,194
 Contingent liabilities and commitments (Note 13)
------------------------------------------------------------------------------

Total liabilities and stockholders' equity                 $5,950    $6,134
==============================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
==============================================================================
Years ended December 31 (millions)         1999         1998         1997
------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                               $ 124       $   66        $ 136
 Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization           242          252          368
    Merger-related expenses                  17            -            -
    Operational restructuring effects         -          144           75
    Extraordinary loss                        -           63            -
    Cumulative effect of
     accounting change                        -           23            -
    Other                                    16           (3)          28
    Changes in operating assets
     and liabilities net of
     effects from acquisitions
     and dispositions:
      Accounts payable, accrued
       and other liabilities                (18)        (106)         105
      Receivables                           107          (53)        (194)
      Inventories                            (5)          78         (108)
      Environmental and restructuring
       liabilities                          (43)         (52)         (48)
      Other                                 (34)         (73)           1
------------------------------------------------------------------------------
Net cash provided by operating
 activities                                 406          339          363

INVESTING ACTIVITIES
 Capital investments:
   Operational                             (116)        (155)        (152)
   Strategic                               (410)        (186)        (120)
 Sales of assets - operational
  restructuring                             204        1,147          367
 Other                                      (23)         (38)          (3)
------------------------------------------------------------------------------
Net cash provided by (used in)
 investing activities                      (345)         768           92

FINANCING ACTIVITIES
 Proceeds from long-term debt               250          415            -
 Reduction of long-term debt and
  other financing liabilities              (515)        (929)        (245)
 Increase (decrease) in short-term
  borrowings                                313           47         (138)
 Cash dividends paid                        (90)        (100)         (99)
 Repurchase of common stock                (100)        (526)           -
 Stock options exercised                     42           10           59
------------------------------------------------------------------------------
Net cash used in financing activities      (100)      (1,083)        (423)

CASH AND CASH EQUIVALENTS
 Net increase (decrease)                    (39)          24           32
 At beginning of year                        94           70           38
------------------------------------------------------------------------------

At end of year                            $  55       $   94        $  70
==============================================================================

Supplemental disclosure of cash
 flow information
 Cash paid during the year for:
   Interest                               $ 101       $  134        $ 164
   Income taxes                              40          117           21
==============================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
===========================================================================
---------------------------------------------------------------------------
Years ended December 31                 1999       1998        1997
---------------------------------------------------------------------------
SHARES (thousands)
 Common stock
   Balance at January 1                74,105      73,909     72,719
   Shares issued under employee
    benefit plans                         721         196      1,190
---------------------------------------------------------------------------
   Balance at December 31              74,826      74,105     73,909
---------------------------------------------------------------------------
 Treasury stock
   Balance at January 1                (9,648)          -          -
   Purchased and held as
    treasury stock                     (1,696)     (9,648)         -
---------------------------------------------------------------------------
   Balance at December 31             (11,344)     (9,648)         -
---------------------------------------------------------------------------
 Net common shares outstanding         63,482      64,457     73,909
===========================================================================
DOLLARS (millions)
 Common stock
   Balance at January 1                $1,533      $1,521     $1,451
   Shares issued under
    employee benefit plans                 42          12         70
---------------------------------------------------------------------------
   Balance at December 31              $1,575      $1,533     $1,521
---------------------------------------------------------------------------
 Retained earnings
   Balance at January 1                $1,222      $1,253     $1,220
   Net income                             124          66        136
   Cash dividends declared:
    Common stock                          (89)        (97)      (103)
---------------------------------------------------------------------------
   Balance at December 31              $1,257      $1,222     $1,253
---------------------------------------------------------------------------
 Treasury stock
   Balance at January 1                $ (526)     $    -     $    -
   Purchased and held as
    treasury stock                       (100)       (526)         -
---------------------------------------------------------------------------
   Balance at December 31              $ (626)     $ (526)    $    -
---------------------------------------------------------------------------
 Accumulated other comprehensive
  income (loss)
   Balance at January 1                $  (35)     $  (35)    $  (37)

   Foreign currency translation
    adjustments                           (27)          5          -
    Income taxes                            2          (5)         2
                                     --------------------------------------
   Other comprehensive income (loss)      (25)          -          2
---------------------------------------------------------------------------
   Balance at December 31              $  (60)     $  (35)    $  (35)
---------------------------------------------------------------------------
 Total stockholders' equity            $2,146      $2,194     $2,739
===========================================================================
COMPREHENSIVE INCOME (millions)
 Net income                            $  124      $   66     $  136
 Other comprehensive income (loss)        (25)          -          2
---------------------------------------------------------------------------
 Comprehensive income                  $   99      $   66     $  138
===========================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In the tables, dollars are in millions, except per share amounts. Certain amounts have been reclassified to conform to the 1999 presentation.)

----------------------------------------------------------------------------

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

INVENTORIES
Inventories are stated at the lower of cost or market. Inventory costs were determined by the last-in, first-out (LIFO); first-in, first-out (FIFO); and average-cost methods. LIFO method inventories were $171 million at the end of 1999 (1998 - $178 million). FIFO and average-cost method inventories were $348 million at the end of 1999 (1998 - $322 million). Inventories would increase by $233 million at the end of 1999 (1998 - $221 million) if the FIFO method were applied to LIFO method inventories.

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

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
In 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted the SOP in 1998 and recognized an after-tax charge for the cumulative effect of accounting change of $23 million.

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

ACCOUNTING FOR THE COSTS OF DEVELOPING OR OBTAINING INTERNAL-USE SOFTWARE
In 1999, the Company adopted the AcSEC's Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires qualifying computer software costs incurred in connection with obtaining or developing software for internal use to be capitalized. In prior years, the Company capitalized costs of purchased software and expensed internal costs of developing software. The effect of adopting this SOP was not material to 1999 results.

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


2.  PROPOSED MERGER
On August 18, 1999, Reynolds, Alcoa Inc. (Alcoa) and RLM Acquisition Corp., a wholly owned subsidiary of Alcoa, entered into an agreement and plan of merger. Under the merger agreement, each outstanding share of Reynolds common stock would be converted into 1.06 shares of Alcoa common stock and Reynolds would become wholly owned by Alcoa. On January 10, 2000, Alcoa announced that its Board of Directors had declared a two-for-one split of Alcoa's common stock to Alcoa shareholders of record on May 26, 2000. The stock split is subject to approval of Alcoa shareholders who must approve an amendment to Alcoa's articles to increase the authorized shares of common stock at Alcoa's annual meeting on May 12, 2000. If approved, the stock split would be distributed on June 9, 2000. Shares of Alcoa stock that are issued in the merger will be adjusted, as necessary, to reflect the stock split.

The proposed merger, which was approved by Reynolds' stockholders at a special meeting held on February 11, 2000, is subject to customary closing conditions, including antitrust clearances.

The Hart-Scott-Rodino Antitrust Improvements Act of 1976 prohibits Alcoa and Reynolds from completing the merger until certain information has been furnished to the Antitrust Division of the Department of Justice and the Federal Trade Commission, and until certain waiting period requirements have been satisfied. Alcoa filed a Hart-Scott-Rodino Premerger Notification and Report Form on August 24, 1999 and Reynolds filed such a Form on August 30, 1999. On September 29, 1999, the Antitrust Division issued a request for additional information and documentary material (a "second request"). On February 11, 2000, both Reynolds and Alcoa announced that they believed that they were in substantial compliance with the second request. They also advised the Department of Justice that they would not close the merger before March 31, 2000, in order to provide the Department sufficient time to review the transaction.

In Europe, certain regulations require that Alcoa file a premerger notification form with the Commission of the European Communities prior to consummation of the proposed merger. Alcoa filed such notification on November 18, 1999. This filing began an initial one-month review period in which the European Commission was required to determine whether there are sufficiently "serious doubts" about the proposed merger's compatibility with the common market to require a more complete review. The initial one-month period expired on December 20, 1999, whereupon the European Commission issued a determination that the proposed merger did require a more complete review. The European Commission must complete its investigation and make a final determination with respect to the proposed merger no later than May 10, 2000.

Reynolds and Alcoa have also made filings under the competition laws of Canada, Australia and certain other countries where the companies have significant operations. Alcoa and Reynolds have been advised that the Canadian Competition Bureau has classified this merger as "very complex." Its review is expected to be completed by May 24, 2000. The Australian review process is also expected to be completed by the end of May 2000.

The merger agreement contains certain restrictions on the conduct of Reynolds' business before completion of the merger. For example, Reynolds has agreed to operate its business only in the ordinary course, to refrain from taking certain corporate actions without the consent of Alcoa, and not to solicit alternative acquisition proposals.

In 1999, the Company recognized $19 million of merger-related expenses. Merger-related expenses are principally for investment banking and legal services and an increase in the expense accrual for a long-term compensation plan, which varies based principally on appreciation of the Company's stock price as compared to the S&P Basic Materials Index. The Company expects total merger-related expenses to be at least $35 million.


3.  OPERATIONAL RESTRUCTURING
In the first quarter of 1999, the final closing of the sale of the Company's Alabama can stock complex occurred. In 1998, the Company sold the following:

 .    U.S. recycling operations
 .    aluminum extrusion facilities in Canada
 .    European rolling mill operations
 .    Illinois sheet and plate plant
 .    North American aluminum beverage can operations
 .    Alabama can stock complex (with final closing in early 1999)

In 1997, the Company sold the following:
 .    U.S. residential construction products business
 .    aluminum reclamation plant in Virginia
 .    aluminum extrusion plants in Virginia and Texas
 .    coal properties in Kentucky
 .    one-half of its wholly owned interest in a rolling mill and related assets in Canada
 .    aluminum powder and paste plant in Kentucky

Financial information for 1998 and 1997 relating to operations divested is reflected in the Restructuring category in Note 12. Customer revenues generated by these operations were $1.4 billion in 1998 and $2.7 billion in 1997. Depreciation expense in 1998 was reduced $65 million as a result of ceasing depreciation on assets held for sale relating to the divestitures.

The favorable impact of the liquidation of certain LIFO layers that occurred as a result of the Company's divestitures ($184 million in 1998 and $58 million in 1997) is included in "Operational restructuring effects - net" in the Consolidated Statement of Income.

The Company recognized the following operational restructuring charges:

                                                 1998        1997
                                              ----------------------
     Employee terminations                      $  39         $49
     Additional postretirement benefits           105           -
     Asset dispositions: Losses                   337          85
                         (Gains)                 (349)        (64)
     Other                                         12           5
                                              ----------------------
                                                $ 144         $75
                                              ======================

The charges for employee terminations recorded in 1998 and 1997 were principally for severance and related costs for approximately 2,000 salaried and hourly employees. The employees worked principally at domestic plants. Approximately 600 employees worked at corporate headquarters. Employees terminated in each period were 1,385 in 1998 and 498 in 1997.

An analysis of the accrual for restructuring liabilities follows:

                                        1999        1998      1997
                                      ------------------------------
     Balance at January 1               $ 48        $ 44      $ 12
      Accruals                             -          44        54
      Payments                           (33)        (40)      (22)
                                      ------------------------------
     Balance at December 31             $ 15        $ 48      $ 44
                                      ==============================

Liabilities at December 31, 1999 relating to the Company's restructuring activities are expected to be substantially satisfied in 2000 with cash provided by operating activities. Liabilities relating to contractual postretirement obligations are reflected in postretirement benefits on the balance sheet and will be settled over numerous future years in conjunction with the Company's funding of its pension and other postretirement benefit obligations.

The Company used proceeds from completed divestitures for debt repayments and repurchases of common stock (see Notes 4 and 9).

Early in the first quarter of 2000, the Company sold its investment in a Canadian rolling mill and related assets. This transaction will not have a material impact on our operating results or financial position.

4.  EXTRAORDINARY LOSS
The Company had an extraordinary loss from debt extinguishments in 1998 of $63 million (net of income tax benefit of $39 million). The debt extinguished at a loss consisted of $500 million of medium-term notes and $79 million of 9% debentures.


5.  EARNINGS PER SHARE
The following reconciles income and average shares for the basic and diluted earnings per share computations for "Income before extraordinary loss and cumulative effect of accounting change."

                                      1999          1998          1997
                                ---------------------------------------------
Income (numerator):
 Income before extraordinary
  loss and cumulative effect
  of accounting change                   $124          $152          $136

Average shares (denominator):
 Basic                             63,739,000    69,709,000    73,412,000
 Effect of dilutive securities        304,000       228,000       592,000
                                ---------------------------------------------
 Diluted                           64,043,000    69,937,000    74,004,000
                                =============================================

Per share amounts for income
 before extraordinary loss
 and cumulative effect of
 accounting change:
  Basic earnings per share              $1.95        $2.18          $1.86
  Diluted earnings per share             1.94         2.18           1.84
Antidilutive securities excluded:
 Stock options                      1,899,000    2,452,000        505,000


6.   UNINCORPORATED JOINT VENTURES AND ASSOCIATED COMPANIES
The Company has interests in unincorporated joint ventures which produce alumina and primary aluminum. It also has interests in foreign-based associated companies which produce bauxite, alumina, primary aluminum, hydroelectric power and fabricated aluminum products. At December 31, the Company's investment in these activities consisted of the following:

                                                          1999        1998
                                                       ----------------------
      Unincorporated joint ventures
       Current assets                                   $   50      $   52
       Current liabilities                                 (56)        (89)
       Property, plant and equipment and other assets    1,402       1,203
                                                       ----------------------
          Net investment                                 1,396       1,166
                                                       ----------------------
      Associated companies
       Investments                                         236         253
       Advances                                             60          59
                                                       ----------------------
          Net investment                                   296         312
                                                       ----------------------
      Total                                             $1,692      $1,478
                                                       ======================

Property, plant and equipment and other assets for the unincorporated joint ventures in 1999 includes $359 million (1998 - $150 million) of construction in progress for the expansion of the Worsley Alumina Refinery joint venture.

7.  PROPERTY, PLANT AND EQUIPMENT (AT COST)

                                                             December 31
                                                        --------------------
                                                           1999     1998
                                                        --------------------
     Land, land improvements and mineral properties       $  252   $  244
     Buildings and leasehold improvements                    803      781
     Machinery and equipment                               3,148    3,087
     Construction in progress                                133      170
                                                        --------------------
                                                           4,336    4,282
     Less allowances for depreciation and amortization     2,320    2,258
                                                        --------------------
     Net property, plant and equipment                    $2,016   $2,024
                                                        ====================

8.  FINANCING ARRANGEMENTS

                                                  December 31
                                              -------------------
                                                1999      1998
                                              -------------------
     Public debt securities:
       Medium-term notes                       $  418    $  329
       9-3/8% debentures due 1999                   -       100
       9% debentures due 2003                      21        21
       6-5/8% amortizing notes                    171       228
       Industrial and environmental
        control revenue bonds                     201       227
       Commercial paper                           250         -
     Other arrangements:
       Long-term credit facilities                150       315
       Mortgages and other notes payable            9        11
                                              -------------------
                                                1,220     1,231
     Amounts due within one year                  153       196
                                              -------------------
     Long-term debt                            $1,067    $1,035
                                              ===================


Long-term debt at December 31, 1999 matures as follows:

                     2000                 $153
                     2001                  569
                     2002                   70
                     2003                   58
                     2004                   35
                     2005 - 2025           335

The medium-term notes and 9% debentures were issued under a shelf registration. The medium-term notes bear interest at an average fixed rate of 8.5% and have maturities ranging from 2000 to 2013. At December 31, 1999, $13 million of debt securities remained unissued under the shelf registration. In early 2000, the Company increased the amount of debt securities it can issue under the shelf registration to $163 million. A portion of this fixed-rate debt has been effectively converted to a variable rate through the use of a $100-million interest rate swap that matures in 2001. Under the swap, payments are received based on a fixed rate (6%) and made based on a variable rate (5.9% at December 31, 1999). The variable rate is based on the London Interbank Offer Rate (LIBOR). The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense. The fair value of this agreement and its effect on interest expense was not material.

The 6-5/8% amortizing notes were issued at a discount (99.48%) and have an effective interest rate of 6.7%. The notes require annual principal repayments of $57 million between 2000 and 2002.

Industrial and environmental control revenue bonds consist principally of variable-rate debt with interest rates averaging 4.8% at December 31, 1999. The variable rates are based on market interest rates. These bonds require principal repayments in lump sums periodically between 2000 and 2025. Letters of credit issued by banks support most of these bonds.

The Company has classified $250 million of commercial paper as long-term debt because the Company intends to refinance the debt on a long-term basis and the commercial paper is supported by a $500 million long-term credit facility. The Company also has a $150 million long-term credit facility. These long-term credit facilities have variable interest rates (6.4% at December 31, 1999) and mature in 2001. The variable rates are based on LIBOR. The Company pays an annual commitment fee of .1% on the unused portion of these facilities. In addition to the long-term credit facilities, the Company has a short-term credit facility of $185 million that was unutilized and available at December 31, 1999. This credit facility has a variable interest rate that is based on LIBOR. The Company pays an annual commitment fee of .125% on the unused portion.

Certain financing arrangements contain restrictions that primarily consist of requirements to maintain specified financial ratios. These restrictions do not inhibit operations or the use of fixed assets. At December 31, 1999, the Company exceeded all such requirements.

The fair value of long-term debt was approximately equal to book value at the end of 1999 and 1998. The fair value was determined by using discounted cash flow analysis.

Interest capitalized was $24 million during 1999 (1998 - $12 million, 1997 - $8 million).

Interest rates on short-term borrowings are based on market rates. The weighted-average interest rates were:


                                           December 31
                                     ----------------------
                                       1999          1998
                                     ----------------------
            Notes payable to banks     6.5%          4.2%

            Commercial paper           6.5           5.9

9.  STOCKHOLDERS' EQUITY
PREFERRED STOCK
The Company has 21,000,000 shares of preferred stock authorized. Two million shares have been designated Series A Junior Participating Preferred.

COMMON STOCK
The Company has 200,000,000 shares of common stock (without par value) authorized.

The Company has authorization to repurchase up to 18 million shares of common stock of which approximately 11.3 million shares have been repurchased through December 31, 1999. (See the Consolidated Statement of Changes in Stockholders' Equity for additional share repurchase information.) Under the merger agreement with Alcoa, the Company has agreed to refrain from purchasing additional shares without the consent of Alcoa. (See Note 2.)

STOCK OPTIONS
The Company has a non-qualified stock option plan under which key employees may be granted stock options at a price equal to the fair market value at the date of grant. The stock options outstanding at December 31, 1999 vest in one year and are exercisable between one year and ten years from the date of grant. Upon a change in control of the Company, all outstanding options would become immediately exercisable. The range of exercise prices for the stock options outstanding at December 31, 1999 was $45 to $64 and their weighted-average remaining contractual life was 6 years. A summary of stock option activity and related information follows (options are in thousands):

                                       1999           1998           1997
                                    ----------------------------------------
     Outstanding at January 1         5,254          4,828          5,318
     Granted                            713            633            711
     Exercised                         (721)          (192)        (1,190)
     Expired/canceled                  (444)           (15)           (11)
                                    ----------------------------------------
     Outstanding at December 31       4,802          5,254          4,828
     Exercisable at December 31       4,092          4,621          4,121
     Available for grant              2,007            304            923

     Weighted-average prices:
      Outstanding at January 1          $56            $55            $52
      Granted                            61             62             64
      Exercised                          54             47             50
      Expired/canceled                   60             62             56
      Outstanding at December 31         57             56             55
      Exercisable at December 31         56             55             53

In addition to the above, 150,000 performance-based stock options expired in 1999.

Pro forma net income and earnings per share have been prepared based on expensing (after tax) the estimated fair value of stock options granted during 1999, 1998 and 1997. The estimated fair value of the stock options was determined by using the Black-Scholes option-pricing model. The estimated fair values and the weighted-average assumptions used to estimate those values follow:

                                                     Stock Options
                                         -----------------------------------
                                             1999        1998        1997
                                         -----------------------------------
     Risk-free interest rate                 5.6%        5.5%        6.4%
     Dividend yield                          2.1%        2.2%        2.2%
     Volatility factor of the expected
      market price of the Company's
      common stock                           .270        .256        .265
     Expected life of the option            6 years     6 years     6 years
     Estimated fair value of each stock
      option granted                        $18.04      $17.53      $19.53

The Black-Scholes option-pricing model was not developed for use in valuing employee stock options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including expectations of future dividends and stock price volatility. The assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective input assumptions can materially affect the fair value estimate and because the employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable single measure of the employee stock options' value.

The pro forma information follows:

                                               1999     1998     1997
                                             -------------------------
       Pro forma net income                   $ 117    $  59    $ 127
       Pro forma earnings per share: Basic     1.83     0.84     1.73
                                     Diluted   1.82     0.84     1.72

SHAREHOLDER RIGHTS PLAN
Under the shareholder rights plan each share of common stock has one right attached and the rights trade with the common stock. The rights are exercisable only if a person or group buys 15% or more of the Company's common stock, or announces a tender offer for 15% or more of the outstanding common stock. Each right will entitle a holder to buy one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $300.

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

In connection with the merger agreement with Alcoa (see Note 2), the Company amended the shareholder rights plan to render the plan inapplicable to this transaction.

10.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

                                  Pension Benefits          Other Benefits
                                --------------------    ----------------------
                                 1999         1998         1999        1998
                                --------------------    ----------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at
 beginning of year              $2,349       $2,081       $  964     $   899
Service cost                        31           36            6           7
Interest cost                      162          151           62          62
Amendments                           1            9            1           -
Actuarial losses (gains)           (87)         166          (70)         60
Restructuring                        -           39            -           5
Benefits paid                     (161)        (133)         (79)        (69)
                                --------------------    ----------------------
Benefit obligation at
 end of year                    $2,295       $2,349       $  884     $   964
                                --------------------    ----------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets
 at beginning of year           $2,277       $2,099       $    -     $     -
Actual return on plan assets       383          295            -           -
Company contributions               46           43           79          69
Restructuring                        -          (27)           -           -
Benefits paid                     (161)        (133)         (79)        (69)
                                --------------------    ----------------------
Fair value of plan assets
 at end of year                 $2,545       $2,277       $    -     $     -
                                --------------------    ----------------------

Funded status of the plans      $  250       $  (72)      $ (884)    $  (964)
Unrecognized net actuarial
 loss (gain)                      (222)         101          (42)         27
Unrecognized prior service cost     59           66          (56)        (67)
                                --------------------    ----------------------
Prepaid (accrued) benefit cost  $   87       $   95       $ (982)    $(1,004)
                                ====================    ======================

AMOUNTS RECOGNIZED IN THE
 CONSOLIDATED BALANCE SHEET
Prepaid benefit cost            $  111       $  111       $    -     $     -
Accrued benefit liability          (37)         (68)        (982)     (1,004)
Intangible asset                    13           52            -           -
                                --------------------    ----------------------
Net amount recognized           $   87       $   95       $ (982)    $(1,004)
                                ====================    ======================


WEIGHTED-AVERAGE ASSUMPTIONS
 AS OF DECEMBER 31
Discount rate                     7.50%        6.75%        7.50%       6.75%
Expected return on plan assets    9.25         9.25            -           -
Rate of compensation increase     4.50         4.50            -           -

For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.0% in 2002 and remain at that level thereafter.

                         Pension Benefits            Other Benefits
                      ----------------------    -----------------------
                       1999    1998    1997      1999    1998    1997
                      ----------------------    -----------------------

COMPONENTS OF
 NET PERIODIC
 BENEFIT COST
Service cost           $ 31    $ 36    $ 37      $  6     $ 7    $  7
Interest cost           162     151     147        62      62      64
Expected return
 on plan assets        (189)   (175)   (158)        -       -       -
Amortization of
 prior service cost      11      14      19       (10)    (13)    (17)
Recognized net
 actuarial loss (gain)   16      13      11         -       -      (1)
                      ----------------------    -----------------------
Benefit cost           $ 31    $ 39    $ 56       $58     $56    $ 53
                      ======================    =======================

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                       1%           1%
                                    Increase     Decrease
                                   ----------   ----------
   Effect on total of service
    and interest cost
    components in 1999                $  3        $ (3)
   Effect on postretirement
    benefit obligation
    as of December 31, 1999           $ 39        $(35)


11.  TAXES ON INCOME
The significant components of the provision for income taxes were:


                                    1999      1998       1997
                                 -------------------------------
               Current:
                Federal             $  7      $  6       $ 13
                Foreign               41        57         71
                State                  1         1          1
                                 -------------------------------
                Total current         49        64         85
                                 -------------------------------

               Deferred:
                Federal                8       (31)        (7)
                Foreign                5        23         21
                State                (14)      (12)        (2)
                                 -------------------------------
                Total deferred        (1)      (20)        12
                                 -------------------------------
               Equity income          (1)        1          7
                                 -------------------------------
               Total                 $47       $45       $104
                                 ===============================

The deferred tax provision includes domestic carryforward benefits of $11 million (1998 - $8 million, 1997 - $2 million).

The effective income tax rate varied from the U.S. statutory rate as follows:

                                     1999    1998    1997
                                   ------------------------
        U.S. rate                     35%     35%     35%
        Income taxed at other
         than the U.S. rate            1      (4)      9
        Percentage depletion          (2)     (3)     (2)
        Credits and other tax
         benefits                     (5)     (6)      -
        State income taxes
         and other                    (1)      1       1
                                   ------------------------
        Effective rate                28%     23%     43%
                                   ========================

Income taxed at other than the U.S. rate includes a 10% adverse effect in 1997 from basis differences on asset dispositions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1999, the Company had $822 million (1998 - $844 million) of deferred tax assets and $675 million (1998 - $694 million) of deferred tax liabilities that have been netted with respect to tax jurisdictions for presentation purposes. The significant components of these amounts were:

                                    1999                    1998
                             ---------------------------------------------
                               Asset   Liability       Asset   Liability
                             ---------------------------------------------
Retiree health benefits         374      $  -           $381     $  -
Tax carryforward benefits       170         -            141        -
Environmental and
 restructuring costs             86        (2)           116       (2)
Other                            60        95             39       78
Tax over book depreciation     (236)      194           (235)     196
Valuation reserve relating
 to tax carryforward benefits   (20)        -            (20)       -
                             ---------------------------------------------
Total deferred tax assets
 and liabilities                434       287            422      272
Amount included as current
 in balance sheet                15         -             59        -
                             ---------------------------------------------
Noncurrent deferred tax
 assets and liabilities        $419      $287           $363     $272
                             =============================================

The tax carryforward benefits can be carried forward indefinitely except for $68 million that will expire primarily between 2004 and 2014. A valuation reserve of $20 million relating to certain of these benefits has been recorded. Alternatives continue to be evaluated that may result in the ultimate realization of a portion of these reserved assets.

Income taxes have not been provided on the undistributed earnings ($904 million) of foreign subsidiaries. The Company uses these earnings to finance foreign expansion, reduce foreign debt or support foreign operating requirements.

The geographic components of income (loss) before income taxes, extraordinary loss and the cumulative effect of accounting change was as follows:

                                1999         1998          1997
                              ------------------------------------
                 Domestic       $(67)        $(86)         $ 21
                 Foreign         238          283           219
                              ------------------------------------
                                $171         $197          $240
                              ====================================


12.  COMPANY OPERATIONS
The Company is organized into four market-based, global business units. The global business units and their principal products are:

 . Base Materials - alumina, carbon products, primary aluminum ingot and billet, and electrical rod
 . Packaging and Consumer - aluminum and plastic packaging, foodservice and consumer products; printing products
 . Construction and Distribution - architectural construction products and the distribution of a wide variety of aluminum and stainless steel products . Transportation - aluminum wheels, heat exchangers and automotive structures

The Restructuring category includes operations sold. (See Note 3 for a discussion of the Company's restructuring activities.)

The Other category consists principally of European extrusion operations, investments in Canada, China, Latin America and Saudi Arabia and real estate. Part of the real estate, principally undeveloped land, is held for sale and is expected to be sold over the next few years. The carrying amount for these held-for-sale assets was $36 million at December 31, 1999. Expenses relating to holding these assets, principally real estate taxes, were approximately $1 million per year in each of the last three years.

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

Certain amounts for the years 1998 and 1997 have been reclassified to conform to the 1999 presentation. The principal reclassification was to move corporate amounts from the Other category to Reconciling Items.

                                                     Packaging   Construction
                                             Base       and         and
1999                                      Materials   Consumer   Distribution
==============================================================================
Customer aluminum shipments                   867        152         202
Intersegment aluminum shipments               211          -           -
------------------------------------------------------------------------------
Total aluminum shipments                    1,078        152         202
==============================================================================

Revenues:
 Aluminum                                  $1,325     $  817      $  679
 Nonaluminum                                  368        632         346
Intersegment revenues - aluminum              306          -           -
------------------------------------------------------------------------------
Total revenues                             $1,999     $1,449      $1,025
==============================================================================

Segment operating income (loss)            $  250     $  159      $   42
Inventory accounting adjustments
Corporate amounts
Operational restructuring effects - net
Merger-related expenses
------------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting change
------------------------------------------------------------------------------

Net income
==============================================================================
Pre-tax equity income (loss) included
 in revenues                               $    -     $    -      $    -
Depreciation and amortization                 146         45           8

Assets                                     $3,085     $  665      $  463
Current liabilities (excluding debt)          276        137         126
------------------------------------------------------------------------------
Net operating investment                   $2,809     $  528      $  337
==============================================================================
Unincorporated joint ventures and
 associated companies                      $1,516     $    -      $    -
Capital investments                           309         84          84
==============================================================================

1999                                 Transportation  Restructuring  Other
==============================================================================
Customer aluminum shipments                    73          -          59
Intersegment aluminum shipments                 -          -           -
------------------------------------------------------------------------------
Total aluminum shipments                       73          -          59
==============================================================================

Revenues:
 Aluminum                                    $398     $    -        $145
 Nonaluminum                                    -          -          42
Intersegment revenues - aluminum                -          -           -
------------------------------------------------------------------------------
Total revenues                               $398     $    -        $187
==============================================================================

Segment operating income (loss)              $(28)    $    -        $  5
Inventory accounting adjustments
Corporate amounts
Operational restructuring effects - net
Merger-related expenses
------------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting change
------------------------------------------------------------------------------

Net income
==============================================================================
Pre-tax equity income (loss) included
 in revenues                                 $  -     $    -        $(14)
Depreciation and amortization                  29          -           7

Assets                                       $377     $    -        $395
Current liabilities (excluding debt)           60          -          12
------------------------------------------------------------------------------
Net operating investment                     $317     $    -        $383
==============================================================================
Unincorporated joint ventures and
 associated companies                        $  8     $    -        $168
Capital investments                            26          -           2
==============================================================================



                                          Total   Reconciling
1999                                    Segments     Items     Consolidated
==============================================================================
Customer aluminum shipments                 1,353         -        1,353
Intersegment aluminum shipments               211      (211)           -
------------------------------------------------------------------------------
Total aluminum shipments                    1,564      (211)       1,353
==============================================================================

Revenues:
 Aluminum                                  $3,364    $    -       $3,364
 Nonaluminum                                1,388        44        1,432
Intersegment revenues - aluminum              306      (306)           -
------------------------------------------------------------------------------
Total revenues                             $5,058    $ (262)      $4,796
==============================================================================

Segment operating income (loss)            $  428    $    -       $  428
Inventory accounting adjustments                                      (4)
Corporate amounts                                                   (159)
Operational restructuring effects - net                                -
Merger-related expenses                                              (19)
------------------------------------------------------------------------------
Corporate operating income                                           246

Interest expense                                                     (75)
Taxes on income                                                      (47)
Extraordinary loss                                                     -
Cumulative effect of accounting change                                 -
------------------------------------------------------------------------------

Net income                                                        $  124
==============================================================================
Pre-tax equity income (loss) included
 in revenues                               $  (14)   $    -       $  (14)
Depreciation and amortization                 235         7          242

Assets                                     $4,985    $  965       $5,950
Current liabilities (excluding debt)          611       208          819
------------------------------------------------------------------------------
Net operating investment                   $4,374    $  757       $5,131
==============================================================================
Unincorporated joint ventures and
 associated companies                      $1,692    $    -       $1,692
Capital investments                           505        21          526
==============================================================================

                                                     Packaging  Construction
                                             Base      and          and
1998                                      Materials  Consumer   Distribution
==============================================================================
Customer aluminum shipments                   668       141         184
Intersegment aluminum shipments               354         -           -
------------------------------------------------------------------------------
Total aluminum shipments                    1,022       141         184
==============================================================================

Revenues:
 Aluminum                                  $1,055    $  787        $681
 Nonaluminum                                  402       605         314
Intersegment revenues - aluminum              572         -           -
------------------------------------------------------------------------------
Total revenues                             $2,029    $1,392        $995
==============================================================================

Segment operating income (loss)            $  290    $  156        $ 39
Inventory accounting adjustments
Corporate amounts
Operational restructuring effects - net
------------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting change
------------------------------------------------------------------------------

Net income
==============================================================================
Pre-tax equity income (loss) included
 in revenues                               $   (3)   $    -        $  -
Depreciation and amortization                 138        44           7

Assets                                     $3,000    $  625        $375
Current liabilities (excluding debt)          305       110          86
------------------------------------------------------------------------------
Net operating investment                   $2,695    $  515        $289
==============================================================================
Unincorporated joint ventures and
 associated companies                      $1,299    $    -        $  -
Capital investments                           228        38          10
==============================================================================

1998                               Transportation  Restructuring  Other
==============================================================================
Customer aluminum shipments                  63          391        37
Intersegment aluminum shipments               -            4         -
------------------------------------------------------------------------------
Total aluminum shipments                     63          395        37
==============================================================================

Revenues:
 Aluminum                                  $336       $1,434      $117
 Nonaluminum                                  -           17        47
Intersegment revenues - aluminum              -           12         -
------------------------------------------------------------------------------
Total revenues                             $336       $1,463      $164
==============================================================================

Segment operating income (loss)            $(19)      $  124      $  -
Inventory accounting adjustments
Corporate amounts
Operational restructuring effects - net
------------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting change
------------------------------------------------------------------------------

Net income
==============================================================================
Pre-tax equity income (loss) included
 in revenues                               $ (1)      $    -      $(10)
Depreciation and amortization                25           26         4

Assets                                     $352       $  282      $417
Current liabilities (excluding debt)         53           66        34
------------------------------------------------------------------------------
Net operating investment                   $299       $  216      $383
==============================================================================
Unincorporated joint ventures and
 associated companies                      $  7       $    -      $172
Capital investments                          50            -         4
==============================================================================

                                           Total    Reconciling
1998                                      Segments     Items    Consolidated
==============================================================================
Customer aluminum shipments                 1,484          -       1,484
Intersegment aluminum shipments               358       (358)          -
------------------------------------------------------------------------------
Total aluminum shipments                    1,842       (358)      1,484
==============================================================================

Revenues:
 Aluminum                                  $4,410     $    -      $4,410
 Nonaluminum                                1,385         64       1,449
Intersegment revenues - aluminum              584       (584)          -
------------------------------------------------------------------------------
Total revenues                             $6,379     $ (520)     $5,859
==============================================================================

Segment operating income (loss)            $  590                 $  590
Inventory accounting adjustments                                       5
Corporate amounts                                                   (140)
Operational restructuring effects - net                             (144)
------------------------------------------------------------------------------
Corporate operating income                                           311

Interest expense                                                    (114)
Taxes on income                                                      (45)
Extraordinary loss                                                   (63)
Cumulative effect of accounting change                               (23)
------------------------------------------------------------------------------

Net income                                                        $   66
==============================================================================
Pre-tax equity income (loss) included
 in revenues                               $  (14)    $    -      $  (14)
Depreciation and amortization                 244          8         252

Assets                                     $5,051     $1,083      $6,134
Current liabilities (excluding debt)          654        275         929
------------------------------------------------------------------------------
Net operating investment                   $4,397     $  808      $5,205
==============================================================================
Unincorporated joint ventures and
 associated companies                      $1,478     $    -      $1,478
Capital investments                           330         11         341
==============================================================================

                                                   Packaging  Construction
                                          Base        and         and
1997                                    Materials  Consumer   Distribution
==============================================================================
Customer aluminum shipments                 513        142         166
Intersegment aluminum shipments             684          -           -
------------------------------------------------------------------------------
Total aluminum shipments                  1,197        142         166
==============================================================================

Revenues:
 Aluminum                                $  923     $  797        $614
 Nonaluminum                                405        602         328
Intersegment revenues - aluminum          1,187          -           -
------------------------------------------------------------------------------
Total revenues                           $2,515     $1,399        $942
==============================================================================

Segment operating income                 $  312     $  141        $ 41
Inventory accounting adjustments
Corporate amounts
Operational restructuring effects - net
------------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting change
------------------------------------------------------------------------------

Net income
==============================================================================
Pre-tax equity income (loss) included
 in revenues                             $   (2)    $    -        $  -
Depreciation and amortization               135         47           5

Assets                                   $3,154     $  663        $381
Current liabilities (excluding debt)        289        114         102
------------------------------------------------------------------------------
Net operating investment                 $2,865     $  549        $279
==============================================================================
Unincorporated joint ventures and
 associated companies                    $1,177     $    -        $  -
Capital investments                         105         41           9
==============================================================================

1997                               Transportation  Restructuring  Other
==============================================================================
Customer aluminum shipments                  66        737          39
Intersegment aluminum shipments               -         10           -
------------------------------------------------------------------------------
Total aluminum shipments                     66        747          39
==============================================================================

Revenues:
 Aluminum                                  $353     $2,610        $126
 Nonaluminum                                  -         72          28
Intersegment revenues - aluminum              -         33           -
------------------------------------------------------------------------------
Total revenues                             $353     $2,715        $154
==============================================================================

Segment operating income                   $ 10     $  102        $  5
Inventory accounting adjustments
Corporate amounts
Operational restructuring effects - net
------------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
Extraordinary loss
Cumulative effect of accounting change
------------------------------------------------------------------------------

Net income
==============================================================================
Pre-tax equity income (loss) included
 in revenues                               $  1     $    -        $ (4)
Depreciation and amortization                26        143           4

Assets                                     $331     $1,921        $442
Current liabilities (excluding debt)         46        212          17
------------------------------------------------------------------------------
Net operating investment                   $285     $1,709        $425
==============================================================================
Unincorporated joint ventures and
 associated companies                      $  8     $    -        $196
Capital investments                          40         33          30
==============================================================================


                                            Total  Reconciling
1997                                      Segments    Items     Consolidated
==============================================================================
Customer aluminum shipments                 1,663           -        1,663
Intersegment aluminum shipments               694        (694)           -
------------------------------------------------------------------------------
Total aluminum shipments                    2,357        (694)       1,663
==============================================================================

Revenues:
 Aluminum                                  $5,423     $     -       $5,423
 Nonaluminum                                1,435          42        1,477
Intersegment revenues - aluminum            1,220      (1,220)           -
------------------------------------------------------------------------------
Total revenues                             $8,078     $(1,178)      $6,900
==============================================================================

Segment operating income                   $  611                   $  611
Inventory accounting adjustments                                       (12)
Corporate amounts                                                     (131)
Operational restructuring effects - net                                (75)
------------------------------------------------------------------------------
Corporate operating income                                             393

Interest expense                                                      (153)
Taxes on income                                                       (104)
Extraordinary loss                                                       -
Cumulative effect of accounting change                                   -
------------------------------------------------------------------------------

Net income                                                          $  136
==============================================================================
Pre-tax equity income (loss) included
 in revenues                               $   (5)    $     -       $   (5)
Depreciation and amortization                 360           8          368

Assets                                     $6,892     $   334       $7,226
Current liabilities (excluding debt)          780         294        1,074
------------------------------------------------------------------------------
Net operating investment                   $6,112     $    40       $6,152
==============================================================================
Unincorporated joint ventures and
 associated companies                      $1,381     $     -       $1,381
Capital investments                           258          14          272
==============================================================================

RECONCILING ITEMS
Reconciling items consist of the following:

                                        1999      1998      1997
                                    --------------------------------
Assets:
 Corporate assets                      $ 830     $1,106    $ 917
 Construction in progress                492        320      155
 Inventory accounting adjustments       (266)      (248)    (547)
 Internal receivables included in
  the assets of the global
  business units                         (91)       (95)    (191)
                                    --------------------------------
                                       $ 965     $1,083     $334
                                    ================================

Current liabilities:
 Corporate liabilities                 $ 261     $  287     $398

 Payables to unincorporated joint
  ventures and associated companies       48         75       81
 Internal liabilities included in
  the current liabilities of the
  global business units                 (101)       (87)    (185)
                                    --------------------------------
                                       $ 208     $  275     $294
                                    ================================


The reconciling amounts for nonaluminum revenues, depreciation and amortization and capital investments relate to corporate activities.

Inventory accounting adjustments include elimination of unrealized profits on sales between global business units and LIFO inventory adjustments. Construction in progress in 1999 includes $359 million (1998 - $150 million) related to the expansion of the Worsley Alumina Refinery joint venture in Australia.

Research and development expenditures were $25 million in 1999 (1998 - $31 million, 1997 - $41 million).

GEOGRAPHIC

                       Domestic     Canada   Other Foreign   Consolidated
============================================================================
1999
Revenues                $3,640      $  558      $  598          $4,796
Long-lived assets        1,735       1,226       1,281           4,242
============================================================================
1998
Revenues                $4,653      $  452      $  754          $5,859
Long-lived assets        1,822       1,261       1,086           4,169
============================================================================
1997
Revenues                $5,306      $  523      $1,071          $6,900
Long-lived assets        2,582       1,321       1,080           4,983
============================================================================

The majority of the Other Foreign category is comprised of European operations except that long-lived assets include $891 million in 1999 ($673 million in 1998 and $569 million in 1997) related to the Worsley Alumina Refinery joint venture located in Australia.

13.  CONTINGENT LIABILITIES AND COMMITMENTS
LEGAL
Various suits, claims and actions are pending against the Company. In the opinion of management, after consultation with legal counsel, disposition of these suits, claims and actions, either individually or in the aggregate, are not expected to have a material adverse effect on the Company's competitive or financial position. No assurance can be given, however, that the disposition of one or more of such suits, claims or actions in a particular reporting period will not be material in relation to the reported results for such period.

LEASES
Certain items of property, plant and equipment are leased under long-term operating leases. Lease expense was $35 million in 1999 ($36 million in 1998 and $45 million in 1997). Lease commitments at December 31, 1999 were $57 million. Leases covering major items contain renewal and/or purchase options that may be exercised.

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

An analysis of the accrual for environmental remediation costs follows:

                                 1999        1998       1997
                              ----------------------------------

     Balance at January 1        $172        $177       $203
       Accruals                     -           7          -
       Payments                   (10)        (12)       (26)
                              ----------------------------------
     Balance at December 31      $162        $172       $177
                              ==================================

The balance of the accrual at December 31, 1999 is expected to be spent over the next 15 to 20 years with the majority to be spent by the year 2005.

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


14.  CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY
     OF CANADA, LTD.
Financial statements for Canadian Reynolds Metals Company, Ltd. and Reynolds Aluminum Company of Canada, Ltd. have been omitted because certain securities registered under the Securities Act of 1933, of which these wholly owned subsidiaries of Reynolds Metals Company (Reynolds) are obligors (thus subjecting them to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by Reynolds. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the notes to the consolidated financial statements of Reynolds Metals Company. Summarized financial information is as follows:

Canadian Reynolds Metals Company, Ltd.
                                         Years ended December 31
                                    ---------------------------------
                                       1999        1998       1997
                                    ---------------------------------
        Net Sales:
         Customers                     $474        $356       $237
         Parent company                 452         466        680
                                    ---------------------------------
                                        926         822        917
        Cost of products sold           783         708        733
        Net income                     $ 73        $ 84       $117

                                           December 31
                                    ------------------------
                                       1999           1998
                                    ------------------------
        Current assets                $  176         $  155
        Noncurrent assets              1,184          1,206
        Current liabilities             (148)          (100)
        Noncurrent liabilities          (345)          (379)


Reynolds Aluminum Company of Canada, Ltd.
                                         Years ended December 31
                                  ------------------------------------
                                     1999         1998         1997
                                  ------------------------------------
        Net Sales:
          Customers                  $474         $447        $  519
          Parent company              453          455           648
                                  ------------------------------------
                                      927          902         1,167
        Cost of products sold         784          784           956
        Net income                   $ 73         $ 84        $  117

14. CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY OF CANADA, LTD. - continued
Reynolds Aluminum Company of Canada, Ltd. - continued

                                     December 31
                                ---------------------
                                   1999        1998
                                ---------------------
        Current assets            $  224      $  186
        Noncurrent assets          1,192       1,228
        Current liabilities         (129)       (103)
        Noncurrent liabilities      (347)       (389)

                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                      (Millions, except per share amounts)

                                                    1999
-----------------------------------------------------------------------------
Quarter                              1st        2nd       3rd        4th
-----------------------------------------------------------------------------
Revenues                          $ 1,068     $1,161     $1,209    $ 1,358
Gross profit<FN1>                      86        153        164        223
Net income (loss)                 $   (10)    $   35     $   36    $    63
=============================================================================
Earnings Per Share
  Basic:
   Average shares outstanding          64         64         63         63
-----------------------------------------------------------------------------
Net income (loss)                 $ (0.15)    $ 0.55     $ 0.56    $  1.00
-----------------------------------------------------------------------------
  Diluted:
   Average shares outstanding          64         64         63         64
-----------------------------------------------------------------------------
Net income (loss)                 $ (0.15)    $ 0.55     $ 0.56    $  0.99
=============================================================================
Net income (loss) includes the
 effect of the following item:
 Merger-related expenses          $     -     $    -     $    9    $     7
-----------------------------------------------------------------------------

                                                    1998
-----------------------------------------------------------------------------
Quarter                             1st         2nd        3rd       4th
-----------------------------------------------------------------------------
Revenues                          $1,532      $1,579     $1,368    $1,380
Gross profit<FN1>                    211         238        202       182
Income (loss) before
 extraordinary loss and
 cumulative effect of
 accounting change                    58        (123)       262       (45)
Extraordinary loss                     -          (3)       (60)        -
Cumulative effect of
 accounting change                   (23)          -          -         -
-----------------------------------------------------------------------------
Net income (loss)                 $   35      $ (126)    $  202    $  (45)
=============================================================================
Earnings Per Share
  Basic:

   Average shares outstanding         73          72         69        64
   Income (loss) before
    extraordinary loss and
    cumulative effect of
    accounting change             $ 0.78      $(1.70)    $ 3.80    $(0.71)
   Extraordinary loss                  -       (0.04)     (0.88)        -
   Cumulative effect of
    accounting change              (0.32)          -          -         -
-----------------------------------------------------------------------------
Net income (loss)                 $ 0.46      $(1.74)    $ 2.92    $(0.71)
-----------------------------------------------------------------------------
 Diluted:
  Average shares outstanding          74          72         69        64
  Income (loss) before
   extraordinary loss and
   cumulative effect of
   accounting change              $ 0.78      $(1.70)    $ 3.80    $ (0.71)
  Extraordinary loss                   -       (0.04)     (0.88)         -
  Cumulative effect of
   accounting change               (0.32)          -          -          -
-----------------------------------------------------------------------------
Net income (loss)                 $ 0.46      $(1.74)    $ 2.92    $ (0.71)
=============================================================================
Net income (loss) includes the
 effect of the following item:
 Operational restructuring
  effects - net<FN2>              $    -      $ (196)    $  201    $   (95)
-----------------------------------------------------------------------------

<FN1>Gross profit equals revenues minus cost of products sold and depreciation and amortization.
<FN2>Operational restructuring effects are shown net of gains on sales of assets.

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Stockholders and Board of Directors
Reynolds Metals Company


We have audited the accompanying consolidated balance sheets of Reynolds Metals Company as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reynolds Metals Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the costs of start-up activities in 1998.


                                   ERNST & YOUNG LLP


Richmond, Virginia
February 18, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                  PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information required by this item, see the information under the captions "Item 1. Election of Directors - Nominees" and "Certain
Relationships" and "Stock Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders. That information is incorporated in this report by reference.

Information concerning executive officers of the Registrant is shown in Part I - Item 4A of this report.


ITEM 11.  EXECUTIVE COMPENSATION

For information required by this item, see the information under the captions "Item 1. Election of Directors - Compensation of Directors" and "Executive Compensation" in the Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders. That information (other than that appearing under the captions "Executive Compensation - Report of the Compensation Committee on Executive Compensation" and "Executive
Compensation - Performance Graph") is incorporated in this report by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information required by this item, see the information under the caption "Stock Ownership Information - Holders of More Than 5%" and "Director and Executive Officer Stock Ownership" in the Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders. That information is incorporated in this report by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information required by this item, see the information under the captions "Item 1. Election of Directors - Certain Relationships" and "Change in Control and Termination Arrangements" in the Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders. That information is incorporated in this report by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The consolidated financial statements and exhibits listed below are filed as a part of this report.

     (1)  Consolidated Financial Statements:                         Page
                                                                     ----

          Consolidated statement of income -
          Years ended December 31, 1999, 1998 and 1997.               36

          Consolidated balance sheet - December 31, 1999 and 1998.    37

          Consolidated statement of cash flows -
          Years ended December 31, 1999, 1998 and 1997.               38

          Consolidated statement of changes in stockholders' equity -
          Years ended December 31, 1999, 1998 and 1997.               39

          Notes to consolidated financial statements.                 40

          Report of Ernst & Young LLP, Independent Auditors.          64

     (2)  Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts -
          Years Ended December 31, 1999, 1998 and 1997.               67

          This report omits all other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission because they are not required, are inapplicable or the required information has otherwise been given.

          This report omits individual financial statements of Reynolds Metals Company because the restricted net assets (as defined in Accounting Series Release 302) of all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not exceed 25% of the consolidated net assets shown in the consolidated balance sheet as of December 31, 1999.

          This report omits financial statements of all associated companies (20% to 50% owned) because no associated company is individually significant. Summarized financial information of all associated companies has been omitted because the associated companies in the aggregate are not significant.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A               Column B          Column C          Column D   Column E
------------------------------------------------------------------------------
                                         Additions
                                   ----------------------
                       Balance at  Charged to  Charged to           Balance at
                       beginning   costs and     other                 end of
     Description       of period   expenses     accounts   Deductions  period
------------------------------------------------------------------------------
Allowance for
 doubtful accounts:
  1999                    $14         $4         $  -      $  (8) (B)    $10
  1998                     16          7            -         (9) (B)     14
  1997                     18          5            -         (7) (B)     16


Allowance for
 deferred income taxes:
  1999                     20          -            -          -          20
  1998                     19          -            1 (A)      -          20
  1997                     46          -            3 (A)    (30) (C)     19

(A) Allowance for deferred income taxes is charged to provision for taxes on income.

(B)  Deductions consist of the following:

                                           1999       1998       1997
                                         ------------------------------
    Receivable write-offs                  $(3)       $(6)       $(5)
    Divestitures                            (4)        (3)        (1)
    Foreign currency translation effect     (1)         -         (1)
                                         ------------------------------
                                           $(8)       $(9)       $(7)

(C)  Deductions were due to divestitures.

  (3)    Exhibits

       * EXHIBIT 2     - Agreement and Plan of Merger among Alcoa Inc.,
                         RLM Acquisition Corp. and Reynolds Metals Company dated as of August 18, 1999. (File No. 001-01430, Form 8-K dated August 19, 1999, EXHIBIT 99.1)

         EXHIBIT 3.1   - Restated Certificate of Incorporation, as amended.

       * EXHIBIT 3.2   - By-laws, as amended.  (File No. 001-01430, 1998
                         Form 10-K Report, EXHIBIT 3.2)

         EXHIBIT 4.1   - Restated Certificate of Incorporation.  See
                         EXHIBIT 3.1.

       * EXHIBIT 4.2   - By-laws.  See EXHIBIT 3.2.

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

       * EXHIBIT 4.5   - Amendment No. 1 dated as of November 1, 1991 to
                         the Indenture.  (File No. 001-01430, 1991
                         Form 10-K Report, EXHIBIT 4.4)

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

      =* EXHIBIT 10.4  - Amendment and Restatement of Supplemental Death
                         Benefit Plan for Officers, as adopted and executed April 26, 1999. (File No. 001-01430, Form 10-Q Report
                         for the Quarter ended June 30, 1999, EXHIBIT 10.5)

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

      =* EXHIBIT 10.8  - Form of Indemnification Agreement for Directors and
                         Officers.  (File No. 001-01430, 1998 Form 10-K
                         Report, EXHIBIT 10.9)

      =* EXHIBIT 10.9  - Form of Executive Severance Agreement, as amended, between Reynolds Metals Company and key executive personnel, including each of the individuals listed in Item 4A of this report. (File No. 001-01430, Form 10-Q Report for the Quarter ended September 30, 1999, EXHIBIT 10.9)

      =* EXHIBIT 10.10 - Amendment to Reynolds Metals Company 1987
                         Nonqualified Stock Option Plan effective May 20, 1988. (File No. 001-01430, Form 10-Q Report for the Quarter ended June 30, 1988, EXHIBIT 19(a))

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

      =* EXHIBIT 10.15 - Form of Stock Option Agreement, as approved
                         April 22, 1992 by the Compensation Committee of the Company's Board of Directors. (File No. 001-01430, Form 10-Q Report for the Quarter ended March 31, 1992, EXHIBIT 28(a))

      =* EXHIBIT 10.16 - Amendment and Restatement of Reynolds Metals
                         Company Restricted Stock Plan for Outside Directors, as adopted and executed April 28, 1999 (File No. 001-01430, Form 10-Q Report for the Quarter ended June 30, 1999, EXHIBIT 10.17)
_______________________
* Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

      =* EXHIBIT 10.17 - Amendment and Restatement of Reynolds Metals
                         Company New Management Incentive Deferral Plan, as adopted and executed April 28, 1999 (File No. 001-01430, Form 10-Q Report for the Quarter ended June 30, 1999, EXHIBIT 10.18)

      =* EXHIBIT 10.18 - Amendment and Restatement of Reynolds Metals
                         Company Salary Deferral Plan for Executives, as adopted and executed April 28, 1999. (File No. 001-01430, Form 10-Q Report for the Quarter ended June 30, 1999, EXHIBIT 10.19)

      =* EXHIBIT 10.19 - Amendment and Restatement of Reynolds Metals
                         Company Supplemental Long-Term Disability Plan for Executives, as adopted and executed April 26, 1999. (File No. 001-01430, Form 10-Q Report
                         for the Quarter ended June 30, 1999, EXHIBIT 10.20)

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

      =* EXHIBIT 10.32 - Amendment and Restatement of Reynolds Metals
                         Company Stock Plan for Outside Directors, as adopted and executed April 28, 1999. (File No. 001-01430, Form 10-Q Report for the Quarter ended June 30, 1999, EXHIBIT 10.34)

      =* EXHIBIT 10.33 - Amendment and Restatement of Reynolds Metals
                         Company Long-Term Performance Share Plan, as adopted and executed April 26, 1999. (File No. 001-01430, Form 10-Q Report for the Quarter ended June 30, 1999, EXHIBIT 10.37)

       * EXHIBIT 10.34 - Asset Purchase Agreement by and among Ball
                         Corporation, Ball Metal Beverage Container Corp. and Reynolds Metals Company dated as of April 22, 1998. (File No. 001-01430, Form 10-Q Report for the Quarter ended June 30, 1998, EXHIBIT 2)

      =* EXHIBIT 10.35 - Reynolds Metals Company 1999 Nonqualified Stock
                         Option Plan (Registration Statement No. 333-79203 on Form S-8, dated May 24, 1999, EXHIBIT 4.5)

      =* EXHIBIT 10.36 - Form of Stock Option Agreement, as approved
                         May 21, 1999 by the Compensation Committee of the Company's Board of Directors. (File No. 001-01430, Form 10-Q Report for the Quarter ended June 30, 1999,
                         EXHIBIT 10.40)

      =* EXHIBIT 10.37 - Form of Three Party Stock Option Agreement, as
                         approved May 21, 1999 by the Compensation Committee of the Company's Board of Directors. (File No. 001-01430, Form 10-Q Report for the Quarter ended June 30, 1999, EXHIBIT 10.41)

         EXHIBIT 11    - Omitted; see Item 8 for computation of earnings
                         per share

         EXHIBIT 12    - Not applicable

         EXHIBIT 13    - Not applicable


         EXHIBIT 16    - Not applicable

----------------
* Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

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

----------------
*  Incorporated by reference.

   Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt of the Company are omitted because such debt does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

(b)  Reports on Form 8-K

     During the fourth quarter of 1999, the Registrant filed with the Commission a Current Report on Form 8-K dated October 20, 1999 reporting under Item 5 that it was filing with the report an unaudited pro forma statement of income for the year ended December 31, 1998 relating to the Registrant's sale of its North American aluminum beverage can operations.

     During the first quarter of 2000 (through the date hereof), the Registrant has filed three Current Reports on Form 8-K with the Commission, all of which reported matters under Item 5:

     . a Form 8-K dated January 18, 2000, containing unaudited, pro forma condensed consolidated financial statements relating to the proposed merger of the Registrant with Alcoa Inc.

     . a Form 8-K dated January 19, 2000, containing information regarding the Registrant's 1999 Fourth Quarter and Year-End Results.

     . a Form 8-K dated February 14, 2000, containing copies of press releases issued on February 11, 2000 by the Registrant and Alcoa Inc. concerning their proposed merger.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REYNOLDS METALS COMPANY



                                   By  JEREMIAH J. SHEEHAN
                                     ------------------------------------
                                       Jeremiah J. Sheehan, Chairman of
                                       the Board and Chief Executive
                                       Officer

                                   Date   March 3, 2000
                                        --------------------------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By WILLIAM E. LEAHEY, JR.             By JEREMIAH J. SHEEHAN
  --------------------------------      ------------------------------
   William E. Leahey, Jr.                Jeremiah J. Sheehan, Director
   Executive Vice President and          Chairman of the Board and
   Chief Financial Officer               Chief Executive Officer
   (Principal Financial Officer)         (Principal Executive Officer)


Date   March 3, 2000                 Date   March 3, 2000
    ------------------------------        ----------------------------



By * Patricia C. Barron               By  * John R. Hall
  --------------------------------      ------------------------------
   Patricia C. Barron, Director          John R. Hall, Director


Date    March 3, 2000                 Date    March 3, 2000
    ------------------------------        ----------------------------



By * Robert L. Hintz                  By  * William H. Joyce
  --------------------------------      ------------------------------
   Robert L. Hintz, Director             William H. Joyce, Director


Date   March 3, 2000                  Date    March 3, 2000
    ------------------------------        ----------------------------



By * Mylle Bell Mangum                By  * D. Larry Moore
  --------------------------------      ------------------------------
  Mylle Bell Mangum, Director            D. Larry Moore, Director


Date   March 3, 2000                  Date   March 3, 2000
    ------------------------------        ----------------------------

By RANDOLPH N. REYNOLDS               By
  --------------------------------      ------------------------------
   Randolph N. Reynolds, Director        James M. Ringler, Director


Date    March 3, 2000                 Date
    ------------------------------        ----------------------------



By * Samuel C. Scott, III             By  * Joe B. Wyatt
  --------------------------------      ------------------------------
   Samuel C. Scott, III, Director        Joe B. Wyatt, Director


Date   March 3, 2000                  Date   March 3, 2000
    ------------------------------        ----------------------------



By ALLEN M. EAREHART
  -------------------------------------
   Allen M. Earehart,
   Senior Vice President and Controller
   (Principal Accounting Officer)


Date   March 3, 2000
    -----------------------------------


*By D. MICHAEL JONES
   -------------------------------------
    D. Michael Jones, Attorney-in-Fact


Date   March 3, 2000
    ------------------------------------