Form 10-Q
period 2000-03-31
REYNOLDS METALS CO
filed 2000-04-28
CIK 83604

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

As of April 27, 2000, the Registrant had 63,681,199 shares of
Common Stock, no par value, outstanding and entitled to vote.

                   PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(millions, except per share amounts)
=================================================================
-----------------------------------------------------------------
Quarters ended March 31                        2000       1999
-----------------------------------------------------------------
REVENUES                                      $1,319     $1,068

COSTS AND EXPENSES
 Cost of products sold                         1,047        925
 Selling, general and administrative expenses     88         82
 Depreciation and amortization                    61         57
 Interest                                         18         20
 Merger-related expenses                           7          -
-----------------------------------------------------------------
                                               1,221      1,084
-----------------------------------------------------------------

EARNINGS
 Income (loss) before income taxes                98        (16)
 Taxes on income (credit)                         27         (6)
-----------------------------------------------------------------

NET INCOME (LOSS)                             $   71     $  (10)
=================================================================

EARNINGS PER SHARE
 Basic:
  Average shares outstanding                      64         64
  Net income (loss)                            $1.11     $(0.15)

 Diluted:
  Average shares outstanding                      64         64
  Net income (loss)                            $1.10     $(0.15)

-----------------------------------------------------------------

CASH DIVIDENDS PER COMMON SHARE                $0.35      $0.35
=================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
============================================================================

(millions)                                             March 31  December 31
----------------------------------------------------------------------------
                                                          2000      1999
----------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                              $   54    $   55
 Receivables, less allowances of $9 (1999 - $10)           722       654
 Inventories                                               586       519
 Prepaid expenses and other                                 62        61
----------------------------------------------------------------------------
   Total current assets                                  1,424     1,289
Unincorporated joint ventures and associated companies   1,680     1,692
Property, plant and equipment                            4,335     4,336
Less allowances for depreciation and amortization        2,343     2,320
----------------------------------------------------------------------------
                                                         1,992     2,016
Deferred taxes and other assets                            943       953
----------------------------------------------------------------------------
Total assets                                            $6,039    $5,950
============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, accrued and other liabilities        $  798    $  819
 Short-term borrowings                                     177       180
 Long-term debt                                            147       153
----------------------------------------------------------------------------
   Total current liabilities                             1,122     1,152
Long-term debt                                           1,150     1,067
Postretirement benefits                                    966       962
Environmental, deferred taxes and other liabilities        597       623
Stockholders' equity:
 Common stock                                            1,588     1,575
 Retained earnings                                       1,305     1,257
 Treasury stock, at cost                                  (626)     (626)
 Accumulated other comprehensive income                    (63)      (60)
----------------------------------------------------------------------------
   Total stockholders' equity                            2,204     2,146
----------------------------------------------------------------------------
Contingent liabilities (Note 7)
Total liabilities and stockholders' equity              $6,039    $5,950
============================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   3

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
============================================================================
----------------------------------------------------------------------------
Quarters ended March 31 (millions)                      2000       1999
----------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income (loss)                                      $ 71      $ (10)
 Adjustments to reconcile to net cash used in
  operating activities:
   Depreciation and amortization                          61         57
   Merger-related expenses                                 5          -
   Changes in operating assets and liabilities
    net of effects of dispositions:
     Accounts payable, accrued and other liabilities     (18)       (18)
     Receivables                                         (73)       (21)
     Inventories                                         (69)       (56)
     Environmental and restructuring liabilities          (4)        (9)
     Other                                               (18)       (55)
----------------------------------------------------------------------------
Net cash used in operating activities                    (45)      (112)

INVESTING ACTIVITIES
 Capital investments:
   Operational                                           (15)       (26)
   Strategic                                             (71)       (80)
 Sales of assets - operational restructuring              56        193
 Other                                                    10          -
----------------------------------------------------------------------------
Net cash provided by (used in) investing activities      (20)        87

FINANCING ACTIVITIES
 Increase (decrease) in short-term borrowings             (3)        41
 Proceeds from long-term debt                            100        150
 Reduction of long-term debt                             (22)       (46)
 Cash dividends paid                                     (23)       (23)
 Stock options exercised                                  12          -
----------------------------------------------------------------------------
Net cash provided by financing activities                 64        122

CASH AND CASH EQUIVALENTS
 Net increase (decrease)                                  (1)        97
 At beginning of period                                   55         94
----------------------------------------------------------------------------

At end of period                                        $ 54      $ 191
============================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 4

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
============================================================================
----------------------------------------------------------------------------
Quarters ended March 31                                  2000       1999
----------------------------------------------------------------------------
SHARES (thousands):
 Common stock
   Balance at January 1                                 74,826     74,105
   Issued under employee benefit plans                     201          -
----------------------------------------------------------------------------
   Balance at March 31                                  75,027     74,105
----------------------------------------------------------------------------

 Treasury stock
   Balance at January 1                                (11,344)    (9,648)
   Purchased and held as treasury stock                     (6)         -
----------------------------------------------------------------------------
   Balance at March 31                                 (11,350)    (9,648)
----------------------------------------------------------------------------
 Net common shares outstanding                          63,677     64,457
----------------------------------------------------------------------------

DOLLARS (millions):
 Common stock
   Balance at January 1                                 $1,575     $1,533
   Issued under employee benefit plans                      13          -
----------------------------------------------------------------------------
   Balance at March 31                                  $1,588     $1,533
----------------------------------------------------------------------------

 Retained earnings
   Balance at January 1                                 $1,257     $1,222
   Net income (loss)                                        71        (10)
   Cash dividends declared for common stock                (23)       (23)
----------------------------------------------------------------------------
   Balance at March 31                                  $1,305     $1,189
----------------------------------------------------------------------------

 Treasury stock
   Balance at January 1                                 $ (626)    $ (526)
   Purchased and held as treasury stock                      -          -
----------------------------------------------------------------------------
   Balance at March 31                                  $ (626)    $ (526)
----------------------------------------------------------------------------

 Accumulated other comprehensive income (loss)
   Balance at January 1                                 $  (60)    $  (35)

   Foreign currency translation adjustments                 (3)       (19)
   Income taxes                                              -          -
                                                      ----------------------
   Other comprehensive income (loss)                        (3)       (19)
----------------------------------------------------------------------------
   Balance at March 31                                  $  (63)    $  (54)
----------------------------------------------------------------------------
 Total stockholders' equity                             $2,204     $2,142
----------------------------------------------------------------------------

COMPREHENSIVE INCOME (millions):
 Net income (loss)                                      $   71     $  (10)
 Other comprehensive income (loss)                          (3)       (19)
----------------------------------------------------------------------------
 Comprehensive income (loss)                            $   68     $  (29)
----------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   5

             REYNOLDS METALS COMPANY AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    Quarters Ended March 31, 2000 and 1999



1.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period of 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Reynolds Metals Company (Reynolds) annual report on Form 10-K for the year ended December 31, 1999. Certain amounts have been reclassified to conform to the 2000 presentation. In the tables, dollars are in millions, except per share and per pound amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.


2.  ACCOUNTING POLICIES
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards for derivative instruments and hedging activities. Reynolds must adopt this statement by January 1, 2001. Reynolds has not determined the impact this statement will have on its financial position or results of operations.


3.  PROPOSED MERGER
On August 18, 1999, Reynolds, Alcoa Inc. (Alcoa) and RLM Acquisition Corp., a wholly owned subsidiary of Alcoa, entered into an agreement and plan of merger. Under the merger agreement, each outstanding share of Reynolds common stock would be converted into 1.06 shares of Alcoa common stock and Reynolds would become wholly owned by Alcoa. In January 2000, Alcoa declared a 2-for-1 stock split, subject to approval by its shareholders at a meeting scheduled for May 12, 2000. If approval is received, additional common shares will be distributed on June 9, 2000 to Alcoa shareholders of record on May 26, 2000. If the stock split is approved, and the Reynolds-Alcoa merger occurs after May 26, 2000, the exchange ratio will be adjusted from 1.06 to 2.12.

The proposed merger, which was approved by Reynolds stockholders at a special meeting held on February 11, 2000, is subject to customary closing conditions, including antitrust clearances.

The Hart-Scott-Rodino Antitrust Improvements Act of 1976 prohibits Alcoa and Reynolds from completing the merger until certain information has been furnished to the Antitrust Division of the Department of Justice and the Federal Trade Commission, and until certain waiting period requirements have been satisfied. Alcoa filed a Hart-Scott-Rodino Premerger Notification and Report Form on August 24, 1999 and Reynolds filed such a Form on August 30, 1999. On September 29, 1999, the Antitrust Division issued a request for additional information and documentary material (a "second request"). On February 11, 2000, both Reynolds and Alcoa announced that they believed that they were in substantial compliance with the second request. They also advised the Department of Justice that they would not close the merger before March 31, 2000, in order to provide the Department sufficient time to review the transaction. The agreement not to close the merger has been extended to May 2000.

In Europe, certain regulations require that Alcoa file a premerger notification form with the Commission of the European Communities prior to consummation of the proposed merger. Alcoa filed such notification on November 18, 1999. This filing began an initial one-month review period in which the European Commission was required to determine whether there were sufficiently "serious doubts" about the proposed merger's compatibility with the common market to require a more complete review. The initial one-month period expired on December 20, 1999, whereupon the European Commission issued a determination that the proposed merger did require a more complete review. The European Commission must complete its investigation and make a final determination with respect to the proposed merger no later than May 10, 2000.

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

The merger agreement contains certain restrictions on the conduct of Reynolds' business before completion of the merger. For example, Reynolds has agreed to operate its business only in the ordinary course, to refrain from taking certain corporate actions without Alcoa's consent, and not to solicit alternative acquisition proposals.

In the first quarter of 2000, Reynolds recognized $7 million of merger-related expenses. Merger-related expenses are principally for investment banking and legal services. Reynolds expects total merger-related expenses to be at least $35 million, including $19 million that was recognized in 1999.


4.  EARNINGS PER SHARE
The following reconciles net income and average shares for the basic and diluted earnings per share computations.

                                      Quarters ended March 31
                                   ------------------------------
                                         2000           1999
                                   ------------------------------
Net income (numerator)                      $71          $(10)

Average shares (denominator):
 Basic                               63,718,000     64,475,000
 Effect of dilutive securities          553,000              -
                                   ------------------------------
 Diluted                             64,271,000     64,475,000
                                   ------------------------------

Per share amount:
 Basic                                    $1.11        $(0.15)
 Diluted                                  $1.10        $(0.15)

Antidilutive securities excluded:
 Stock options                          675,000      4,977,000

5.  FINANCING ARRANGEMENTS
In the first quarter of 2000, Reynolds borrowed $100 million under its credit facilities. The borrowing bears interest at a variable rate (6.5% at March 31, 2000) and requires repayment in a lump sum in 2001. The variable rate is based on the London Interbank Offer Rate.

6.  COMPANY OPERATIONS

                                                   Packaging    Construction
                                        Base          and           and
                                      Materials    Consumer     Distribution
=============================================================================
FIRST QUARTER 2000
Customer aluminum shipments              222          35            55
Intersegment aluminum shipments           49           -             -
-----------------------------------------------------------------------------
Total aluminum shipments                 271          35            55
=============================================================================

Revenues:
 Aluminum                               $403        $189          $187
 Nonaluminum                              95         152           130
Intersegment revenues - aluminum          78           -             -
-----------------------------------------------------------------------------
Total revenues                          $576        $341          $317
=============================================================================

Segment operating income (loss)         $124        $ 24          $ 13
Corporate amounts
Merger expenses
-----------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
-----------------------------------------------------------------------------

Net income
=============================================================================

FIRST QUARTER 1999
Customer aluminum shipments              212          33            47
Intersegment aluminum shipments           56           -             -
-----------------------------------------------------------------------------
Total aluminum shipments                 268          33            47
=============================================================================

Revenues:
 Aluminum                               $302        $178          $159
 Nonaluminum                              75         134            78
Intersegment revenues - aluminum          81           -             -
-----------------------------------------------------------------------------
Total revenues                          $458        $312          $237
=============================================================================

Segment operating income (loss)         $ 14        $ 26          $  8
Inventory accounting adjustments
Corporate amounts
-----------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
-----------------------------------------------------------------------------

Net income (loss)
=============================================================================

                                     8

                                                                Total
                                   Transportation    Other     Segments
=============================================================================
FIRST QUARTER 2000
Customer aluminum shipments               20           13           345
Intersegment aluminum shipments            -            -            49
----------------------------------------------------------------------------
Total aluminum shipments                  20           13           394
=============================================================================

Revenues:
 Aluminum                               $111          $39        $  929
 Nonaluminum                               -            8           385
Intersegment revenues - aluminum           -            -            78
----------------------------------------------------------------------------
Total revenues                          $111          $47        $1,392
=============================================================================

Segment operating income (loss)         $ (7)         $ 4        $  158
Corporate amounts
Merger expenses
----------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
----------------------------------------------------------------------------

Net income
=============================================================================

FIRST QUARTER 1999
Customer aluminum shipments               17           14           323
Intersegment aluminum shipments            -            -            56
----------------------------------------------------------------------------
Total aluminum shipments                  17           14           379
=============================================================================

Revenues:
 Aluminum                               $ 94          $25        $  758
 Nonaluminum                               -            1           288
Intersegment revenues - aluminum           -            -            81
----------------------------------------------------------------------------
Total revenues                          $ 94          $26        $1,127
=============================================================================

Segment operating income (loss)         $ (2)         $ 3        $   49
Inventory accounting adjustments
Corporate amounts
----------------------------------------------------------------------------
Corporate operating income

Interest expense
Taxes on income
----------------------------------------------------------------------------

Net income (loss)
=============================================================================


                                    Reconciling
                                       Items      Consolidated
=================================================================
FIRST QUARTER 2000
Customer aluminum shipments                -             345
Intersegment aluminum shipments          (49)              -
----------------------------------------------------------------
Total aluminum shipments                 (49)            345
=================================================================

Revenues:
 Aluminum                               $  -          $  929
 Nonaluminum                               5             390
Intersegment revenues - aluminum         (78)              -
-----------------------------------------------------------------
Total revenues                          $(73)         $1,319
=================================================================

Segment operating income (loss)         $  -          $  158
Corporate amounts                                        (35)
Merger expenses                                           (7)
-----------------------------------------------------------------
Corporate operating income                               116

Interest expense                                         (18)
Taxes on income                                          (27)
-----------------------------------------------------------------

Net income                                            $   71
=================================================================

FIRST QUARTER 1999
Customer aluminum shipments                -             323
Intersegment aluminum shipments          (56)              -
---------------------------------------------------------------
Total aluminum shipments                 (56)            323
================================================================

Revenues:
 Aluminum                               $  -          $  758
 Nonaluminum                              22             310
Intersegment revenues - aluminum         (81)              -
---------------------------------------------------------------
Total revenues                          $(59)         $1,068
================================================================

Segment operating income (loss)         $  -          $   49
Inventory accounting adjustments                           2
Corporate amounts                                        (47)
---------------------------------------------------------------
Corporate operating income                                 4

Interest expense                                         (20)
Taxes on income                                            6
---------------------------------------------------------------

Net income (loss)                                     $  (10)
================================================================

7.  CONTINGENT LIABILITIES
As previously disclosed in Reynolds' 1999 Form 10-K, Reynolds is involved in various worldwide environmental improvement activities resulting from past operations, including designation as a potentially responsible party (PRP), with others, at various Environmental Protection Agency-designated Superfund sites. Reynolds has recorded amounts (on an undiscounted basis) which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements.

Estimated costs for future environmental compliance and remediation are necessarily imprecise because of factors such as:

 .    continuing evolution of environmental laws and regulatory requirements
 .    availability and application of technology
 .    identification of presently unknown remediation requirements
 .    cost allocations among PRPs

Further, it is not possible to predict the amount or timing of future costs of environmental remediation that may subsequently be determined. Based on information presently available, such future costs are not expected to have a material adverse effect on Reynolds' competitive or financial position. However, such costs could be material to results of operations in a future interim or annual reporting period.


8. CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY OF CANADA, LTD.
Financial statements and financial statement schedules for Canadian Reynolds Metals Company, Ltd. and Reynolds Aluminum Company of Canada, Ltd. have been omitted because certain securities registered under the Securities Act of 1933, of which these wholly owned subsidiaries of Reynolds are obligors (thus subjecting them to reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by Reynolds. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the footnotes to the financial statements of Reynolds. Summarized financial information is as follows:

CANADIAN REYNOLDS METALS COMPANY, LTD.
                                            Quarters ended March 31
                                        --------------------------------
                                             2000             1999
                                        --------------------------------
   Net Sales:
     Customers                               $ 84             $110
     Parent and related companies             206              100
                                        --------------------------------
                                             $290             $210

   Cost of products sold                      229              196

   Net income                                $ 38             $  6


                                           March 31        December 31
                                             2000             1999
                                         -------------------------------
   Current assets                           $  361           $  176
   Noncurrent assets                         1,119            1,184
   Current liabilities                        (127)            (148)
   Noncurrent liabilities                     (445)            (345)

8. CANADIAN REYNOLDS METALS COMPANY, LTD. AND REYNOLDS ALUMINUM COMPANY OF CANADA, LTD. - continued

REYNOLDS ALUMINUM COMPANY OF CANADA, LTD.
                                         Quarters ended March 31
                                      -----------------------------
                                          2000            1999
                                      -----------------------------
   Net Sales:
     Customers                           $   84          $  110
     Parent and related companies           206             100
                                      -----------------------------
                                         $  290          $  210

   Cost of products sold                    229             195

   Net income                            $   39          $    7


                                        March 31       December 31
                                          2000             1999
                                      -----------------------------
   Current assets                        $  351           $  224
   Noncurrent assets                      1,128            1,192
   Current liabilities                     (127)            (129)
   Noncurrent liabilities                  (447)            (347)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the consolidated financial statements and related footnotes included in Reynolds' 1999 Form 10-K along with the consolidated financial statements and related footnotes included in and referred to in this report. In the tables, dollars are in millions, except per share and per pound amounts, and shipments are in thousands of metric tons. A metric ton is equivalent to 2,205 pounds.

Management's Discussion and Analysis contains forecasts, projections, estimates, statements of management's plans, objectives and strategies for Reynolds and other forward-looking statements. Please refer to the "Risk Factors" section beginning on page 17, where we have summarized factors that could cause actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.


PROPOSED MERGER
---------------
On August 18, 1999, Reynolds, Alcoa Inc. (Alcoa) and RLM Acquisition Corp., a wholly owned subsidiary of Alcoa, entered into an agreement and plan of merger. Under the merger agreement, each outstanding share of Reynolds common stock would be converted into 1.06 shares of Alcoa common stock and Reynolds would become wholly owned by Alcoa. In January 2000, Alcoa declared a 2-for-1 stock split, subject to approval by its shareholders at a meeting scheduled for May 12, 2000. If approval is received, additional common shares will be distributed on June 9, 2000 to Alcoa shareholders of record on May 26, 2000. If the stock split is approved, and the Reynolds-Alcoa merger occurs after May 26, 2000, the exchange ratio will be adjusted from 1.06 to 2.12.

The proposed merger, which was approved by Reynolds stockholders at a special meeting held on February 11, 2000, is subject to customary closing conditions, including antitrust clearances.

The Hart-Scott-Rodino Antitrust Improvements Act of 1976 prohibits Alcoa and Reynolds from completing the merger until certain information has been furnished to the Antitrust Division of the Department of Justice and the Federal Trade Commission, and until certain waiting period requirements have been satisfied. Alcoa filed a Hart-Scott-Rodino Premerger Notification and Report Form on August 24, 1999 and Reynolds filed such a Form on August 30, 1999. On September 29, 1999, the Antitrust Division issued a request for additional information and documentary material (a "second request"). On February 11, 2000, both Reynolds and Alcoa announced that they believed that they were in substantial compliance with the second request. They also advised the Department of Justice that they would not close the merger before March 31, 2000, in order to provide the Department sufficient time to review the transaction. The agreement not to close the merger has since been extended to May 2000.

In Europe, certain regulations require that Alcoa file a premerger notification form with the Commission of the European Communities prior to consummation of the proposed merger. Alcoa filed such notification on November 18, 1999. This filing began an initial one-month review period in which the European Commission was required to determine whether there were sufficiently "serious doubts" about the proposed merger's compatibility with the common market to require a more complete review. The initial one-month period expired on December 20, 1999, whereupon the European Commission issued a determination that the proposed merger did require a more complete review. The European Commission must complete its investigation and make a final determination with respect to the proposed merger no later than May 10, 2000.

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

---------------
The merger agreement contains certain restrictions on the conduct of Reynolds' business before completion of the merger. For example, Reynolds has agreed to operate its business only in the ordinary course, to refrain from taking certain corporate actions without Alcoa's consent, and not to solicit alternative acquisition proposals.

In the first quarter of 2000, Reynolds recognized $7 million of merger-related expenses. Merger-related expenses are principally for investment banking and legal services. Reynolds expects total merger-related expenses to be at least $35 million, including $19 million that was recognized in 1999.


RESULTS OF OPERATIONS
---------------------

                                       First Quarter
                                ---------------------------
                                    2000           1999
                                ---------------------------
        Aluminum shipments           345            323
        Revenues                  $1,319         $1,068
        Net income (loss)             71            (10)
        EPS (diluted)              $1.10         $(0.15)

Net income for the first quarter of 2000 includes after-tax merger-related expenses of $6 million. The net loss for the first quarter of 1999 includes foreign currency related losses, principally in Brazil, of $12 million.

The first quarter 2000 results reflect strong demand and higher pricing for aluminum, alumina and stainless steel. The increase in income before income taxes of $114 million was primarily due to the following:

   Higher prices for aluminum products                          $86
   Higher prices for alumina and stainless steel products        19
   Higher shipments and sales                                    12

The increase in selling, general and administrative expenses was wholly attributable to 1999 acquisitions.

Looking forward, results are expected to further benefit from increased sales of Packaging and Consumer products as the year progresses, peaking in the fourth quarter. In addition, we expect the start-up of the expansion of the Worsley Alumina Refinery to be under way in the second quarter of 2000. We also expect to benefit from continuing cost reduction efforts in all of our businesses.


GLOBAL BUSINESS UNITS
Reynolds is organized into four market-based, global business units. The four global business units and their principal products are as follows:

 .  Base Materials - alumina, carbon products, primary aluminum ingot and billet, and electrical rod
 .  Packaging and Consumer - aluminum and plastic packaging, foodservice, consumer, and printing products
 .  Construction and Distribution - architectural construction products and the distribution of a wide variety of aluminum and stainless steel products . Transportation - aluminum wheels, heat exchangers and automotive structures

---------------------
GLOBAL BUSINESS UNITS - continued
BASE MATERIALS

                                       First Quarter
                                  -----------------------
                                     2000         1999
                                  -----------------------
       Aluminum shipments:
         Customer                     222          212
         Internal                      49           56
                                  -----------------------
         Total                        271          268
                                  =======================

       Revenues:
         Customer - aluminum         $403         $302
                  - nonaluminum        95           75
         Internal - aluminum           78           81
                                  -----------------------
         Total                       $576         $458
                                  =======================
        Operating income             $124         $ 14
                                  =======================

Customer aluminum shipments increased during the first quarter of 2000 because of higher demand for our value-added products (foundry and sheet ingot, billet and rod). Value-added products made up a record 82% of our primary aluminum shipments in this period and 73% in the first quarter of 1999.

Aluminum revenues increased principally due to higher primary aluminum prices. The average realized price for primary aluminum was $0.82 per pound in the first quarter of 2000 compared to $0.64 per pound in the same period of 1999.

The increase in non-aluminum revenues resulted from strong demand and higher prices for alumina.

The increase in operating income was due to strong prices for aluminum and alumina. Costs were lower as a result of higher production volume. These lower costs were somewhat offset by an increase in power costs that are indexed to the LME aluminum price.

PACKAGING AND CONSUMER
                                       First Quarter
                                   ----------------------
                                     2000         1999
                                   ----------------------
       Customer aluminum shipments     35           33

       Revenues:
         Customer - aluminum         $189         $178
                  - nonaluminum       152          134
                                   ----------------------
         Total                       $341         $312
                                   ======================
       Operating income              $ 24         $ 26
                                   ======================

The increase in aluminum shipments and revenues was due to strong demand for packaging and foodservice products. Nonaluminum revenues were higher because of strong demand for plastic packaging and consumer products. These increases were realized from domestic and international growth, and new products.

Operating profit was lower because of higher material costs. This effect was somewhat offset by the increased shipping volumes and pricing improvements.

---------------------
GLOBAL BUSINESS UNITS - continued

CONSTRUCTION AND DISTRIBUTION
                                            First Quarter
                                        ---------------------
                                          2000         1999
                                        ---------------------
          Customer aluminum shipments       55           47

          Revenues:
           Customer - aluminum            $187         $159
                    - nonaluminum          130           78
                                        ---------------------
           Total                          $317         $237
                                        =====================
          Operating income                $ 13         $  8
                                        =====================

The increase in aluminum shipments in the first quarter of 2000 resulted from strong demand for distribution products, particularly aluminum mill products, and Reynobond aluminum composite material. The increase in aluminum revenues reflects the strong shipping volume and higher prices.

The increase in non-aluminum revenues was due to acquisitions and higher prices for stainless steel products.

The increase in operating income resulted from the higher shipping volume and prices. The benefits from higher prices were partly offset by increased material costs.

TRANSPORTATION
                                            First Quarter
                                        ---------------------
                                           2000       1999
                                        ---------------------
          Customer aluminum shipments        20         17

          Customer revenues                $111        $94

          Operating loss                     (7)        (2)
                                        =====================

Shipments and revenues were higher in the first quarter of 2000 because of strong demand for cast aluminum wheels and increased shipments of engine cradles.

The increased loss resulted from higher conversion costs due to manufacturing difficulties in wheel operations and higher material costs. Profit margins were adversely affected as a result of higher aluminum costs not being offset by price increases because of a time lag in the pricing formula.

OTHER
In the "Other" category, revenues were higher because of real estate sales and improvements at European extrusion and Latin American can operations.

The improvement in corporate amounts reflects the effects of foreign currency related losses of $12 million recognized in the first quarter of 1999.

For additional information concerning the global business units, see Note 6 to the consolidated financial statements.


INTEREST EXPENSE
Interest expense was lower in the first quarter of 2000 because of an increase in capitalized interest.

---------------------
TAXES ON INCOME
The effective tax rates reflected in the income statement differ from the U.S. federal statutory rate principally because of the following:

 .    foreign taxes at different rates
 .    the effects of percentage depletion allowances
 .    credits and other tax benefits


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL
                                                   March 31     December 31
                                                     2000           1999
                                                 ------------  -------------
Working capital                                      $302           $137
Ratio of current assets to current liabilities      1.3/1          1.1/1

The increase in working capital was due principally to higher receivables and inventories. The increase in receivables resulted from lower sales of customer accounts receivable and an increase in swap arrangements. The increase in inventories is in anticipation of higher shipping levels in the second quarter of 2000.


OPERATING ACTIVITIES
Cash generated from operating activities was supplemented with cash provided by financing activities to fund the increase in working capital.


INVESTING ACTIVITIES
Capital investments totaled $86 million in the first quarter of 2000. This amount includes $15 million for operating requirements (replacement equipment, environmental control projects, etc.). The remainder was for strategic projects (performance improvements, investments, etc.) principally carried forward from 1999, including:

 .    expansion of the Worsley Alumina Refinery in Australia
 .    modernization of U.S. foil plants
 .    small capacity expansions, equipment upgrades, improvement programs and other initiatives that have been completed or are currently under way at a number of facilities

Capital investments planned for 2000 (in the range of $250 - $275) are primarily for those strategic projects now under way and continuing operating requirements. We expect to fund these capital investments primarily with cash provided by operating activities.

In the first quarter of 2000, we sold our remaining investment in a Canadian rolling mill and related assets. No material gain or loss was realized. This investment was included in our "Other" category.


FINANCING ACTIVITIES
In the first quarter of 2000, we borrowed $100 million under our credit facilities and increased the amount of debt securities we can issue under our shelf registration to $163 million. We used the proceeds from the borrowing to fund investing activities and to partially fund an increase in working capital.

RISK FACTORS
------------
This section should be read in conjunction with Part I, Item 1 (Business),
Item 3 (Legal Proceedings) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Reynolds' 1999 Form 10-K and the preceding portions of this Item.

This report contains (and oral communications made by or on behalf of Reynolds may contain) forecasts, projections, estimates, statements of management's plans, objectives and strategies for Reynolds and other forward-looking statements<F1>. Reynolds' expectations for the future and related forward-looking statements are based on a number of assumptions and forecasts, including:

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

Reynolds remains optimistic about the demand for aluminum for the balance of 2000. The strong recovery in 1999, when aluminum consumption grew by more than 5%, has set the stage for further strength in 2000. While some uncertainty exists about the extent of the economic expansion in the United States, the outlook for continuing growth in Europe and Asia remains very positive. We expect that consumption of aluminum will continue to grow at a rate of 4% to 6% per year for 2000 and 2001.

Economic and/or market conditions other than those forecasted by Reynolds in the preceding paragraph could cause Reynolds' actual results to differ materially from those projected in a forward-looking statement or affect the extent to which a particular projection is realized.

The following factors also could affect Reynolds' results:

 . Primary aluminum is an internationally traded commodity. The price of primary aluminum is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. Because primary aluminum makes up a significant portion of Reynolds' shipments, changes in aluminum pricing have a rapid effect on its operating results. Reynolds' use from time to time of contractual arrangements, including fixed-price sales contracts, fixed-price supply contracts, and forward, futures and option contracts, reduces its exposure to price volatility but does not eliminate it.

 . The markets for most aluminum products are highly competitive.  Certain of Reynolds' competitors are larger than Reynolds in terms of total assets and operations and have greater financial resources. Certain foreign governments are involved in the operation and/or ownership of certain competitors and may be motivated by political as well as economic considerations. In addition, aluminum competes with other materials, such as steel, plastics and glass, among others, for various applications in Reynolds' key markets. Plastic products compete with similar products made by Reynolds' competitors, as well as with products made of glass, aluminum, steel, paper, wood and ceramics, among others. Unanticipated actions or developments by or affecting Reynolds' competitors and/or the willingness of customers to accept substitutions for the products sold by Reynolds could affect results.
[FN]
____________
<FN1>Forward-looking statements can be identified generally as those containing words such as "should," "will," "will likely result," "hope," "forecast," "outlook," "project," "estimate," "expect," "anticipate," "scheduled," or
"plan" and words of similar effect.

------------
 . Reynolds spends substantial capital and operating amounts relating to ongoing compliance with environmental laws. In addition, Reynolds is involved in remedial investigations and actions in connection with past disposal of wastes. The identification of additional material remediation sites in the future at which Reynolds may be named as a potentially responsible party (that are presently unknown) could have a material adverse effect on its results of operations in a future interim or annual reporting period. Moreover, estimating future environmental compliance and remediation costs is imprecise due to:

      - continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to Reynolds' operations
      - availability and application of technology
      - allocation of costs among potentially responsible parties

 . Reynolds has investments and activities in various emerging markets, including China and Brazil. While emerging markets offer strong growth potential, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal systems less developed and predictable, and the possibility of various types of adverse government action more pronounced.

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

 . Operating factors such as supply disruptions, the failure of equipment or processes to meet specifications, failure to achieve operating improvements in the Transportation global business unit, changes in operating conditions, and weather could materially affect results.

 . Changes in laws and regulations, both U.S. and foreign, or their interpretation and application, including changes in tax laws and their interpretation and application, could affect Reynolds' results.

 . A number of Reynolds' operations are cyclical and can be influenced by economic conditions.

 . A failure to complete and successfully start up major capital projects, such as the ongoing expansion of the Worsley Alumina Refinery (by reason of construction delays or disputes, labor unrest or otherwise), as scheduled and within budget or a failure to launch successfully new growth or strategic business programs, such as the engine cradle program where Reynolds is experiencing higher than anticipated costs, could affect Reynolds' results.

 . A strike at a customer facility or a significant downturn in the business of a key customer supplied by Reynolds could affect Reynolds' results.

------------
 . Reynolds' proposed merger with Alcoa Inc. is subject to certain conditions, including antitrust clearance. As discussed under "Merger" in this Item 2, on September 29, 1999, the Antitrust Division issued a request for additional information and documentary material (a "second request"). On February 11, 2000, both Reynolds and Alcoa announced that they believed that they were in substantial compliance with the second request. They also advised the Department of Justice that they would not close the merger before March 31, 2000, in order to provide the Department sufficient time to review the transaction. The agreement not to close the merger has been extended to May 2000. In addition, the European Commission has until no later than May 10, 2000, to complete its investigation and to make a final determination with respect to the merger. Reynolds and Alcoa have also made filings under the competition laws of Canada, Australia and certain other countries where the companies have significant operations. Reynolds and Alcoa have been advised that the Canadian Competition Bureau has classified this merger as "very complex." Its review is expected to be completed by May 24, 2000. The Australian review process is also expected to be completed by the end of May 2000. It is possible that regulatory authorities may not approve the merger, impose conditions on the combined operations or require divestitures as a condition to approving the merger. While Reynolds is working promptly toward completion of the merger, no assurances can be given as to whether regulatory delays will be encountered or regulatory conditions to the merger imposed, or the possible effects of such delays or conditions.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Forward, futures, option and swap contracts are designated to manage risks resulting from fluctuations in the aluminum, natural gas, foreign currency and debt markets. Contracts used to manage risks in these markets are not material.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As previously reported, on August 11, 1999, eight class action complaints on behalf of stockholders of Reynolds were filed in the Delaware Court of Chancery against Reynolds and certain present and former members of its board of directors. These actions were styled Tozour Energy Systems Retirement Plan
v. Sheehan, et al.; Lisa v. Reynolds Metals Company, et al.; Yassin v. Reynolds Metals Company, et al.; Weinfeld v. Sheehan, et al.; Bader & Yakaitis Profit Sharing Plan and Trust v. Sheehan, et al.; Rand v. Sheehan, et al.; Grill v. Sheehan, et al.; and Randolph Capital Management, Inc. v. Sheehan, et al. The complaints were filed after Alcoa announced its proposal to acquire Reynolds. The plaintiff in each action alleged, among other things, that the directors of Reynolds failed to negotiate with Alcoa before Alcoa's announcement; that they were breaching their fiduciary duties by failing to explore offers for the purchase of Reynolds or to engage in meaningful discussions with interested parties such as Alcoa; that they were attempting to entrench themselves in their positions at Reynolds through misuse of Reynolds' shareholder rights plan; and that they were attempting to deprive the plaintiffs of the true value of their investment in Reynolds. The plaintiff in each action sought injunctive relief requiring the directors of Reynolds to give due consideration to any proposed business combination, to resolve any conflicts in favor of Reynolds' public stockholders, and to refrain from consummating any business combination without conducting an auction or other process to obtain the highest possible price for Reynolds. The complaints also sought unspecified damages and awards of fees and costs.

On February 11, 2000, Reynolds' stockholders approved the merger agreement between Reynolds and Alcoa. On April 3, 2000, the Delaware Court of Chancery entered orders of dismissal, without prejudice, dismissing all of the above-described actions.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Recent Sales of Unregistered Securities

STOCK PLAN FOR OUTSIDE DIRECTORS. Under Reynolds' Stock Plan for Outside Directors (the "Stock Plan"), 91.825 phantom shares, in the aggregate, were granted to Reynolds' nine outside Directors on January 3, 2000, based on an average price of $75.969 per share. These phantom shares represented dividend equivalents paid on phantom shares previously granted under the Stock Plan. 756.250 phantom shares, in the aggregate, were granted to the nine outside Directors on March 31, 2000, based on an average price of $67.844 per share. These phantom shares represented a quarterly installment of each outside Director's annual grant under the Stock Plan.

To the extent that these grants constitute sales of equity securities, Reynolds issued these phantom shares in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, taking into account the nature of the Stock Plan, the number of outside Directors participating in the Stock Plan, the sophistication of the outside Directors and their access to the kind of information that a registration statement would provide.

A description of the Stock Plan is contained in Reynolds' 1999 Form 10-K in Part II, Item 5, under the caption "Sale of Unregistered Securities."

LONG-TERM PERFORMANCE SHARE PLAN. Under Reynolds' Long-Term Performance Share Plan (the "Plan"), executive officers and other key employees of Reynolds and its subsidiaries and affiliates who are designated by the Compensation Committee of Reynolds' Board of Directors are granted performance share units for a designated cycle (generally four years, although an initial two-year cycle was also established for 1998-99). The units may be earned (or not) based on Reynolds' total shareholder return (i.e., stock price appreciation plus dividends reinvested quarterly) relative to the Standard & Poor's Basic Materials Index. A threshold payment is made if Reynolds matches the 40th percentile of the group, while target is payable at the 60th percentile and a maximum award of 150% is payable at the 80th percentile. After the end of each performance cycle, each participant will be entitled to receive an award for that cycle only to the extent the performance goals established for that cycle have been met. Half of the award will be payable in cash; the other half will be in the form of phantom stock. Participants may voluntarily defer receipt of up to 85% of the cash portion, which may be deferred into an interest account or, subject to
the terms of the Plan, a phantom stock account.   The phantom stock
(including all deferred awards) will not be paid out until the year following termination of employment or, in the case of a change in control of Reynolds, immediately following the change in control, and will be paid in shares of common stock.

On January 1, 2000, 61,945.052 phantom shares, in the aggregate, were credited to the accounts of the executive officers and other key employees participating in the Plan, based on an average stock price calculated in accordance with the Plan of $72.49 per share. These phantom shares represented awards under the Plan for the two-year cycle January 1, 1998 through December 31, 1999.

To the extent that these awards constitute sales of equity securities, Reynolds issued these phantom shares in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, taking into account the nature of the Plan, the Plan's restriction on the payout of the phantom stock until after the participants' termination of employment, the number of executive officers and other key employees participating in the Plan, the sophistication of such participants and their access to the kind of information that a registration statement would provide.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As previously reported in Reynolds' 1999 Form 10-K in Part I, Item 4, a special meeting of Reynolds' stockholders was held on February 11, 2000. The stockholders approved and adopted the Agreement and Plan of Merger, dated as of August 18, 1999, among Alcoa Inc., RLM Acquisition Corp. and Reynolds, and approved the transactions contemplated thereby. At December 29, 1999, the record date for the special meeting, 63,463,257 shares of common stock were outstanding and entitled to vote at the meeting. The number of votes cast for and against, and the number of abstentions, as applicable, were as set forth below. No other matter was voted upon at the meeting.

         Number of Votes Cast "For"          41,335,471
         Number of Votes Cast "Against"         457,861
         Number of Abstentions                5,609,245

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Index to Exhibits.


(b)  Reports on Form 8-K

During the first quarter of 2000, Reynolds filed four Current Reports on Form 8-K with the Commission, all of which reported matters under Item 5:

     (1) A Form 8-K dated January 18, 2000, containing unaudited pro forma condensed consolidated financial statements relating to the proposed merger of Reynolds with Alcoa Inc.;

     (2) A Form 8-K dated January 19, 2000, containing a copy of a press release issued that date by Reynolds announcing its 1999 fourth quarter and year-end results;

     (3) A Form 8-K dated February 14, 2000, containing copies of press releases issued on February 11, 2000 by Reynolds and Alcoa Inc. concerning their proposed merger; and

     (4) A Form 8-K dated March 21, 2000, containing a copy of a press release issued on March 20, 2000 by Reynolds and Alcoa Inc.
     announcing that they had agreed to provide the Department of Justice additional time to review their proposed merger.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             REYNOLDS METALS COMPANY


                             By ALLEN M. EAREHART
                               -------------------------------------
                               Allen M. Earehart
                               Senior Vice President and Controller
                               (Chief Accounting Officer)


DATE:  April 28, 2000

                        INDEX TO EXHIBITS

           (Attached herewith are Exhibits 27 and 99)



    * EXHIBIT 2     -    Agreement and Plan of Merger among Alcoa
                         Inc., RLM Acquisition Corp. and Reynolds
                         Metals Company dated as of August 18,
                         1999. (File No. 001-01430, Form 8-K
                         dated August 19, 1999, EXHIBIT 99.1)

    * EXHIBIT 3.1   -    Restated Certificate of Incorporation,
                         as amended.  (File No. 001-01430, 1999
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


_______________________
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

______________________
* Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

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

   =* EXHIBIT 10.34 -    Reynolds Metals Company 1999
                         Nonqualified Stock Option Plan
                         (Registration Statement No. 333-79203 on
                         Form S-8, dated May 24, 1999, EXHIBIT
                         4.5)

-------------
* Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

   =* EXHIBIT 10.35 -    Form of Stock Option Agreement, as
                         approved May 21, 1999 by the Compensation
                         Committee of the Company's Board of
                         Directors.  (File No. 001-01430, Form 10-
                         Q Report for the Quarter ended June 30,
                         1999, EXHIBIT 10.40)

   =* EXHIBIT 10.36      Form of Three Party Stock Option
                         Agreement, as approved May 21, 1999 by the
                         Compensation Committee of the Company's
                         Board of Directors.  (File No. 001-
                         01430, Form 10-Q Report for the Quarter
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




--------------
* Incorporated by reference.
= Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.